Form 10-Q
period 2004-03-31
QUANTA CAPITAL HOLDINGS LTD
filed 2004-05-14
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-32138
Commission file number

QUANTA CAPITAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Victoria Street, Fourth Floor
Hamilton HM11
Bermuda
(Address of principal executive offices and zip code)

441-294-6350
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).        Yes           No

As of May 14, 2004 there were 56,798,218 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; expressed in thousands of U.S. dollars except for share and per share amounts)

	March 31, 2004	December 31, 2003
Assets
Investments at fair value (amortized cost: March 31, 2004, $454,885; December 31, 2003, $465,552)	$459,447	$467,036
Cash and cash equivalents	42,340	47,251
Accrued investment income	4,184	2,995
Premiums receivable	82,973	10,961
Losses and loss adjustment expenses recoverable	190	3,263
Other accounts receivable	7,616	8,957
Deferred acquisition costs	23,478	6,616
Deferred reinsurance premiums	6,122	1,925
Property and equipment, net of accumulated depreciation of $343 (December 31, 2003, $185)	1,743	1,117
Goodwill and other intangible assets	21,167	21,351
Other assets	1,720	2,289
Total assets	$650,980	$573,761
Liabilities
Reserve for losses and loss adjustment expenses	$17,276	$4,454
Unearned premiums	109,407	20,044
Environmental liabilities assumed	6,868	7,018
Reinsurance balances payable	5,277	334
Accounts payable and accrued expenses	9,869	17,609
Net payable for investments purchased	11,630	34,766
Deferred income and other liabilities	4,973	2,053
Total liabilities	$165,300	$86,278
Shareholders' equity
Preferred shares ($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003)	$—	$—
Common shares ($0.01 par value; 200,000,000 shares authorized; 56,798,218 issued and outstanding at March 31, 2004 and December 31, 2003)	568	568
Additional paid-in capital	524,203	524,235
Accumulated deficit	(43,002)	(38,477)
Accumulated other comprehensive income	3,911	1,157
Total shareholders' equity	$485,680	$487,483
Total liabilities and shareholders' equity	$650,980	$573,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited; expressed in thousands of U.S. dollars except for share and per share amounts)

	Three Months Ended March 31,
	2004	2003
		(Predecessor)
Revenues
Gross premiums written	$118,729	$—

Net premiums written	$112,455	$—
Change in net unearned premiums	(85,220)	—
Net premiums earned	27,235	—

Consulting revenues	6,507	6,271
Net investment income	3,235	8
Net realized gains on investments	1,195	—
Net foreign exchange gains	224	—
Other income	191	—
Total revenues	38,587	6,279
Expenses
Net losses and loss expenses incurred	15,895	—
Acquisition expenses	6,617	—
Direct consulting costs	4,384	3,673
General and administrative expenses	15,829	2,129
Depreciation and amortization of intangibles	387	53
Total expenses	43,112	5,855
(Loss) income before income taxes	(4,525)	424
Income tax expense	—	—
Net (loss) income	(4,525)	424
Other comprehensive income (loss)
Unrealized investment gains arising during the period, net of income taxes	3,962	—
Foreign currency translation adjustments	(13)	—
Reclassification of net realized gains on investments included in net loss, net of income taxes	(1,195)	—
Other comprehensive income	2,754	—
Comprehensive (loss) income	$(1,771)	$424
Weighted average common share and common share equivalents basic and diluted	56,798,218	1,093,250
Basic and diluted (loss) income per share	$(0.08)	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDTED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(Unaudited; expressed in thousands of U.S. dollars except for share and per share amounts)

Three Months Ended March 31, 2004

Share capital — preferred shares of par value $0.01 each	$—

Share capital — common shares of par value $0.01 each
Balance at beginning of period	568
Issued during period	—
Balance at end of period	568

Additional paid-in capital
Balance at beginning of period	524,235
Net offering costs	(32)
Balance at end of period	524,203

Accumulated other comprehensive income
Balance at beginning of period	1,157
Net change in unrealized gains on investments, net of tax	2,767
Foreign currency translation adjustments	(13)
Balance at end of period	3,911

Accumulated deficit
Balance at beginning of year	(38,477)
Distributions to stockholders	—
Net loss for period	(4,525)
Balance at end of period	(43,002)

Total shareholders' equity	$485,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2004	2003
		(Predecessor)
Cash flows from operating activities
Net (loss) income	$(4,525)	$424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	202	53
Amortization of intangibles	185	—
Amortization of discounts on investments	924	—
Net realized gains on sale of investments	(1,195)	—
Net change in fair value of derivative instruments	50	—

Changes in assets and liabilities:
Accrued investment income	(1,189)	—
Premiums and other accounts receivable	(72,012)	—
Losses and loss adjustment expenses recoverable	(153)	—
Deferred acquisition costs	(16,862)	—
Deferred reinsurance premiums	(5,776)	—
Other accounts receivable	1,341	2,316
Other assets	569	166
Reserve for losses and loss adjustment expenses	16,048	—
Unearned premiums	90,942	—
Environmental liabilities assumed	(150)	—
Reinsurance balances payable	4,943	—
Accounts payable and accrued expenses	(7,740)	(1,170)
Deferred income and other liabilities	2,383	172
Net cash provided by operating activities	7,985	1,961
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	281,584	—
Purchases of fixed maturities and short-term investments	(293,619)	—
Purchases of property and equipment	(829)	(19)
Net cash used in investing activities	(12,864)	(19)
Cash flows used in financing activities
Distributions to shareholders	—	(800)
Repayment of notes payable	—	(2)
Repayment of capital lease obligations	—	(1)
Net offering costs	(32)	—
Net cash used in financing activities	(32)	(803)
(Decrease) increase in cash and cash equivalents	(4,911)	1,139
Cash and cash equivalents at beginning of period	47,251	73
Cash and cash equivalents at end of period	$42,340	$1,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. ("Quanta Holdings"), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries (collectively referred to as the "Company") were formed to provide specialty insurance, reinsurance, risk assessment and risk consulting services and products on a global basis. Quanta Holdings conducts its insurance and reinsurance operations principally through subsidiaries incorporated in Bermuda and the United States of America.

Interim financial information

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (consisting of only normal and recurring accruals) for a fair statement of the results of the interim periods presented. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2004.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003, included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 3, 2004 (Registration No. 333-111535) in connection with the registration for resale of Quanta Holdings' common shares (the "Registration Statement").

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities reported at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the unaudited condensed consolidated financial statements reflect management's best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the unaudited condensed consolidated financial statements. The Company's principal estimates and assumptions relate to the development and determination of the following:

•	investment valuations;

•	certain estimated premiums written and receivable;

•	reserves for losses and loss adjustment expenses;

•	the valuation of goodwill and intangible assets;

•	environmental liabilities assumed;

•	deferred income taxes and liabilities;

•	reinsurance balances recoverable.

The unaudited historic condensed financial statements for the three months ended March 31, 2003 have been derived from the unaudited financial statements of the Company's predecessor, Environmental Strategies Corporation ("ESC").

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

2.	Significant accounting policies

During the three months ended March 31, 2004, the Company entered into certain derivative instruments and adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities".

The Company generally enters into investment related derivative transactions, as permitted by its investment guidelines, for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. The Company may also, as part of its business, enter into derivative instruments for the purpose of replicating approved investment, insurance or reinsurance transactions that meet the Company's investment or underwriting guidelines. As of March 31, 2004, the Company carries within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a predefined mortality index over a fixed period time. The Company has determined that the component of the bond that is linked to the specified mortality index is, under SFAS 133, an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS133. The Company has not designated any of its derivative instruments as hedging instruments.

The Company recognizes all standalone derivative instruments as either other assets or liabilities and recognizes its embedded derivatives as part of their host instruments in the condensed consolidated balance sheet. The Company measures all derivative instruments at their fair values, which are based on market prices and data provided by independent third parties. When market data is not readily available, the Company uses analytical models to estimate the fair values of these instruments based on their structure, terms and conditions and prevailing market conditions. The Company recognizes changes in the fair value of derivative instruments in its unaudited condensed consolidated statement of operations and comprehensive income as part of other income in the period in which such changes occur. Given the nature of derivative instruments and the estimates used in estimating their fair value, changes in the fair value of derivative instruments and realized gains and losses on settled derivative instruments may create significant volatility in the Company's results of operations in future periods.

A detailed discussion and analysis of the Company's other significant accounting policies is provided in the notes to the Company's audited financial statements for the year ended December 31, 2003 included in the Registration Statement.

3.	Stock-based compensation

Employee stock awards under the Company's long term incentive compensation plan are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Compensation expense for stock options and stock-based awards granted to employees is recognized using the intrinsic value method to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

The Company provides the disclosure as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires compensation expense for employee stock options to be measured as the fair value of the options at their grant date and recorded over the shorter of the vesting or service period.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

The following table summarizes the Company's stock-based compensation, net income and earnings per share for the three months ended March 31, 2004 had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123.

Stock compensation expense
As reported	$—
Total stock-based employee compensation expense determined under fair value based method	614
Pro forma	$614
Net loss
As reported	$(4,525)
Total stock-based employee compensation expense determined under fair value based method	(614)
Pro forma	$(5,139)
Basic and diluted loss per share
As reported.	$(0.08)
Pro forma	$(0.09)

In accordance with SFAS 123, the fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 3.73% and an expected life of the options of approximately 7 years.

4.	Recent pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires certain VIEs to be consolidated by the primary beneficiary of the VIE if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R has not had a material impact on the Company's unaudited condensed consolidated results of operations or financial position.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 addresses the meaning of the term "other-than-temporary impairment" and its application to the Company's investments in debt and equity securities. For the three months ended March 31, 2004, the Company did not identify any securities with declines in value that were considered to be other-than-temporary and the Company does not anticipate that the adoption of the new evaluation guidance of EITF 03-01, which will be effective for the three months ended September 30, 2004, will have a material effect on the Company's results of operations, financial condition or cash flows.

5.	Derivative instruments

The Company is exposed to potential loss on its derivative activities from various market risks, and manages these market risks based on guidelines established by management. Derivative

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

instruments are carried at fair value with the resulting realized and unrealized gains and losses recognized in income in the period in which they occur. The change in fair value is included in other income in the unaudited condensed consolidated statement of operations.

The following table summarizes these instruments and the effect on net loss and comprehensive loss for the three months ended March 31, 2004. The Company's predecessor did not engage in derivative activities and, accordingly, there is no comparative derivative financial information for the three months ended March 31, 2003:

	March 31, 2004
	Net change in unrealized losses	Net realized gains
Investment derivatives	$(3)	$180
Mortality linked embedded derivatives	(47)	—
Net realized and unrealized (losses) gains on derivatives	$(50)	$180

Investment Derivatives

The Company uses foreign currency forward contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency denominated fixed maturity investments. These forward currency contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. As of March 31, 2004 the net contractual amount of foreign currency forward foreign contracts was $0, with a net fair market value of $38 and net unrealized gains of $38. For the three months ended March 31, 2004 net realized gains on settled foreign currency forward contracts totaled approximately $150.

During the three months ended March 31, 2004, the Company utilized other derivative instruments such as swaps and options and recognized net realized gains on these instruments of approximately $30. The Company recorded approximately $15 in net unrealized losses on these investment derivatives as of March 31, 2004, and recognized, in the unaudited condensed consolidated statement of operations, approximately $3 of net changes in unrealized losses for the three months ended March 31, 2004.

Mortality linked embedded derivative

The Company holds within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index over a fixed period of time. The Company has concluded that the component of the bond that is linked to the mortality index is an embedded derivative and estimates the fair market value of this index linked embedded derivative using an analytical model that considers the security's term, rating, current market conditions, and structural risk. As of March 31, 2004, the estimated fair value of the embedded derivative was $618 and is recognized at fair value and included within investments in the unaudited condensed consolidated balance sheet. During the three months ended March 31, 2004, the Company recorded $47 in unrealized losses associated with the change in the fair value of the embedded derivative.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

6.	Reinsurance

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three months ended March 31, 2004 is shown below. The Company's predecessor did not engage in insurance or reinsurance business and, accordingly, no comparative reinsurance financial information is provided for the three months ended March 31, 2003.

Three months ended March 31, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses Incurred
Direct Insurance	$38,032	$4,507	$2,328
Reinsurance Assumed	80,697	23,226	13,720
Ceded	(6,274)	(498)	(153)
Net	$112,455	$27,235	$15,895

The Company recorded reinsurance recoveries on losses and loss adjustment expenses incurred of approximately $153 relating to business ceded during the three months ended March 31, 2004.

7.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004.

Basic earnings per share
Net loss	$(4,525)
Weighted average common shares outstanding — basic	56,798,218
Basic loss per share	$(0.08)
Diluted earnings per share
Net loss	$(4,525)
Weighted average common shares outstanding	56,798,218
Weighted average common share equivalents
Options	—
Weighted average common shares outstanding — diluted	56,798,218
Diluted loss per share	$(0.08)

Due to net losses for the three months ended March 31, 2004, the assumed net exercise, under the treasury stock method, of options and warrants has been excluded, as the effect would have been anti-dilutive. For the three months ended March 31, 2004, weighted average common shares outstanding exclude 2,871,400 options and 2,542,813 warrants, because their effect is antidilutive.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

8.	Segment information

The following table summarizes the Company's operating segment results before tax for each operating segment for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company's predecessor business was wholly allocated to the consulting operating segment. As a result, a separate statement of operations by operating segment for the three months ended March 31, 2003 is not provided.

	For the three months ended March 31, 2004
Statement of operations by operating segment	Insurance	Reinsurance	Consulting	Adjustments and eliminations	Consolidated
Gross premiums written	$38,032	$80,697	$—	$—	$118,729
Premiums ceded	(6,274)	—	—	—	(6,274)
Net premiums written	$31,758	$80,697	$—	$—	$112,455
Net premiums earned	$4,009	$23,226	$—	$—	$27,235
Consulting revenues	—	—	7,185	(678)	6,507
Other income	—	—	159	—	159
Net losses and loss expense incurred	2,175	13,720	—	—	15,895
Direct consulting costs	—	—	4,384	—	4,384
Acquisition expenses	822	5,795	—	—	6,617
General and administrative expenses	—	—	2,340	—	2,340
Underwriting or net consulting income	$1,012	$3,711	$620	$(678)	$4,665
General and administrative expenses					13,489
Depreciation and amortization of intangibles					387
Net investment income					3,235
Net realized gains on investments					1,195
Other income					32
Net foreign exchange gains					224
Net loss before income taxes					$(4,525)

Items of revenue and expense resulting from charges between operating segments are eliminated on consolidation of the segments. During the three months ended March 31, 2004, the consulting segment charged the underwriting segments $0.7 million for consulting services rendered.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

The following table summarizes the Company's financial information by geographic location for the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company's predecessor results of operations were generated entirely in the U.S. As a result, a separate statement of operations by geographic location for the three months ended March 31, 2003 is not provided.

	For the three months ended March 31, 2004
Statement of operations by geographic location	Bermuda	Europe	U.S.	Adjustments and eliminations	Consolidated
Net premiums earned	$25,673	$—	$1,562	$—	$27,235
Consulting revenues	—	—	7,185	(678)	6,507
Net investment income	3,001	1	233	—	3,235
Net realized gains on investments	1,080	—	115	—	1,195
Net foreign exchange gains	223	—	1	—	224
Other income	28	432	163	(432)	191
Total revenues	30,005	433	9,259	(1,110)	38,587
Net losses and loss expense incurred	15,025	—	870	—	15,895
Acquisition expenses	6,233	—	384	—	6,617
Direct consulting costs	—	—	4,384	—	4,384
General and administrative expenses	5,394	543	11,002	(1,110)	15,829
Depreciation and amortization	72	3	312	—	387
Total expenses	26,724	546	16,952	(1,110)	43,112
Net Income (loss) before income taxes	$3,281	$(113)	$(7,693)	$—	$(4,525)
Identifiable assets by geographic location	$639,404	$442	$228,064	$(216,930)	$650,980

Revenues, expenses, investments in and amounts due from affiliated entities across geographic locations are eliminated on the consolidation of the geographic results of operations and geographic identifiable assets.

9.	Goodwill and other intangible assets

The Company accounts for its goodwill and other intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are reviewed for impairment when events or circumstances indicate that there may be impairment. The Company's impairment evaluation as of December 31, 2003, indicated that none of its goodwill or other intangible assets were impaired.

The carrying amount of goodwill, which was related to the Company's consulting operating segment, was $7.8 million as of, and for the three months ended, March 31, 2004.

The Company recorded $8.9 million of intangible assets representing its U.S. insurance licenses that are not subject to amortization as of March 31, 2004.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; express in thousands except for share and per share amounts)

The following table summarizes the gross carrying amount and accumulated amortization for each of the Company's classes of intangible assets that are subject to amortization as of March 31, 2004:

	Gross carrying amount	Accumulated amortization
Customer relationships	$4,400	$321
Non-compete agreements	570	111
Total	$4,970	$432

The aggregate amortization expense of intangible assets subject to amortization was $0.4 million for the three months ended March 31, 2004. The estimated amortization expense in each of the five years subsequent to December 31, 2003, is as follows (in thousands): 2004, $740; 2005, $740 million; 2006, $677; 2007, $550; and 2008, $550.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2004, and of our predecessor, Environmental Strategies Corporation ("ESC") for the three months ended March 31, 2003, should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the period from May 23, 2003 (date of incorporation) to December 31, 2003, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussions of critical accounting policies and of estimates and qualitative and quantitative disclosures about market risk, contained in the Registration Statement.

We caution you that, because of our limited operating history, our financial information is not indicative of the actual results that we expect to achieve in future periods. In addition, the financial data of our predecessor presented below and relating to its consulting business is neither comparable with nor representative of the actual results that we expect to achieve in future periods as we continue to develop our core business lines relating to insurance and reinsurance. The consulting business of our predecessor is only a small portion of our business and is not representative of the principal business we are undertaking.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements. Statements using words such as "believes," "expects," "intends," "estimates," "projects," "predicts," "assumes," "anticipates," "plans," and "seeks" and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	the risk that we may not be able to implement our business strategy;

•	our lack of any operating history and our present inability to start engaging in certain insurance and reinsurance business because we have not established and obtained authorization of Quanta U.K.;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	changes in the availability, cost or quality of reinsurance;

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms and limits of the products we write or intend to write;

•	our ability to hire, retain and integrate our management team and other personnel;

•	changes in rating agency policies or practices;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

This list of factors is not exhaustive and should be read with the other cautionary statements that are included in this report and under "Risk Factors" in the Registration Statement.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from our projections. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk consulting services on a global basis through its affiliated companies. Through our operating subsidiaries in Bermuda, Ireland and the U.S. and our U.K. branch, we focus on writing coverage for specialized classes of property and casualty insurance and reinsurance risks through a team of experienced and technically qualified underwriters. We define specialty insurance and reinsurance as those lines of business that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. Specialty lines of business require extensive technical underwriting skills and risk assessment resources in order to be profitably underwritten. We believe that a fully developed and well constructed portfolio of these specialty lines will produce superior returns on our capital. We are using our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis. We are also writing insurance and reinsurance in the United States on an admitted basis through Quanta Indemnity Company, which is a U.S. licensed insurer with licenses in approximately 41 states. Further, we write insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through Quanta Specialty Lines Insurance Company. We expect to receive our European insurance license this summer and expect that our European operations will begin to contribute to our results in the latter half of 2004.

ESC is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC is our platform for establishing our technical talent in the area of environmental insurance and other specialty insurance lines and provides risk evaluation services to our underwriters and to third parties on a fee for services basis.

We commenced substantive operations on September 3, 2003 and wrote a small number of insurance and reinsurance contracts during the fourth quarter of 2003. During the period from January 1, 2004 to March 31, 2004 we continued to grow and diversify our specialty lines of business, and we experienced a significant increase in the number of insurance and reinsurance contracts underwritten as we positioned ourselves to take advantage of the first quarter renewal season in the reinsurance industry.

We generated approximately $112.5 million of net premiums written, net of premiums ceded on reinsurance treaties purchased, during the three months ended March 31, 2004 and recognized approximately $27.2 million of net premiums earned. In addition to our net premiums written of $112.5 million, we expect to generate an estimated $48.6 million of additional net premiums written in future periods from reinsurance contracts entered into during the three months ended March 31, 2004.

During the first quarter of 2004, we capitalized on opportunities during the 2004 renewal season in the reinsurance market as our insurance product lines continued to ramp-up. During the remainder of 2004, we expect our insurance product lines will become an increasingly significant contributor to our overall business. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003, we believe that our net written premiums written and net premiums earned will increase as we continue to develop and implement our business strategy and enter into more insurance and reinsurance contracts. In addition, because we only recently started writing insurance and reinsurance business, we believe that our portfolio is not widely diversified either among classes of risks or source of origination. We expect, but cannot assure you, that our portfolio will diversify as it grows throughout the year. We expect to fully deploy our available capital by the end of 2004.

In general, we believe that the market conditions in the insurance and reinsurance marketplace were favorable during 2003. These market conditions included the ability to charge higher premium rates than the market would bear in 2001 and 2002 and a continuing demand for insurance and reinsurance products from our target market that cannot be fully met by other insurers and reinsurers. While we believe that premium rate increases are beginning to slow as compared to 2003 and that we are beginning to see a weakening in premium pricing in excess property and casualty lines, we believe that favorable market conditions will generally continue in 2004. We will also continue to seek opportunities to provide insurance and reinsurance in areas that require both capacity and highly technical underwriting expertise.

Segment Information

Our business is comprised of the following three segments:

•	Insurance. Our insurance segment primarily offers corporate clients specialty insurance lines, which provide tailored solutions that respond to distinctive characteristics. In our insurance segment, we write professional liability, marine, technical risk and aviation, environmental liability, structured insurance, fidelity and crime, surety and technical risk property. These solutions may be offered to clients on a traditional or structured basis, or a combination of both.

•	Reinsurance. Our reinsurance segment primarily offers reinsurance products to insurance and reinsurance clients that provide solutions primarily on a treaty, but also to a lesser extent on a facultative, quota share, per risk excess, clash or aggregate excess of loss basis. In our reinsurance segment, we write casualty and professional, property, marine, technical risk and aviation and structured reinsurance. These product lines may be written on a traditional or structured basis, or a combination of both.

•	Consulting. Our consulting segment provides diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services. We plan to expand the scope of our consulting services to provide risk assessment and evaluation services in other specialty insurance and claims areas. These consulting services are currently provided to clients primarily in private sector businesses in the United States.

The determination of these segments was based on our methodology for monitoring the performance of our insurance and reinsurance operations, which we collectively refer to as our underwriting segments, and our risk consulting and management operations, which we refer to as our consulting segment. We evaluate each segment based on its underwriting or consulting results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment. We do not manage our assets by segment and, as a result, net investment income is not evaluated at the segment level. We have not developed a methodology to allocate non-direct items of expense within our underwriting segments. Accordingly, general and administrative expenses, depreciation and amortization expense are not evaluated at the segment level.

Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2004. Because we were incorporated on May 23, 2003 and commenced substantive operations on September 3, 2003, comparisons to prior periods, including those of our predecessor, are not meaningful except for a comparison of the results of operations of our consulting segment. ESC is our predecessor for accounting purposes and its business is wholly attributable to the consulting segment. Accordingly, we compare the results of operations of ESC for the three months ended March 31, 2004 to the same period of the preceding year within the discussion of our consulting segment under "Results by Operating Segments."

Three months ended March 31, 2004

Results of operations for the three months ended March 31, 2004 were as follows:

($ in thousands)
Revenues
Gross premiums written	$118,729
Net premiums written	$112,455
Net premiums earned	$27,235
Consulting revenues	6,507
Net investment income	3,235
Net realized gains on sale of investments	1,195
Net foreign exchange gains	224
Other income	191
Total revenues	38,587
Expenses
Net losses and loss expenses	15,895
Acquisition expenses, net	6,617
Direct consulting costs	4,384
General and administrative expenses	15,829
Depreciation and amortization of intangibles	387
Total expenses	43,112
Income taxes	—
Net loss	$(4,525)
Comprehensive loss	$(1,771)

Total revenues.    Total revenues of $38.6 million were comprised of net premiums earned of $27.2 million, consulting revenues of $6.5 million, total investment income of $4.6 million, including net realized gains on sale of investments of $1.2 million, and other income of $0.2 million. Consulting revenues were derived from the operations of ESC. Substantially all other revenues were generated by our underwriting subsidiaries in the U.S and Bermuda.

Premiums.    We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and we were well positioned to fully commence underwriting operations by the beginning of 2004. Gross premiums written and premiums ceded were $118.7 million and $6.3 million for the three months ended March 31, 2004. Our reinsurance segment capitalized on the reinsurance opportunities during the 2004 renewal season and generated $80.7 million of our gross and net premiums written. Our insurance segment generated $38.0 and $31.7 million of gross and net premiums written due in part to solid growth in U.S. insurance business. We expect that our reinsurance and insurance gross and net premiums written will grow as we further execute our business strategies.

During the three months ended March 31, 2004, we entered into reinsurance treaties for each of our insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business. We ceded $6.3 million of premium under these treaties during the three months ended March 31, 2004.

Net premiums earned in the three months ended March 31, 2004 were $27.2 million reflecting the earning of premiums on contracts written during the three months ended March 31, 2004 and during the fourth quarter of 2003. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Because we do not have twelve months of operating history, we believe that our net premiums earned are not yet representative of a fully developed portfolio of insurance and reinsurance contracts.

Consulting revenues.    For the three months ended March 31, 2004, consulting revenues were $6.5 million and consisted of $3.3 million from direct labor and $3.2 million from subcontractor related activities.

Net investment income and net realized gains.    Net investment income and net realized gains totaled $4.4 million for the three months ended March 31, 2004. Net investment income was $3.2 million and was derived primarily from interest earned on fixed maturity investments and short term investments, partially offset by investment management fees. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 2.7% for the period from January 1, 2004 to March 31, 2004. Net realized gains of $1.2 million were generated primarily from the sale of fixed maturity securities as we sought to enhance our total investment returns and manage the duration of our investment portfolios.

As of March 31, 2004, the average duration of our investment portfolio was approximately 2.5 years with an average credit rating of approximately "AA".

Total expenses.    Total expenses were $43.1 million for the three months ended March 31, 2004 and were comprised of net losses and loss expenses incurred of $15.9 million, net acquisition expenses of $6.6 million, direct consulting costs of $4.4 million, general and administrative expenses of $15.8 million and depreciation and amortization of $0.4 million.

Net losses and loss expenses.    Net losses and loss expenses incurred were $15.9 million for the three months ended March 31, 2004, and were a function of our net premiums earned and expected ultimate losses and loss expenses contracts of insurance and reinsurance underwritten. As of March 31, 2004 we had not been notified of any specific significant incurred losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Therefore, we have continued to use expected loss ratios established by our actuaries as our primary loss reserving methodology. Our total net loss ratio (calculated by dividing net losses and loss expenses incurred by net premiums earned) was 58.4% for the three months ended March 31, 2004.

Acquisition expenses.    Net acquisition expenses for the three months ended March 31, 2004, were $6.6 million and were a function of the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our total net acquisition cost ratio (calculated by dividing net acquisition costs by net premiums earned) for the three months ended March 31, 2004 was 24.3%. Deferred acquisition costs include, as of March 31, 2004, $23.5 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct consulting costs.    Direct consulting costs totaled $4.4 million and were comprised of subcontractor and direct labor expenses at ESC. Direct consulting costs, as a percentage of consulting revenues was approximately 68% for the period and was consistent with direct consulting costs as a percentage of consulting revenues realized by ESC in prior periods.

General and administrative expenses.    General and administrative expenses were $15.8 million for the three months ended March 31, 2004 and were comprised of $11.1 million of personnel related expenses and $4.7 million of other general and administrative expenses. General and administrative expenses include $13.5 million related to our underwriting activities and $2.3 million of expenses related to our consulting activities. Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expense by net premiums written) was 12% for the three months ended March 31, 2004. We expect that this ratio will decrease during the remainder of 2004 as we continue to expand our lines of business and increase our net premiums written and we expect that it will stabilize as we grow our business.

Depreciation and amortization of intangibles.    Depreciation and amortization of intangibles was $0.4 million for the three months ended March 31, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

Net loss.    Net loss was $4.5 million for the three months ended March 31, 2004 and was due to the start up nature of our business and our recent entry into the specialty insurance and reinsurance marketplaces. We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our U.S. subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended March 31, 2004, the net valuation allowance charged to earnings was approximately $3.1 million.

Comprehensive loss.    Comprehensive loss was $1.8 million for the three months ended March 31, 2004 and was largely comprised of the net loss of $4.5 million described above and an increase in net unrealized gains on investments of $2.7 million.

Results by Operating Segments

    Underwriting

Three months ended March 31, 2004

We principally provide insurance and reinsurance protection for risks that are often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that require extensive technical underwriting and assessment resources in order to be profitably underwritten. Our underwriting objective is to deploy capital to what we believe are the most attractive lines of business at the most opportune times in order to maximize our risk-adjusted returns on capital. We measure the performance of our insurance and reinsurance business units on the basis of net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses incurred, acquisition expenses and allocated general and administrative expenses. The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing net acquisition expenses by net premiums earned and our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums written. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios and measures our overall underwriting profitability. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. As a newly formed company, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

We have not developed a methodology to allocate indirect general and administrative expenses between each of our underwriting segments, accordingly general and administrative expenses and the general and administrative expense ratio are presented for our underwriting segments in the aggregate.

The following table summarizes our net underwriting results and profitability measures for our insurance and reinsurance business units for the three months ended March 31, 2004:

	Insurance	Reinsurance	Total underwriting
	($ in thousands)
Gross premiums written	$38,032	$80,697	$118,729
Premiums ceded	(6,274)	—	(6,274)
Net premiums written	$31,758	$80,697	$112,455
Net premiums earned	$4,009	$23,226	$27,235
Losses and loss expense incurred	(2,175)	(13,720)	(15,895)
Acquisition expenses	(822)	(5,795)	(6,617)
General and administrative expenses			(13,489)
Net underwriting income (loss)	$1,012	$3,711	$(8,766)
Ratios:
Loss and loss expense ratio	54.3%	59.1%	58.4%
Acquisition expense ratio	20.5%	25.0%	24.3%
General and administrative expense ratio			12.0%
Combined ratio			94.7%

Insurance

Our insurance segment includes the following product lines: professional liability, marine, technical risk and aviation, environmental liability, structured insurance, fidelity and crime, surety and technical risk property. For the three months ended March 31, 2004 we did not write any surety, structured or technical risk property insurance business.

Premiums.    Gross written premiums were $38.0 million for the three months ended March 31, 2004. The table below shows gross written premiums by product line:

($ in thousands)

Environmental liability	$10,196
Professional liability	4,205
Marine, technical risk and aviation	22,040
Fidelity and crime	1,591
Total	$38,032

We ceded $6.3 million premiums under the reinsurance treaties we purchased for each of our insurance product lines. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned of $4.0 million represent the earning of premiums written in 2003 and the earning and amortization of premiums written and ceded during the three months ended March 31, 2004.

Losses and loss expenses.    Net losses and loss expenses incurred of $2.2 million reflect a loss ratio of 54.3%. For the three months ended March 31, 2004, we adopted an expected loss and loss expense ratio methodology to estimate our ultimate cost of losses. This method multiplied premiums earned by an expected loss and loss expense ratio that was derived, for each line of business, from pricing data, industry data and from information provided by brokers and insureds. As of March 31, 2004, we had not received any notifications of significant incurred losses in our insurance segment.

Acquisition expenses.    Acquisition expenses were $0.8 million or 20.5% of net premiums earned for the three months ended March 31, 2004. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses. Our acquisition expense ratio in the insurance business segment was higher than expected because we wrote several marine, technical risk and aviation contracts on a structured basis that required us to pay commission fees in excess of 20%. We expect commission expenses associated with this structure will reduce during the third quarter of 2004.

Reinsurance

Our reinsurance segment includes the following product lines: casualty, property, marine, technical risk and aviation and structured reinsurance. For the three months ended March 31, 2004 we did not write any structured reinsurance business.

Premiums.    Gross and net written premiums written in our reinsurance segment were $80.7 million for the three months ended March 31, 2004. The table below shows gross written premiums by line of business:

($ in thousands)

Casualty	$20,325
Property	44,966
Marine, technical risk and aviation	15,406
Total	$80,697

Gross and net written premiums of $80.7 million reflect our increasing participation in the reinsurance marketplace and new accounts underwritten during the 2004 renewal season for a number of key classes of business, particularly the crop and hail classes which accounted for approximately 62% of our gross property reinsurance premiums written. We expect that this concentration will decrease as we grow and diversify our reinsurance business during the remainder of 2004. Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Net premiums earned of $23.2 million reflect the earning of premiums on contracts written during the three months ended March 31, 2004 and during the fourth quarter of 2003.

Losses and loss expenses.    Net losses and loss expenses incurred were $13.7 million for the three months ended March 31, 2004 and reflect a loss ratio of 59.1%. For the three months ended March 31, 2004, we adopted an expected loss and loss expense ratio methodology to estimate our ultimate cost of reinsurance losses. This method multiplied premiums earned by an expected loss and loss expense ratio that was derived, for each underlying reinsurance contract, from pricing data and information provided by brokers and ceding companies. As of March 31, 2004, we had not received any significant notifications of incurred losses on our reinsurance product lines.

Acquisition expenses.    Acquisition expenses were $5.8 million or 25.0% of net premiums earned for the three months ended March 31, 2004. These acquisition expenses primarily represented brokerage and ceding commissions.

Consulting

Three months ended March 31, 2004 and March 31, 2003

The following table summarizes and compares our net consulting results for the three months ended March 31, 2004 and March 31, 2003. These results were generated primarily by the operations of our predecessor, ESC.

	Three Months Ended
	March 31, 2004	March 31, 2003
	($ in thousands)
Consulting revenues	$7,185	$6,271
Other income	159	—
Direct consulting costs	4,384	3,673
General and administrative expenses	2,340	2,129
Net consulting income	$620	$469

Consulting revenues.    Consulting revenues increased $0.9 million, or 15%, to $7.2 million for the period ended March 31, 2004 compared to $6.3 million for the three months ended March 31, 2003. The increase in total revenues consists of a $0.3 million increase in direct labor revenue and a $0.6 million increase in subcontractor revenue. Increased client spending on environmental projects that were delayed or postponed in prior periods contributed to the increased consulting revenues during the first quarter of 2004. The majority of the $0.6 million increase in subcontractor revenue during the three months ended March 31, 2004 was the result of increased subcontractor remediation activity.

Other income.    Other income totaled $0.2 million for the three months ended March 31, 2004 and was primarily generated from our liability assumption programs under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed. ESC had not engaged in environmental liability transfer activity during the three months ended March 31, 2003.

Direct consulting costs.    Direct consulting costs increased $0.7 million, or 19%, to $4.4 million for the period ended March 31, 2004 compared to $3.7 million for the three months ended March 31, 2003. The increase in direct consulting costs was primarily attributable to increased subcontractor expenses. The increase in subcontractor costs resulted from an increase in the number and change in the nature of remediation projects undertaken during the period ended March 31, 2004. Direct consulting costs, as a percentage of revenue was 61% for the period ended March 31, 2004, as compared to 59% for the period ended March 31, 2003. This increase in direct consulting costs as a percentage of revenues was primarily due to the increased subcontractor activity during this period.

General and administrative expenses.    General and administrative expenses increased by $0.2 million, or 10%, to $2.3 million during the period ended March 31, 2004 compared to $2.1 million for the three months ended March 31, 2003. The increase is primarily attributable to additional remediation expenses associated with the environmental liability assumption program, as discussed above.

Liquidity and Capital Resources

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and consulting operations. As of March 31, 2004, we had subsidiary operations in Bermuda, the United States and representative offices in Ireland and the United Kingdom.

As a holding company, we will have continuing funding needs for general corporate expenses, the payment of principal and interest on future borrowings, if any, taxes, and the payment of other obligations. Funds to meet these obligations will come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiaries. The ability of our operating subsidiaries to make these payments is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, that some of our subsidiaries maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us. These restrictions on the payment of dividends to us by our insurance subsidiaries are described in more detail in the Registration Statement.

Liquidity requirements

Our principal cash requirements are expected to be investments in our operating subsidiaries in other businesses and operating subsidiaries, expenses to develop and implement our business strategy, capital expenditures, premiums ceded, losses and loss adjustment expenses and other policy holder benefits, brokerage and commissions, the servicing of future borrowing arrangements, taxes and other operating expenses. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our board of directors currently does not intend to declare dividends or make any other distributions to the shareholders of Quanta Holdings, our board plans to periodically reevaluate our dividend policy. Our cash requirements will also include the payment of any future dividends to our shareholders if and when our board of directors determines to change our dividend policy.

We expect to hire additional employees during the remainder of 2004. As a result, we anticipate that our cash requirements for the payment of annual salaries and benefits for these employees will increase in future periods as compared to the three months ended March 31, 2004.

As of March 31, 2004, our capital expenditures have not been material and related primarily to the purchase of information technology assets. During the remainder of 2004, we expect capital expenditures principally relating to information systems, furniture and fixtures and leasehold improvements to increase significantly.

In addition to these liquidity requirements, under the purchase agreement with ESC, we will be required to pay ESC's former shareholders an earn-out payment if ESC achieves specified EBITDA targets. EBITDA generally is defined to mean earnings before interest, taxes, depreciation and amortization. Under the earn-out arrangements, if EBITDA for the two-year period ending December 31, 2005 is $7.5 million or greater, we will be required to pay an earn-out payment of $5.0 million. If EBITDA is greater than $7.0 million and less than $7.5 million, then we will be required to pay a pro rata portion of the $5.0 million.

We operate a treasury function responsible for managing our investments, banking relationships, capital raising activities including equity and debt issues, our overall cash and liquidity positions and the payment of dividends from subsidiaries. Our subsidiaries are responsible for managing local cash and liquidity positions.

Sources of cash

Our sources of cash consist primarily of premiums written, proceeds from sales and redemptions of investment assets, investment income, reinsurance recoveries, and, to a lesser extent, collections of receivables for consulting services rendered to third parties. We or one or more of our subsidiaries may also enter into a revolving bank credit facility with a syndicate of lenders, which also may be guaranteed by one or more of our subsidiaries. We expect to use any revolving credit facility for general corporate purposes and working capital requirements. We believe that any credit facility will require compliance with financial covenants, such as a leverage ratio, consolidated tangible net worth and maintenance of ratings. Any credit facility will likely also contain covenants that require us to maintain our insurance ratings and restrict activities of our subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. We currently have no commitment from any lender with respect to a credit facility.

We generated net operating cash flow of approximately $8.0 million during the three months ended March 31, 2004, primarily related to premiums and investment income received and offset by general and administrative expenses paid. During the same period, we invested net cash of $12.0 million in our investment assets and as of March 31, 2004 had net cash and cash equivalent balances of $42.3 million. Included in our cash and cash equivalents is $2.3 million that is pledged as collateral for a letter of credit and $2.6 million that is on deposit with U.S. state insurance departments. Our cash flows from operations for the three months ended March 31, 2004 provided us with sufficient liquidity to meet operating cash requirements during that period.

Commitments

We did not make any significant capital expenditures during the quarter ended March 31, 2004. We currently expect our capital expenditures for 2004 to be less than $10 million.

The following table provides an analysis of our future annual contractual commitments under operating lease agreements as of March 31, 2004:

Year ending March 31,	($ in thousands)
2005	$3,869
2006	3,857
2007	3,826
2008	3,561
2009	2,519
2010 and thereafter	26,704
Total	$44,336

Off-balance sheet arrangements

We have no off-balance sheet arrangements with unconsolidated, special purposes entities.

Adequacy of Capital

While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write new insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection from adequately rated retrocessionaires on terms that are acceptable to us.

In Bermuda and the United States, insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We will capitalize our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Generally, a higher financial rating creates a higher demand for insurance products. A higher financial rating will enable us both to write more business and to be more selective in the business we underwrite. Accordingly, allocation of capital sufficient to achieve business objectives is a critical aspect of any insurance organization, particularly a start-up insurance operation such as ours.

We currently have sufficient capital and surplus to meet regulatory and rating agency requirements at our current rating levels. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our expected levels of business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

We may need to raise additional funds to further expand our business strategy, enter new business lines and manage our expected growth. The amount and timing of these capital requirements will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. At this time, we are not able to quantify the amount of additional capital we will require in the future or predict the timing of our future capital needs. As described above, we or one or more of our subsidiaries may enter into a secured bank revolving credit facility with a syndicate of lenders. Any future equity or debt financing, if available at all, may be on terms that are not favorable to us. If we raise capital through equity financings, your interest in our company will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of the shares that are currently issued and outstanding. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

ESC generally is required to fund implementation of projects for its customers prior to receipt of related fee revenues. Historically, ESC's positive cash flows generated from operations and its available credit facility have provided adequate liquidity to fund its operations.

Posting of Security by Our Non-U.S. Operating Subsidiaries

Our Bermuda, United Kingdom, and Irish operating subsidiaries are not licensed, accredited or otherwise approved as reinsurers anywhere in the United States. Many U.S. jurisdictions do not permit insurance companies to take credit on their U.S. statutory financial statements for reinsurance to cover unpaid liabilities, such as loss and loss adjustment expense and unearned premium reserves, obtained from unlicensed or non-admitted insurers without appropriate security acceptable to U.S. insurance commissioners. Typically, this type of security will take the form of a letter of credit issued by an acceptable bank, the establishment of a trust, funds withheld or a combination of these elements.

As of March 31, 2004, we had $18.7 million of secured letters of credit outstanding under facility agreements entered into with commercial banks. We are negotiating a secured bank letter of credit facility with a syndicate of lenders. However, we currently have no commitment from any lender with respect to a credit facility and we cannot assure you that we will be able to maintain existing or obtain additional credit facilities at terms acceptable to us. If we fail to maintain adequate letter of credit facilities, and are unable to otherwise provide the necessary security, U.S. insurance companies may be less willing to purchase our reinsurance products, which could have a material adverse effect on our results of operations. We believe that any letter of credit facility will require compliance with financial covenants, such as a leverage ratio and consolidated tangible net worth. Any credit facility will likely also contain covenants that require us to maintain our insurance ratings and restrict the activities of our subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers. S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). The objective of S&P and A.M. Best's ratings systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect our ability to pay policyholder claims and are not applicable to our securities, nor are they a recommendation to buy, sell or hold our shares. These ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of, S&P and A.M. Best.

We have received a rating of "A–" (excellent) from A.M. Best, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We cannot assure you that we will be able to maintain this rating. A significant ratings downgrade would result in a substantial loss of business and business opportunities as insureds and ceding companies purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us.

Critical Accounting Policies and Estimates

Our management makes certain judgments, estimates and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in our condensed consolidated financial statements. If management uses different assumptions and estimates than it currently does, it could produce materially different estimates of the reported amounts. For a detailed discussion of our critical accounting policies, judgments, estimates and assumptions management uses please refer to the Registration Statement. Other than as described below under "Derivative contracts", there were no significant changes in the application of our critical accounting policies and estimates subsequent to December 31, 2003.

Derivative contracts

During the three months ended March 31, 2004, we engaged in certain derivative related activities and adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities".

We primarily enter into investment related derivative transactions, as permitted by our investment guidelines, and typically for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. We may also, as part of our business, enter into derivative transactions for the purpose of replicating approved investment, insurance or reinsurance transactions that meet our investment our underwriting guidelines. As of March 31, 2004, we hold in our available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The component of the bond that is linked to the mortality index has been determined, under SFAS 133, to be an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS133. We have not designated any of our derivative instruments as hedging instruments.

We recognize all standalone derivative instruments as either other assets or liabilities and embedded derivatives as part of their host instruments in our consolidated balance sheet and we measure all derivative instruments at their fair value. The fair values of derivative instruments are based on market prices and data provided by independent third parties. When market data is not readily available, we use analytical models to estimate the fair values of these instruments based on their structure, terms and conditions and prevailing market conditions. We recognize changes in the fair value of derivative instruments in our consolidated statement of operations in other income. Given the nature of derivative instruments and estimates used in estimating their fair value, changes in the fair value of derivatives and realized gains and losses on settled derivative instruments may create significant volatility in our results of operations in future periods.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We are exposed to potential loss from these factors. Our most significant financial instruments are our investment assets which consist primarily of fixed maturity securities and cash equivalents that are denominated in both U.S. and foreign currencies. External investment professionals manage our investment portfolios in accordance with our investment guidelines. Our investment guidelines also permit our investment managers to use derivative instruments in very limited circumstances. We will seek to mitigate market risks by a number of actions, as described below.

Derivative Valuation Risk

Our derivative policy permits the use of derivatives to manage our portfolio's duration, yield curve, currency exposure, credit exposure; exposure to volatility and to take advantage of inefficiencies in derivatives markets. We may also enter into derivative transactions (i) to hedge capital market risks that may be present in our contracts of insurance or reinsurance and (ii) as replication transactions which we define as a set of derivative, insurance and/or securities transactions that, when combined, produce the equivalent economic result of an investment security or insurance or reinsurance contract that meets our investment or underwriting guidelines.

We utilize derivative instruments only when the terms and structure of the contracts are thoroughly understood and its total return profile and risk characteristics can be fully analyzed. Also, any single derivative or group of derivatives in the aggregate cannot create risk characteristics that are inconsistent with our overall risk profile and investment portfolio guidelines.

Foreign Currency Risk and Functional Currency

Our functional currency is the U.S. dollar. Although we have not experienced any significant net exposures to foreign currency risk, we expect that in the future our exposure to market risk for changes in foreign exchange rates will be concentrated in our investment assets, premiums receivable and insurance reserves arising from known or probable losses that are denominated in foreign currencies. We manage our foreign currency risk by maintaining assets denominated in the same currency or by entering into foreign currency forward derivative contracts in an effort to hedge against movements in the value of foreign currencies against the U.S. dollar. A foreign currency forward contract results in an obligation to purchase or sell a specified currency at future date and price specified at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We have not and do not expect to enter into such contracts with respect to a material amount of our assets or liabilities.

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of March 31, 2004, our investment portfolio included $15.5 million, or 3.2% of our total net invested assets, of securities that were denominated in foreign currencies. These securities were rated AAA, were substantially hedged into U.S. dollars according to our investment guidelines, and were purchased by our investment managers for the purpose of improving overall portfolio yield.

Interest Rate Risk

Our exposure to market risk for changes in interest rates is concentrated in our investment portfolio. Our investment portfolio primarily consists of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of fixed income securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true.

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of March 31, 2004, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets of approximately $466 million, excluding cash on hand, would have been an estimated decrease in market value of approximately $11.9 million, or 2.6%, and the impact on our invested assets, excluding cash on hand, of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $11.4 million, or 2.4%.

As of March 31, 2004, our investment portfolio included AAA rated mortgage-backed securities with a market value of $71 million, or 14.5%, of net invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will typically be Aa3/AA– and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB–/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2004, the average credit quality of our investment portfolio was AA, and all fixed income securities held were investment grade. In addition, we held as part our investment portfolio $20.0 million in par value of variable rate mortality linked securities issued by a single issuer which mature on January 1, 2007. We are subject to loss of principal and interest in the event of the occurrence of certain changes in a predefined mortality index. As of March 31, 2004, the fair value of the security was $20.1 million and represented approximately 4% of our net invested assets.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information.

Effects of Inflation

We do not believe that inflation has had a material affect on our consolidated results of operations. The effects of inflation could cause the severity of claims to increase in the future. Our estimates for losses and loss expenses include assumptions, including those relating to inflation, about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above our estimated reserves that are established for these claims, we will be required to increase reserves for losses and loss expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. The actual effects of inflation on our results cannot be accurately determined until claims are ultimately settled.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Acts of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a party to any pending or threatened material litigation and are not currently aware of any pending or threatened material litigation other than routine legal proceedings that we believe are, in the aggregate, not material to our financial condition and results of operations. In the normal course of business we may become involved in various claims and legal proceedings.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2004, the Company issued 26,000 options to purchase common stock to certain employees. The Company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the U.S. Securities Act of 1933.

These transactions were completed without registration of the relevant security under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) for transactions not involving a public offering.

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company became a registrant on May 5, 2004. Accordingly, the Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.
Date: May 14, 2004	/s/ Tobey J. Russ
Tobey J. Russ
(Principal Executive Officer)

Date: May 14, 2004	/s/ John S. Brittain, Jr.
John S. Brittain, Jr.
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.