Form 10-Q
period 2004-06-30
QUANTA CAPITAL HOLDINGS LTD
filed 2004-08-05
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number
000-50885

QUANTA CAPITAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Victoria Street, Fourth Floor
Hamilton HM11
Bermuda
(Address of principal executive offices and zip code)

441-294-6350
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     No .

As of August 3, 2004 there were 56,798,218 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments at fair value (amortized cost: June 30, 2004, $466,263; December 31, 2003, $465,552)	$461,777	$467,036
Cash and cash equivalents	48,122	47,251
Accrued investment income	4,233	2,995
Premiums receivable	154,751	10,961
Losses and loss adjustment expenses recoverable	2,284	3,263
Other accounts receivable	10,362	8,957
Deferred acquisition costs	38,495	6,616
Deferred reinsurance premiums	23,256	1,925
Property and equipment, net of accumulated depreciation of $652 (December 31, 2003: $185)	3,120	1,117
Goodwill and other intangible assets	20,986	21,351
Other assets	5,217	2,289
Total assets	$772,603	$573,761
Liabilities
Reserve for losses and loss adjustment expenses	$51,545	$4,454
Unearned premiums	183,749	20,044
Environmental liabilities assumed	6,762	7,018
Reinsurance balances payable	16,322	334
Accounts payable and accrued expenses	11,783	17,609
Net payable for investments purchased	15,922	34,766
Deferred income and other liabilities	7,895	2,053
Total liabilities	$293,978	$86,278
Shareholders' equity
Preferred shares ($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003)	$—	$—
Common shares ($0.01 par value; 200,000,000 shares authorized; 56,798,218 issued and outstanding at June 30, 2004 and December 31, 2003)	568	568
Additional paid-in capital	523,763	524,235
Accumulated deficit	(41,187)	(38,477)
Accumulated other comprehensive (loss) income	(4,519)	1,157
Total shareholders' equity	$478,625	$487,483
Total liabilities and shareholders' equity	$772,603	$573,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(Predecessor)		(Predecessor)
Revenues
Gross premiums written	$134,971	$—	$253,700	$—
Net premiums written	$114,063	$—	$226,518	$—
Change in net unearned premiums	(57,208)	—	(142,428)	—
Net premiums earned	56,855	—	84,090	—
Consulting revenues	8,346	6,959	14,853	13,230
Net investment income	3,318	4	6,553	12
Net realized (losses) gains on investments	(827)	—	368	—
Net foreign exchange (losses) gains	(96)	—	128	—
Other income	235	—	426	—
Total revenues	67,831	6,963	106,418	13,242
Expenses
Net losses and loss expenses	32,325	—	48,220	—
Acquisition expenses	12,837	—	19,454	—
Direct consulting costs	5,827	4,229	10,211	7,902
General and administrative expenses	14,577	2,152	30,406	4,279
Depreciation of fixed assets and amortization of intangibles	450	58	837	112
Total expenses	66,016	6,439	109,128	12,293
Income (loss) before income taxes	1,815	524	(2,710)	949
Income tax expense	—	—	—	—
Net income (loss)	1,815	524	(2,710)	949
Other comprehensive loss
Unrealized investment losses arising during the period, net of income taxes	(9,250)	—	(5,288)	—
Foreign currency translation adjustments	(7)	—	(20)	—
Reclassification of net realized losses (gains) on investments included in net income (loss), net of income taxes	827	—	(368)	—
Other comprehensive loss	(8,430)	—	(5,676)	—
Comprehensive (loss) income	$(6,615)	$524	$(8,386)	$949
Weighted average common share and common share equivalents
– basic	56,798,218	1,093,250	56,798,218	1,093,250
– diluted	57,528,692	1,093,250	56,798,218	1,093,250
Basic income (loss) per share	$0.03	$0.48	$(0.05)	$0.87
Diluted income (loss) per share	$0.03	$0.48	$(0.05)	$0.87

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

Six Months Ended June 30, 2004

Share capital – preferred shares of par value $0.01 each	$—
Share capital – common shares of par value $0.01 each
Balance at beginning of period	568
Issued during period	—
Balance at end of period	568
Additional paid-in capital
Balance at beginning of period	524,235
Net offering costs	(472)
Balance at end of period	523,763
Accumulated deficit
Balance at beginning of year	(38,477)
Net loss for period	(2,710)
Balance at end of period	(41,187)
Accumulated other comprehensive (loss) income
Balance at beginning of period	1,157
Net change in unrealized losses on investments, net of tax	(5,656)
Foreign currency translation adjustments	(20)
Balance at end of period	(4,519)
Total shareholders' equity	$478,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	Six Months Ended
	2004	2003
		(Predecessor)
Cash flows from operating activities
Net (loss) income	$(2,710)	$949
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	467	112
Amortization of intangibles	370	—
Amortization of discounts on investments	1,834	—
Net realized gains on sale of investments	(368)	—
Net change in fair value of derivative instruments	(8)	—
Changes in assets and liabilities:
Accrued investment income	(1,238)	—
Premiums receivable	(143,790)	—
Losses and loss adjustment expenses recoverable	979	—
Deferred acquisition costs	(31,879)	—
Deferred reinsurance premiums	(21,331)	—
Other accounts receivable	(1,405)	1,835
Other assets	(2,928)	32
Reserve for losses and loss adjustment expenses	47,091	—
Unearned premiums	163,705	—
Environmental liabilities assumed	(256)	—
Reinsurance balances payable	15,988	—
Accounts payable and accrued expenses	(5,826)	102
Deferred income and other liabilities	5,841	150
Net cash provided by operating activities	24,536	3,180
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	477,965	—
Purchases of fixed maturities and short-term investments	(498,686)	—
Purchases of property and equipment	(2,472)	(61)
Net cash used in investing activities	(23,193)	(61)
Cash flows used in financing activities
Distributions to shareholders	—	(1,800)
Repayment of notes payable	—	(4)
Repayment of capital lease obligations	—	(3)
Net offering costs	(472)	—
Net cash used in financing activities	(472)	(1,807)
Increase in cash and cash equivalents	871	1,312
Cash and cash equivalents at beginning of period	47,251	73
Cash and cash equivalents at end of period	$48,122	$1,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. ("Quanta Holdings"), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the "Company", were formed to provide specialty insurance, reinsurance, risk assessment and risk consulting services and products on a global basis. Quanta Holdings conducts its insurance and reinsurance operations principally through subsidiaries incorporated in Bermuda and the United States of America.

Interim financial information

These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the condensed consolidated financial statements include all adjustments necessary (consisting of only normal and recurring accruals) for a fair position of the financial position and results of operations as at the end of and for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full year. All significant inter-company balances and transactions have been eliminated on consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003, included in the Registration Statement on Form S-1 filed by the Company with the SEC and declared effective by the SEC on May 13, 2004 (Registration No. 333-111535) in connection with the registration for resale of Quanta Holdings' common shares (the "Registration Statement").

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the unaudited condensed consolidated financial statements reflect management's best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the unaudited condensed consolidated financial statements. The Company's principal estimates and assumptions relate to the development and determination of the following:

•	investment valuations;

•	certain estimated premiums written and receivable;

•	reserves for losses and loss adjustment expenses;

•	the valuation of goodwill and intangible assets;

•	environmental liabilities assumed;

•	deferred income taxes and liabilities;

•	annual incentive plan provisions; and

•	reinsurance balances recoverable.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

The unaudited historic condensed consolidated financial statements for the three and six months ended June 30, 2003 have been derived from the unaudited financial statements of the Company's predecessor, Environmental Strategies Corporation.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2.	Significant accounting policies

Derivative Instruments and Hedging Activities

During the six months ended June 30, 2004, the Company entered into certain derivative instruments and adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."

The Company enters into investment related derivative transactions, as permitted by its investment guidelines, for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. The Company may also, as part of its business, enter into derivative instruments for the purpose of replicating approved investment, insurance or reinsurance transactions that meet the Company's investment or underwriting guidelines. As of June 30, 2004, the Company carries within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a predefined mortality index over a fixed period time. The Company has determined that the component of the bond that is linked to the specified mortality index is, under SFAS 133, an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS 133. The Company has not designated any of its derivative instruments as hedging instruments.

The Company recognizes all standalone derivative instruments as either other assets or liabilities and recognizes embedded derivatives as part of their host instruments in the unaudited condensed consolidated balance sheet. The Company measures all derivative instruments at their fair values, which are based on market prices and data provided by independent third parties. When market data is not readily available, the Company uses analytical models to estimate the fair values of these instruments based on their structure, terms and conditions and prevailing market conditions. The Company recognizes changes in the fair value of derivative instruments in its unaudited condensed consolidated statement of operations and comprehensive income as part of other income in the period in which such changes occur. Given the nature of derivative instruments and the estimates used in estimating their fair value, changes in the fair value of derivative instruments and realized gains and losses on settled derivative instruments may create significant volatility in the Company's results of operations in future periods.

Annual Incentive Plan

During the three months ended June 30, 2004, the Company adopted an Annual Variable Cash Compensation Plan (the "Annual Incentive Plan") which is generally available to employees. Awards paid under this plan will be dependent on performance measured at an individual and business segment level. In general, the Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on annual basis through the vesting period. Annual Incentive Plan awards vest and are paid out over four annual installments. Unvested amounts are subject to adjustments to the extent

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

Annual Incentive Plan awards for 2004 will vest 40%, 20%, 20% and 20% in 2004, 2005, 2006 and 2007, respectively. Expenses related to the Annual Incentive Plan awards are recognized by applying the graded vesting method as prescribed by Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The Company continually reviews and adjusts its provisions for Annual Incentive Plan awards taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available. Any adjustments to previously established provisions may significantly impact current period results and net income.

Segment reporting

The Company reports segment results in accordance with SFAS No. 131, "Segment Reporting" ("SFAS 131"). Under SFAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation specified in SFAS 131.

The Company is comprised of and operates through three operating segments – insurance, reinsurance and consulting. The Company has three geographic segments – Bermuda, the U.S. and Europe.

The Company's insurance and reinsurance (collectively referred to herein as "underwriting") segments represent the Company's income and expenses from underwriting risks it retains. The consulting segment represents the Company's income and expenses from consulting, environmental and remediation risk management services it provides.

The accounting policies of the segments are the same as those used in the preparation of the unaudited condensed consolidated financial statements. The Company measures and evaluates each operating segment based on net underwriting or consulting income including other items of revenue and general and administrative expense directly attributable to each segment and, as of April 1, 2004 with an effective date of January 1, 2004, including an allocation of indirect corporate general and administrative expenses.

For the six months ended June 30, 2004, the Company adopted an accounting methodology for the allocation of corporate general and administrative expenses to each of its operating segments. Corporate general and administrative expenses are allocated to each operating segment in proportion to each segment's amount of allocated capital for the current reporting period. The Company's capital allocation methodology is based upon an estimate of value-at-risk for each segment on an annual basis.

Because the Company does not manage its assets by segment, net investment income, depreciation and amortization and total assets are not evaluated at the operating segment level.

Items of revenue and expense, and identifiable assets presented by geographic location are based on aggregations of amounts recorded, under GAAP, by those entities domiciled within each geographic location. Revenues, expenses, investments in and amounts due to / from affiliated entities across geographic locations are eliminated on consolidation of the geographic results of operations and identifiable assets.

A detailed discussion and analysis of the Company's other significant accounting policies is provided in the notes to the Company's audited consolidated financial statements as of and for the period ended December 31, 2003 included in the Registration Statement.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

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

The following table summarizes the Company's stock-based compensation, net income (loss) and earnings per share for the three and six months ended June 30, 2004 had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123.

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Stock compensation expense
As reported	$—	$—
Total stock-based employee compensation expense determined under fair value based method	(621)	(1,234)
Pro forma	$(621)	$(1,234)
Net income (loss)
As reported	$1,815	$(2,710)
Total stock-based employee compensation expense determined under fair value based method	(621)	(1,234)
Pro forma	$1,194	$(3,944)
Basic income (loss) per share
As reported.	$0.03	$(0.05)
Pro forma	$0.02	$(0.07)
Diluted income (loss) per share
As reported.	$0.03	$(0.05)
Pro forma	$0.02	$(0.07)

In accordance with SFAS 123, the fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2004: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 3.75% and an expected life of the options of approximately 7 years.

4.	Recent accounting pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." In

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires certain VIEs to be consolidated by the primary beneficiary of the VIE if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. To date, FIN 46R has not had a material impact on the Company's unaudited condensed consolidated results of operations or financial position.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 addresses the meaning of the term "other-than-temporary impairment" and its application to the Company's investments in debt and equity securities. For the three and six months ended June 30, 2004, the Company did not identify any securities with declines in value that were considered to be other-than-temporary and the Company anticipates that the adoption of the new evaluation guidance of EITF 03-01, which will be effective for the three months ended September 30, 2004, will not have a material effect on the Company's results of operations, financial condition or cash flows.

5.	Derivative instruments

The Company is exposed to potential loss on its derivative activities from various market risks, and manages these market risks based on guidelines established by management. Derivative instruments are carried at fair value with the resulting realized and unrealized gains and losses recognized in income in the period in which they occur. The change in fair value is included in other income in the unaudited condensed consolidated statement of operations.

The following table summarizes these instruments and the effect on net income and comprehensive income for the three and six months ended June 30, 2004. The Company's predecessor did not engage in derivative activities and, accordingly, there is no comparative derivative financial information for the three and six months ended June 30, 2003:

	Three months ended June 30, 2004		Six months ended June 30, 2004
	Net change in unrealized gains (losses)	Net realized losses	Net change in unrealized gains (losses)	Net realized gains
Investment derivatives	$117	$(100)	$114	$80
Mortality linked embedded derivatives	(59)	—	(106)	—
Net realized and unrealized gains (losses) on derivatives	$58	$(100)	$8	$80

Investment Derivatives

The Company uses foreign currency forward contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency denominated fixed maturity investments. These forward currency contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. As of June 30, 2004, the net notional amount of foreign currency forward

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

contracts was $0, with a net fair market value of $87 and net unrealized gains of $87. For the three and six months ended June 30, 2004 net realized (losses) gains on settled foreign currency forward contracts totaled approximately $(17) and $133.

During the three and six months ended June 30, 2004, the Company utilized other derivative instruments such as swaps and options to manage total investment returns in accordance with its investment guidelines and recognized net realized losses on these instruments of approximately $83 and $53, respectively. The Company recorded approximately $68 in net unrealized gains on these investment derivatives as of June 30, 2004, and recognized, in the unaudited condensed consolidated statement of operations, approximately $117 and $114 of net changes in unrealized gains for the three and six months ended June 30, 2004.

Mortality linked embedded derivative

The Company holds within its available-for-sale fixed maturity portfolio a mortality-risk-linked security, with a par value of $20,000 and a fair market value of $20,160, for which the repayment of principal is dependent on the performance of a specified mortality index over a fixed period of time. The Company has concluded that the component of this bond that is linked to the mortality index is an embedded derivative and estimates the fair market value of this index linked embedded derivative using an analytical model that considers the security's term, rating, current market conditions, and structural risk. As of June 30, 2004, the estimated fair value of the embedded derivative component was $560 and is recognized at fair value and included within investments in the unaudited condensed consolidated balance sheet. During the three and six months ended June 30, 2004, the Company recorded $59 and $106 in unrealized losses associated with the change in the fair value of the embedded derivative.

6.	Reinsurance

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and six months ended June 30, 2004 is shown below. The Company's predecessor did not engage in insurance or reinsurance business and, accordingly, no comparative reinsurance financial information is provided for the three and six months ended June 30, 2003.

Three months ended June 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$23,221	$5,117	$2,797
Reinsurance assumed	111,750	55,512	31,622
Total gross premiums written	134,971	60,629	34,419
Ceded reinsurance	(20,908)	(3,774)	(2,094)
Net	$114,063	$56,855	$32,325

Six months ended June 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$39,261	$7,240	$3,934
Reinsurance assumed	214,439	81,122	46,535
Total gross premiums written	253,700	88,362	50,469
Ceded reinsurance	(27,182)	(4,272)	(2,249)
Net	$226,518	$84,090	$48,220

The Company recorded reinsurance recoveries on losses and loss expenses incurred relating to business ceded during the three and six months ended June 30, 2004 of approximately $2,094 and $2,249.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

7.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share.

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Basic earnings per share
Net income (loss)	$1,815	$(2,710)
Weighted average common shares outstanding – basic	56,798,218	56,798,218
Basic income (loss) per share	$0.03	$(0.05)
Diluted earnings per share
Net income (loss)	$1,815	$(2,710)
Weighted average common shares outstanding	56,798,218	56,798,218
Weighted average common share equivalents
Options	387,326	—
Warrants	343,148	—
Weighted average common shares outstanding – diluted	57,528,692	56,798,218
Diluted income (loss) per share	$0.03	$(0.05)

Due to a net loss for the six months ended June 30, 2004, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the six months ended June 30, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,877,900 options and 2,542,813 warrants.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

8.	Segment information

The following table summarizes the Company's results before tax for each operating segment for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, the Company's predecessor business was wholly allocated to the consulting operating segment. As a result, a separate statement of operations by operating segment for the three and six months ended June 30, 2003 is not provided.

	For the three months ended June 30, 2004
	Insurance	Reinsurance	Consulting	Adjustments and eliminations	Consolidated
Statement of operations by operating segment
Direct insurance	$23,221	$—	$—	$—	$23,221
Reinsurance assumed	44,619	67,131	—	—	111,750
Total gross premiums written	67,840	67,131	—	—	134,971
Premiums ceded	(20,908)	—	—	—	(20,908)
Net premiums written	$46,932	$67,131	$—	$—	$114,063
Net premiums earned	$17,623	$39,232	$—	$—	$56,855
Consulting revenues	—	—	8,841	(495)	8,346
Other income	—	—	118	—	118
Net losses and loss expenses	(8,839)	(23,486)	—	—	(32,325)
Direct consulting costs	—	—	(5,827)	—	(5,827)
Acquisition expenses	(4,337)	(8,500)	—	—	(12,837)
General and administrative expenses	(7,396)	(5,381)	(2,295)	495	(14,577)
Segment income (loss)	$(2,949)	$1,865	$837	$—	$(247)
Depreciation of fixed assets and amortization of intangibles					(450)
Net investment income					3,318
Net realized losses on investments					(827)
Other income					117
Net foreign exchange losses					(96)
Net income before income taxes					$1,815

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

	For the six months ended June 30, 2004
	Insurance	Reinsurance	Consulting	Adjustments and eliminations	Consolidated
Statement of operations by operating segment
Direct insurance	$39,261	$—	$—	$—	$39,261
Reinsurance assumed	66,611	147,828	—	—	214,439
Total gross premiums written	105,872	147,828	—	—	253,700
Premiums ceded	(27,182)	—	—	—	(27,182)
Net premiums written	$78,690	$147,828	$—	$—	$226,518
Net premiums earned	$21,632	$62,458	$—	$—	$84,090
Consulting revenues	—	—	15,877	(1,024)	14,853
Other income	—	—	277	—	277
Net losses and loss expenses	(11,014)	(37,206)	—	—	(48,220)
Direct consulting costs	—	—	(10,211)	—	(10,211)
Acquisition expenses	(5,159)	(14,295)	—	—	(19,454)
General and administrative expenses	(16,045)	(10,573)	(4,812)	1,024	(30,406)
Segment income (loss)	$(10,586)	$384	$1,131	$—	$(9,071)
Depreciation of fixed assets and amortization of intangibles					(837)
Net investment income					6,553
Net realized gains on investments					368
Other income					149
Net foreign exchange gains					128
Net loss before income taxes					$(2,710)

For the three and six months ended June 30, 2004, the Company allocated corporate general and administrative expenses to each segment based on segment allocated capital as described in Note 2.

Items of revenue and expense resulting from charges between operating segments are eliminated on consolidation of the segments. During the three and six months ended June 30, 2004, the consulting segment charged the underwriting segments $0.5 million and $1.0 million for consulting services rendered.

The Company's insurance segment writes business both on a direct basis with insured clients or by assuming reinsurance of underlying policies that are issued on its behalf by third party insurers and reinsurers.

The following table summarizes the Company's financial information by geographic location for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2004, the Company's predecessor results of operations were generated entirely in the U.S. As a result, a separate statement of operations by geographic location for the three and six months ended June 30, 2003 is not provided.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

	For the three months ended June 30, 2004
	Bermuda	Europe	U.S.	Adjustments and eliminations	Consolidated
Statement of operations by geographic location
Net premiums earned	$49,826	$—	$7,029	$—	$56,855
Consulting revenues	—	—	8,346	—	8,346
Net investment income	2,969	2	347	—	3,318
Net realized loss on investments	(787)	—	(40)	—	(827)
Net foreign exchange loss	(96)	—	—	—	(96)
Other income	118	536	118	(537)	235
Total revenues	52,030	538	15,800	(537)	67,831
Net losses and loss expenses	(28,541)	—	(3,784)	—	(32,325)
Acquisition expenses	(10,690)	—	(2,147)	—	(12,837)
Direct consulting costs	—	—	(5,827)	—	(5,827)
General and administrative expenses	(8,670)	(560)	(5,884)	537	(14,577)
Depreciation and amortization	6	(2)	(454)	—	(450)
Total expenses	(47,895)	(562)	(18,096)	537	(66,016)
Net income (loss) before income taxes	$4,135	$(24)	$(2,296)	$—	$1,815
Identifiable assets by geographic location	$842,207	$611	$356,088	$(426,303)	$772,603

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

	For the six months ended June 30, 2004
	Bermuda	Europe	U.S.	Adjustments and eliminations	Consolidated
Statement of operations by geographic location
Net premiums earned	$75,499	$—	$8,591	$—	$84,090
Consulting revenues	—	—	14,853	—	14,853
Net investment income	5,970	3	580	—	6,553
Net realized gains on investments	293	—	75	—	368
Net foreign exchange gains	127	—	1	—	128
Other income	146	968	281	(969)	426
Total revenues	82,035	971	24,381	(969)	106,418
Net losses and loss expenses	(43,566)	—	(4,654)	—	(48,220)
Acquisition expenses	(16,923)	—	(2,531)	—	(19,454)
Direct consulting costs	—	—	(10,211)	—	(10,211)
General and administrative expenses	(14,064)	(1,103)	(16,208)	969	(30,406)
Depreciation and amortization	(66)	(5)	(766)	—	(837)
Total expenses	(74,619)	(1,108)	(34,370)	969	(109,128)
Net income (loss) before income taxes	$7,416	$(137)	$(9,989)	$—	$(2,710)
Identifiable assets by geographic location	$842,207	$611	$356,088	$(426,303)	$772,603

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

The carrying amount of goodwill, which primarily relates to the Company's consulting operating segment, was $7.8 million as of June 30, 2004.

The Company had $8.9 million of intangible assets as of June 30, 2004 representing its U.S. insurance licenses that are not subject to amortization.

The following table summarizes the gross carrying amount and accumulated amortization for each of the Company's classes of intangible assets that are subject to amortization as of June 30, 2004:

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

	Gross carrying amount	Accumulated amortization
Customer relationships	$4,400	$459
Non-compete agreements	570	158
Total	$4,970	$617

The amortization expense of intangible assets subject to amortization was $0.2 million and $0.4 million for the three and six months ended June 30, 2004 respectively. The estimated amortization expense in each of the five years subsequent to December 31, 2003, is as follows: 2004, $740; 2005, $740; 2006, $677; 2007, $550; and 2008, $550.

10.	Commitments and contingencies

Concentrations of credit risk

The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below BBB-/Baa3. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities.

Concentrations of premium production

The Company generates its business through brokers and direct relationships with insurance companies. During the six months ended June 30, 2004, one broker accounted for approximately 10.9% of the insurance segment's gross premiums written and three unrelated brokers accounted for approximately 40.1%, 16.6% and 16.4% of the reinsurance segment's gross premiums written. These brokers are large and established companies. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company wrote a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages on new home construction throughout the U.S. This program accounted for approximately $67.1 million, or 63%, of total insurance segment gross written premiums for the six months ended June 30, 2004. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and an established specialist in this class of business.

Letters of credit

As of June 30, 2004, the Company has issued letters of credit of approximately $21.1 million, for which cash and cash equivalents and investments of $23.9 million are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance.

Cash and investments

As of June 30, 2004, included in cash and cash equivalents and investments at fair value is $20.8 million that is on deposit with, or pledged to, U.S. state insurance departments.

11.	Subsequent event

Credit agreement

On July 13, 2004, Quanta Holdings and certain designated insurance subsidiaries entered into a credit agreement providing for a secured bank credit facility and a revolving credit facility with a

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

syndicate of lenders in the amount of $150 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. The availability for issuances of letters of credit and borrowings to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. The facility terminates on July 12, 2005. The credit agreement has certain financial covenants, including maximum leverage ratio, minimum consolidated net worth provisions and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of the Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months and six months ended June 30, 2004, and of our predecessor, Environmental Strategies Corporation ("ESC") for the three months and six months ended June 30, 2003, should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the period from May 23, 2003 (date of incorporation) to December 31, 2003, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussions of critical accounting policies and of estimates and quantitative and qualitative disclosures about market risk, contained in the Registration Statement.

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

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	the risk that we may not be able to implement our business strategy;

•	our lack of any operating history and our present inability to start engaging in certain insurance and reinsurance business because we have not established and obtained authorization of Quanta Ireland U.K. Branch;

•	our insurance and reinsurance business is not widely diversified among classes of risk or sources of origination;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	changes in the availability, cost or quality of reinsurance;

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms and limits of the products we write or intend to write;

•	our ability to hire, retain and integrate our management team and other personnel;

•	changes in rating agency policies or practices;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

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

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk consulting services on a global basis through its affiliated companies. Through our operating subsidiaries in Bermuda and the U.S, we focus on writing coverage for specialized classes of property and casualty insurance and reinsurance risks through teams of experienced and technically qualified underwriters. We define specialty insurance and reinsurance as those lines of business that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. Specialty lines of business require extensive technical underwriting skills and risk assessment resources in order to be profitably underwritten. We believe that a fully developed and well constructed portfolio of these specialty lines will produce superior returns on our capital. We are using our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also to underwrite some European risks. We are also writing insurance and reinsurance in the United States on an admitted basis through our subsidiary, Quanta Indemnity Company, which is a U.S. licensed insurer with licenses in 43 states. Further, we write insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines Insurance Company. We are working with the Irish regulatory authority and expect to receive our Irish license which will authorize us to underwrite from Ireland European Union sourced insurance and reinsurance business during the third quarter of 2004. In addition, we have hired two trade credit specialists in the U.K as part of our structured products team and are also currently evaluating the establishment of a Lloyds underwriting syndicate.

ESC is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provides risk assessment and consulting support to our environmental underwriters. We have also established Quanta Technical Services LLC, which we plan to use to provide risk assessment and evaluation consulting services in our other specialty lines of insurance and to third parties on a fee basis. Through Quanta Technical Services and its subsidiaries, we also provide liability assumption programs under which these subsidiaries assume specified liabilities (which may, at times, include taking title to property) associated with environmental conditions in properties and agree to provide consulting and to perform the required remediation services.

We commenced substantive operations on September 3, 2003 and wrote a small number of insurance and reinsurance contracts during the fourth quarter of 2003. During the period from

January 1, 2004 to June 30, 2004, we continued to grow and diversify our specialty lines of business, and we experienced a significant increase in the number of insurance and reinsurance contracts underwritten.

We generated approximately $114.1 million and $226.5 million of net premiums written during the three months and six months ended June 30, 2004 after premiums ceded on purchased reinsurance protection. We recognized approximately $56.9 million and $84.1 million of net premiums earned for those periods. In addition to our net premiums written of $114.1 million and $226.5 million, we expect to generate an estimated $64.7 million of additional net premiums written in future periods from reinsurance contracts entered into during the six months ended June 30, 2004.

The primary drivers of growth in our business lines were our success during the January renewal season in the reinsurance industry, approvals from various state regulators and the continued development of our relationships with important insurance and reinsurance brokers. Our insurance product lines demonstrated solid premium growth during the three months ended June 30, 2004. During the remainder of 2004, we expect our insurance product lines will become an increasingly significant contributor to our overall business. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003, we believe that our net premiums written and net premiums earned will increase as we further develop our current businesses and enter new product lines and insurance and reinsurance markets. In addition, we believe that our portfolio is not yet widely diversified either among classes of risks or source of origination. For example, during the six months ended June 30, 2004, we wrote a residential builders' and contractors' program that accounted for approximately 63% of our insurance segment gross written premium and, as described below, each of our reinsurance product lines showed significant concentrations across certain risk classes. In addition, our reinsurance segment generated 73% of its gross written premiums through three brokers. We expect, but cannot assure you, that our portfolio will diversify as it grows throughout the year. It remains our intention to deploy all of our available capital by the end of 2004, at a net written premium to shareholders equity ratio of 1.1 to 1.0.

In general, we believe that the market conditions in the insurance and reinsurance marketplace were favorable during 2003. These market conditions included the ability to charge higher premium rates than the market would bear in 2001 and 2002 and a continuing demand for insurance and reinsurance products from our target market that cannot be fully met by other insurers and reinsurers. While we believe that premium rate increases are beginning to slow as compared to 2003 and that we are seeing premium rates fall in the commercial property and excess casualty reinsurance market and weakening in premium rates in directors' and officers' liability lines, we believe that favorable market conditions will continue to exist in the markets we are targeting in 2004. We will continue to seek opportunities to provide insurance and reinsurance in areas that require both capacity and highly technical underwriting expertise.

Segment Information

We classify our businesses into three operating segments – insurance, reinsurance and consulting:

•	Insurance. Our insurance segment primarily offers corporate clients specialty insurance lines, which provide tailored solutions that respond to distinctive characteristics. In our insurance segment, we write professional liability, marine, technical risk and aviation, environmental liability, structured insurance, fidelity and crime, surety and technical risk property. These products may be offered to clients on a traditional or structured basis, or a combination of both. Our insurance segment writes business both on a direct basis with insured clients or by reinsuring policies that are issued on our behalf by third party insurers and reinsurers.

•	Reinsurance. Our reinsurance segment primarily offers reinsurance products to insurance and reinsurance clients that provide products primarily on a treaty, but also to a lesser extent on a facultative, quota share, per risk excess, clash or aggregate excess of loss basis. In our reinsurance segment, we write casualty and professional, property, marine, technical risk and aviation and structured reinsurance. These product lines may be written on a traditional or structured basis, or a combination of both.

•	Consulting. Our consulting segment provides diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area. We have started to expand the scope of our consulting services to provide risk assessment and evaluation services in other specialty insurance and claims areas. These consulting services are currently provided to clients primarily in private sector businesses in the U.S. Our consulting segment also provides technical and information management services to our insurance and reinsurance segments.

The determination of these segments reflects how we monitor the performance of our insurance and reinsurance operations. We refer to these as our underwriting segments. We refer to our risk consulting and management operations, as our consulting segment. We evaluate each segment based on its underwriting or consulting results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment. We also allocate corporate general and administrative expenses to each segment based upon each segment's allocated capital for the current reporting period. We allocate capital to each of our segments through the estimated value-at-risk method, which uses statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. We do not manage our assets by segment and, as a result, net investment income, and depreciation and amortization are not evaluated at the segment level.

Revenues

We derive the majority of our revenues from two principal sources: premiums from policies written by our underwriting segments and investment income from our investment portfolios. We record premiums written at the time that there is sufficient evidence of agreement to the significant terms of the contract. The amount of our insurance and reinsurance premiums written and earned depends on the number and type of policies we write, as well as prevailing market prices. We write a number of insurance and reinsurance contracts with unique terms and conditions and expected profit margins. As a result, the volume of premiums written may not be an indicator of our ultimate expected profitability.

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term liquidity funds, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. Under U.S. GAAP, our investments are carried at fair market value with unrealized gains and losses on the investments included on our balance sheet in accumulated other comprehensive income as a separate component of shareholders' equity. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and to manage duration risk between investment assets and insurance liabilities, while maximizing investment returns through a diversified portfolio. Our investment returns are benchmarked against certain specified indices. However, the volatility in claim payments and the interest rate environment can significantly affect the returns we generate on our investment portfolios.

We also derive revenues from the activities of our consulting segment. Our consulting segment operates in the environmental area and its revenues principally comprise fees from consulting and risk management services provided under various short-term service contracts and from revenues for services performed by subcontractors we engage on behalf of clients. We also generate revenues from remediation fees which are used to extinguish environmental remediation obligations that we have assumed under contracts of remediation. The amount of consulting and remediation fees and subcontractor revenues is a function of political and economic conditions and the impact these conditions have on clients' discretionary spending on environmental projects.

Expenses

Our expenses primarily consist of net loss and loss expenses, acquisition expenses, direct consulting costs, environmental remediation costs and general and administrative expenses.

Net losses and loss expenses, which are net of loss and loss expenses recovered under our ceded reinsurance contracts, depend on the number and type of insurance and reinsurance contracts we write and reflect our best estimate of ultimate losses and loss expenses we expect to incur on each contract written using various actuarial analyses. Actual losses and loss expenses will depend on actual costs to settle insurance and reinsurance claims. Our ability to accurately estimate ultimate loss and loss expense at the time of pricing each insurance and reinsurance contract will be a critical factor in determining our profitability.

Acquisition expenses, which are net of acquisition expenses recovered under our ceded reinsurance contracts, consist principally of commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance and reinsurance contracts. Typically, acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance and reinsurance. These expenses are a function of the number and type of insurance and reinsurance contracts written.

General and administrative expenses consist primarily of personnel expenses, other operating overheads and professional fees. From time to time we engage administrative service providers and legal, accounting, tax and financial advisors. General and administrative expenses are a function of the development of our business, including the growth in personnel and the volume of insurance and reinsurance contracts written. These general and administrative expenses may be incurred directly by an operating segment or indirectly at the corporate level.

We also incur expenses directly related to and arising from our consulting and environmental remediation activities. These direct costs primarily include expenses associated with direct technical labor, subcontractors we engage on behalf of our consulting clients, and other consulting or remediation contract related expenses. These costs are a function of, and are proportional to, the level of consulting and remediation revenues earned from the provision of consulting services and completion of remediation activities.

Results of Operations

The following is a discussion of our consolidated results of operations for the three months and six months ended June 30, 2004. Because we were incorporated on May 23, 2003 and commenced substantive operations on September 3, 2003, comparisons to prior periods, including those of our predecessor, are not meaningful except for a comparison of the results of operations of our consulting segment. ESC is our predecessor for accounting purposes and its business is wholly attributable to the consulting segment. Accordingly, we compare the results of operations of ESC for the three months and six months ended June 30, 2004 to the same period of the preceding year within the discussion of our consulting segment under "Results by Operating Segments."

Three months ended June 30, 2004

Results of operations for the three months ended June 30, 2004 were as follows:

($ in thousands)
Revenues
Gross premiums written	$134,971
Net premiums written	$114,063
Net premiums earned	$56,855
Consulting revenues	8,346
Net investment income	3,318
Net realized losses on sale of investments	(827)
Net foreign exchange losses	(96)
Other income	235
Total revenues	67,831
Expenses
Net losses and loss expenses	(32,325)
Acquisition expenses	(12,837)
Direct consulting costs	(5,827)
General and administrative expenses	(14,577)
Depreciation and amortization of intangibles	(450)
Total expenses	(66,016)

Income taxes	—
Net income	$1,815

Revenues.

Consulting revenues were derived from the operations of ESC. Substantially all other revenues were generated by our underwriting subsidiaries in Bermuda and the U.S.

Premiums.    We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and we believe we were well positioned to fully commence underwriting operations by the beginning of 2004. Gross premiums written and premiums ceded were $135.0 million and $20.9 million for the three months ended June 30, 2004. Our reinsurance segment capitalized on the reinsurance opportunities during the January 2004 renewal season and generated $67.1 million of our gross and net premiums written. Our insurance segment generated $67.8 million and $46.9 million of gross and net premiums written due primarily to solid growth in U.S. insurance business as we received regulatory approvals and state licenses and developed key distribution channels through brokerage relationships. We expect that our reinsurance and insurance gross and net premiums written will grow as we continue to execute our business strategies and enter new specialty product lines and markets.

We have entered into reinsurance treaties for each of our insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business. We ceded $20.9 million of premium under these treaties during the three months ended June 30, 2004.

Net premiums earned were $56.9 million in the three months ended June 30, 2004 reflecting the earning of premiums on contracts written during the six months ended June 30, 2004 and during the fourth quarter of 2003. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net written premiums that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $160.5 million at June 30, 2004 and will be earned and recognized in our results of operations in future periods. Because we do not have twelve months of operating history, we believe that our net premiums earned are not yet representative of a fully developed and diversified portfolio of insurance and reinsurance contracts.

Consulting revenues.    Consulting revenues were $8.3 million for the three months ended June 30, 2004 and consisted of $3.8 million from direct labor and $4.5 million from subcontractor related activities.

Net investment income and net realized losses.    Net investment income and net realized losses totaled $2.5 million for the three months ended June 30, 2004. Net investment income was $3.3 million and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 2.7% for the period from April 1, 2004 to June 30, 2004. Net realized losses of $0.8 million were generated primarily from the sale of fixed maturity securities as we sought to manage our total investment returns and the duration of our investment portfolios.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $32.3 million for the three months ended June 30, 2004, and were a function of our net premiums earned and expected ultimate losses and loss expenses on contracts of insurance and reinsurance underwritten. As of June 30, 2004 we had not been notified of any specific significant incurred losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Therefore, we have continued to use expected loss ratios established by our actuaries as our primary loss reserving methodology. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 56.9% for the three months ended June 30, 2004.

Acquisition expenses.    Acquisition expenses were $12.8 million for the three months ended June 30, 2004, and were a function of the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the three months ended June 30, 2004 was 22.6%. Deferred acquisition costs include, as of June 30, 2004, $38.5 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct consulting costs.    Direct consulting costs were $5.8 million for the three months ended June 30, 2004 and were comprised of subcontractor and direct labor expenses at ESC. Direct consulting costs, as a percentage of consulting revenues was approximately 69.8% for the period and was consistent with direct consulting costs as a percentage of consulting revenues realized by ESC in prior periods.

General and administrative expenses.    General and administrative expenses were $14.6 million for the three months ended June 30, 2004 and were comprised of $9.5 million of personnel related expenses and $5.1 million of other general and administrative expenses. General and administrative expenses include $12.8 million related to our underwriting activities, including $0.5 million of expenses charged by our consulting segment, and $2.3 million of expenses related to our consulting activities. Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 11.2% for the three months ended June 30, 2004. We expect that this ratio will decrease during the remainder of 2004 as we continue to expand our lines of business and increase our net premiums written and we expect that it will stabilize as we grow our business.

Depreciation and amortization of intangibles.    Depreciation and amortization of intangibles was $0.5 million for the three months ended June 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

Net income.    Our net income was $1.8 million for the three months ended June 30, 2004, which was driven by a net underwriting segment loss of $1.1 million, consulting segment income of $0.8 million, net investment income of $3.3 million, net realized losses on sales of investments of $0.8 million, and depreciation, other income and foreign exchange losses of $0.4 million. The underwriting segment loss was primarily due to the start up nature of our business and our recent entry into the specialty insurance and reinsurance marketplaces.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our U.S. subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended June 30, 2004, the net valuation allowance charged to earnings was approximately $1.5 million.

Six months ended June 30, 2004

Results of operations for the six months ended June 30, 2004 were as follows:

($ in thousands)
Revenues
Gross premiums written	$253,700
Net premiums written	$226,518
Net premiums earned	$84,090
Consulting revenues	14,853
Net investment income	6,553
Net realized gains on sale of investments	368
Net foreign exchange gains	128
Other income	426
Total revenues	106,418
Expenses
Net losses and loss expenses	(48,220)
Acquisition expenses, net	(19,454)
Direct consulting costs	(10,211)
General and administrative expenses	(30,406)
Depreciation and amortization of intangibles	(837)
Total expenses	(109,128)
Income taxes	—
Net loss	$(2,710)

Revenues.

Consulting revenues were derived from the operations of ESC. Substantially all other revenues were generated by our underwriting subsidiaries in Bermuda and the U.S.

Premiums.    We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and we believe we were well positioned to fully commence underwriting operations by January 1, 2004. Gross premiums written and premiums ceded were $253.7 million and $226.5 million for the six months ended June 30, 2004. Our reinsurance segment capitalized on the reinsurance opportunities during the January 2004 renewal season and generated $147.8 million of our gross and net premiums written. Our insurance segment generated $105.9 and $78.7 million of gross and net premiums written due in part to solid growth in U.S. insurance business, particularly in the second quarter of 2004 as we received additional state licenses and developed key relationships with important insurance brokers. We expect that our reinsurance and insurance gross and net premiums written will grow as we continue to execute our business strategies.

During the six months ended June 30, 2004, we entered into reinsurance treaties for each of our insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business. We ceded $27.2 million of premium under these treaties during the six months ended June 30, 2004.

Net premiums earned were $84.1 million in the six months ended June 30, 2004 reflecting the earning of premiums on contracts written during the six months ended June 30, 2004 and during the fourth quarter of 2003. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts. Our net premiums written are typically earned over the risk periods of the underlying insurance policies, which are generally twelve months. Because we do not have twelve months of operating history, we believe that our net premiums earned are not yet representative of a fully developed portfolio of insurance and reinsurance contracts.

Consulting revenues.    Consulting revenues were $14.9 million for the six months ended June 30, 2004 and consisted of $7.1 million from direct labor and $7.8 million from subcontractor related activities.

Net investment income and net realized gains.    Net investment income and net realized gains totaled $6.9 million for the six months ended June 30, 2004. Net investment income was $6.6 million and was derived primarily from interest earned on fixed maturity investments and short term investments, partially offset by investment management fees. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 2.7% for the six months ended June 30, 2004. Net realized gains of $0.4 million were generated primarily from the sale of fixed maturity securities as we sought to manage our total investment returns and the duration of our investment portfolios.

As of June 30, 2004, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately "AA".

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $48.2 million for the six months ended June 30, 2004, and were a function of our net premiums earned and expected ultimate losses and loss expenses on contracts of insurance and reinsurance underwritten. As of June 30, 2004 we had not been notified of any specific significant incurred losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Therefore, we have continued to use expected loss ratios established by our actuaries as our primary loss reserving methodology. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 57.3% for the six months ended June 30, 2004.

Acquisition expenses.    Acquisition expenses were $19.5 million for the six months ended June 30, 2004, and were a function of the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the six months ended June 30, 2004 was 23.1%. Deferred acquisition costs include, as of June 30, 2004, $38.5 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct consulting costs.    Direct consulting costs were $10.2 million for the six months ended June 30, 2004 and were comprised of subcontractor and direct labor expenses at ESC. Direct consulting costs, as a percentage of consulting revenues was approximately 68.7% for the period and was consistent with direct consulting costs as a percentage of consulting revenues realized by ESC in prior periods.

General and administrative expenses.    General and administrative expenses were $30.4 million for the six months ended June 30, 2004 and were comprised of $20.5 million of personnel related expenses and $9.9 million of other general and administrative expenses. General and administrative expenses include $26.6 million related to our underwriting activities, including $1.0 million charged by our consulting segment, and $4.8 million of expenses related to our consulting activities. Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expense by net premiums written) was 11.8% for the six months ended June 30, 2004. We expect that this ratio will decrease during the remainder of 2004 as we continue to expand our lines of business and increase our net premiums written and we expect that it will stabilize as we grow our business.

Depreciation and amortization of intangibles.    Depreciation and amortization of intangibles was $0.8 million for the six months ended June 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

Net loss.    Our net loss was $2.7 million for the six months ended June 30, 2004 which was driven by a net underwriting segment loss of $10.2 million, consulting segment income of $1.1 million, net investment income of $6.6 million, net realized gains on sales of investments of $0.4 million, less depreciation, other income and foreign exchange gains of $0.6 million. The underwriting segment loss was primarily generated by underwriting losses due to the start up nature of our business and our recent entry into the specialty insurance and reinsurance marketplaces. We expect to achieve underwriting profits as our insurance and reinsurance portfolios ramp-up with full deployment of capital by the end of 2004.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our U.S. subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the six months ended June 30, 2004, the net valuation allowance charged to earnings was approximately $4.6 million.

Results by Operating Segments

Underwriting

We principally provide insurance and reinsurance protection for risks that are often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that require extensive technical underwriting and assessment resources in order to be profitably underwritten. Our underwriting objective is to deploy capital to what we believe are the most attractive lines of business at the most opportune times in order to maximize our risk-adjusted returns on capital. In measuring the performance of our insurance and reinsurance segments, we consider each segment's net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses. The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums written and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting activities. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. As a newly formed company, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

Effective January 1, 2004, we allocate indirect corporate general and administrative expenses between each of our operating segments, including those related to underwriting operations, as described under "Segment Information."

Three months ended June 30, 2004

The following table summarizes our net underwriting results and profitability measures for our insurance and reinsurance segments for the three months ended June 30, 2004:

	Insurance	Reinsurance	Total underwriting
	($ in thousands)
Direct insurance	$23,221	$—	$23,221
Reinsurance assumed	44,619	67,131	111,750
Total gross premiums written	67,840	67,131	134,971
Premiums ceded	(20,908)	—	(20,908)
Net premiums written	$46,932	$67,131	$114,063

Net premiums earned	$17,623	$39,232	$56,855
Net losses and loss expenses	(8,839)	(23,486)	(32,325)
Acquisition expenses	(4,337)	(8,500)	(12,837)
General and administrative expenses	(7,396)	(5,381)	(12,777)
Net underwriting income (loss)	$(2,949)	$1,865	$(1,084)
Ratios:
Loss and loss expense ratio	50.2%	59.9%	56.9%
Acquisition expense ratio	24.6%	21.7%	22.6%
General and administrative expense ratio	15.8%	8.0%	11.2%
Combined ratio	90.6%	89.6%	90.7%

Insurance

Our insurance segment includes the following product lines: marine, technical risk and aviation, professional liability, environmental liability, fidelity and crime and surety.

Premiums.    Gross written premiums were $67.8 million for the three months ended June 30, 2004 and reflect our increasing participation in the insurance marketplace and development of our insurance portfolios. The table below shows gross written premiums by product line:

($ in thousands)

Marine, technical risk and aviation	$45,497
Professional liability	10,872
Environmental liability	7,995
Fidelity and crime	2,920
Surety	556
Total	$67,840

During the three months ended June 30, 2004 we expanded, in our marine, technical risk and aviation product line, a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages on new home construction throughout the U.S. We began this program during the first quarter of 2004 and it accounted for approximately $44.0 million, or 64.9%, of total insurance segment gross written premiums in the three months ended June 30, 2004. The policies in this program are underwritten through a third party agent that we believe is an established specialist in this technical field. For the remainder of 2004, we expect that this program will continue to contribute substantial net written premiums and that we will experience further growth and diversification in our other insurance product lines. Approximately 65% of insurance segment gross premiums were written as reinsurance of policies issued by another insurer on our behalf.

Ceded premiums were $20.9 million during the three months ended June 30, 2004 under the reinsurance treaties we purchased for each of our insurance product lines. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned were $17.6 million representing the earning of premiums written in 2003 and the earning and amortization of premiums written and ceded during the six months ended June 30, 2004.

Net losses and loss expenses.    Net losses and loss expenses were $8.8 million, reflecting a loss ratio of 50.2%, for the three months ended June 30, 2004. We continue to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of losses. This method multiplies premiums earned by an expected loss and loss expense ratio that was derived, for each product line, from pricing and industry data and from information provided by our brokers and insured clients. As of June 30, 2004, we had not received any notifications of significant incurred losses in our insurance segment.

Acquisition expenses.    Acquisition expenses were $4.3 million, or 24.6%, of net premiums earned for the three months ended June 30, 2004. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses. Our acquisition expense ratio in the insurance segment was higher than expected because we wrote several marine, technical risk and aviation contracts, including the residential builders' and contractors' risk program, on a structured basis through another insurance company that resulted in us incurring fees in excess of 20% of our written premiums. As we diversify and grow our insurance lines, we expect that our acquisition expense ratio will decrease and stabilize during the remainder of 2004.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $7.4 million, or 15.8%, of net premiums written for the three months ended June 30, 2004. We expect that our general and administrative expense ratio to continue to decrease during the remainder of 2004 as we continue to expand our lines of business and increase our net premiums written.

Reinsurance

Our reinsurance segment includes the following product lines: property, casualty, marine, technical risk and aviation and structured reinsurance.

Premiums.    Gross and net premiums written by our reinsurance segment were $67.1 million for the three months ended June 30, 2004. The table below shows gross written premiums by product line:

($ in thousands)

Property	$33,109
Casualty	25,083
Marine, technical risk and aviation	8,484
Structured reinsurance	455
Total	$67,131

Gross and net written premiums were $67.1 million during the three months ended June 30, 2004 reflecting new accounts underwritten during the second quarter of 2004 driven primarily from our increasing participation in the reinsurance marketplace and additional premiums written on accounts bound in the fourth quarter of 2003 and first quarter of 2004 across a number of key classes of business. Included in our property reinsurance premiums is approximately $15 million of premium relating to a single, non-catastrophe casualty program that covers personal lines and commercial risks of small regional accounts throughout the U.S.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Net premiums earned were $39.2 million during the three months ended June 30, 2004 reflecting the earning of premiums on contracts written during the six months ended June 30, 2004 and during the fourth quarter of 2003.

Net losses and loss expenses.    Net losses and loss expenses were $23.5 million for the three months ended June 30, 2004 and reflect a loss ratio of 59.9%. We continue to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of reinsurance losses. This method multiplies premiums earned by an expected loss and loss expense ratio that was derived, for each underlying reinsurance contract, from pricing data and information provided by brokers and ceding companies. As of June 30, 2004, we had not received any significant notifications of incurred losses on our reinsurance product lines.

Acquisition expenses.    Acquisition expenses were $8.5 million, or 21.7%, of net premiums earned for the three months ended June 30, 2004. These acquisition expenses primarily represented brokerage and ceding commissions.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $5.4 million, or 8.0%, of net premiums written for the three months ended June 30, 2004. We expect our general and administrative expense ratio to remain comparable for the remainder of 2004.

Consulting

Three months ended June 30, 2004 and June 30, 2003

The following table summarizes and compares our and our predecessor's net consulting results for the three months ended June 30, 2004 and June 30, 2003. These results were generated primarily by the operations of our predecessor, ESC.

	Three months ended
	June 30, 2004	June 30, 2003 (predecessor)
	($ in thousands)

Consulting revenues	$8,841	$6,959
Other income	118	—
Direct consulting costs	(5,827)	(4,229)
General and administrative expenses	(2,295)	(2,152)
Net consulting income	$837	$578

Consulting revenues.    Consulting revenues were $8.8 million for the three months ended June 30, 2004, reflecting an increase of $1.8 million, or 27.0%, compared to $7.0 million for the three months ended June 30, 2003. The increase in total revenues consists of a $0.3 million increase in direct labor revenue and a $1.5 million increase in subcontractor revenue. Increased client spending on environmental projects that were delayed or postponed in prior periods contributed to the increased consulting revenues during the three months ended June 30, 2004. The majority of the $1.5 million increase in subcontractor revenue during the three months ended June 30, 2004 was the result of increased subcontractor remediation activity.

Other income.    Other income totaled $0.1 million for the three months ended June 30, 2004 and was primarily generated from our liability assumption program under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed. ESC did not engage in environmental liability transfer activity during the three months ended June 30, 2003.

Direct consulting costs.    Direct consulting costs were $5.8 million for the three months ended June 30, 2004, reflecting an increase of $1.6 million, or 37.8%, compared to $4.2 million for the three months ended June 30, 2003. The increase in direct consulting costs was primarily attributable to increased subcontractor expenses. The increase in subcontractor costs resulted from an increase in the number and change in the nature of remediation projects undertaken during the three months ended June 30, 2004. Direct consulting costs, as a percentage of revenue was 65.9% for the three months ended June 30, 2004, compared to 60.8% for the three months ended June 30, 2003. This increase in direct consulting costs as a percentage of revenues was primarily due to the increased subcontractor activity during this period.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses totaled $2.3 million for the three months ended June 30, 2004, an increase of $0.1 million, or 6.6%, compared to $2.2 million for the three months ended June 30, 2003. The increase is primarily attributable to a general increase in underlying general and administrative expenses.

Six months ended June 30, 2004

Underwriting

The following table summarizes our net underwriting results and profitability measures for our insurance and reinsurance segments for the six months ended June 30, 2004:

	Insurance	Reinsurance	Total underwriting
	($ in thousands)
Direct insurance	$39,261	$—	$39,261
Reinsurance assumed	66,611	147,828	214,439
Total gross premiums written	105,872	147,828	253,700
Premiums ceded	(27,182)	—	(27,182)
Net premiums written	$78,690	$147,828	$226,518

Net premiums earned	$21,632	$62,458	$84,090
Net losses and loss expenses	(11,014)	(37,206)	(48,220)
Acquisition expenses	(5,159)	(14,295)	(19,454)
General and administrative expenses	(16,045)	(10,573)	(26,618)
Net underwriting income (loss)	$(10,586)	$384	$(10,202)
Ratios:
Loss and loss expense ratio	50.9%	59.6%	57.3%
Acquisition expense ratio	23.8%	22.9%	23.1%
General and administrative expense ratio	20.4%	7.2%	11.8%
Combined ratio	95.1%	89.7%	92.2%

Insurance

Premiums.    Gross written premiums were $105.9 million for the six months ended June 30, 2004 reflecting our increasing participation in the insurance marketplace and continuing growth in our insurance portfolios as we receive various state regulatory approvals and further develop our key distribution channels through brokerage relationships. The table below shows gross written premiums by product line:

($ in thousands)

Marine, technical risk and aviation	$67,537
Environmental liability	18,191
Professional liability	15,077
Fidelity and crime	4,511
Surety	556
Total	$105,872

During the six months ended June 30, 2004 we wrote, in our marine, technical risk and aviation product line, a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages on new home construction throughout the U.S. This program accounted for approximately $67.1 million, or 63.4%, of total insurance segment gross written premiums in the six months ended June 30, 2004. The policies in the program are underwritten through a third party agent that we believe is an established specialist in this technical field. For the remainder of 2004, we expect that this program will continue to contribute substantial net written premiums and that we will experience further growth and diversification in our other insurance product lines.

During the six months ended June 30, 2004, approximately 63% of insurance segment gross premiums were written as reinsurance of policies issued by another insurer on our behalf.

Approximately 63.4% of our insurance segment gross written premiums of $105.9 million were generated through direct relationships with underlying clients. Approximately 10.9% of our insurance segment gross written premiums were generated through one broker during the six months ended June 30, 2004. The remaining 25.7% of our insurance segment gross written premiums were generated through other brokers, none of which accounted for more than 10% of our total insurance segment gross written premiums. We expect this broker concentration to decrease as we experience further growth and diversification in our insurance product lines.

Ceded premiums were $27.2 million during the six months ended June 30, 2004 under the reinsurance treaties we purchased for each of our insurance product lines. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned were $21.6 million representing the earning of premiums written in 2003 and the earning and amortization of premiums written and ceded during the six months ended June 30, 2004.

Net losses and loss expenses.    Net losses and loss expenses were $11.0 million reflecting a loss ratio of 50.9% during the six months ended June 30, 2004. We continue to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of losses. This method multiplies premiums earned by an expected loss and loss expense ratio that was derived, for each product line, from pricing and industry data, and from information provided by our brokers and insured clients. As of June 30, 2004, we had not received any notifications of significant incurred losses in our insurance segment.

Acquisition expenses.    Acquisition expenses were $5.2 million, or 23.8%, of net premiums earned for the six months ended June 30, 2004. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses. Our acquisition expense ratio in the insurance business segment was higher than expected because we wrote several marine, technical risk and aviation contracts, including the residential builders' and contractors' risk program, on a structured basis through another insurance company that resulted in us incurring fees in excess of 20% of written premiums. As we diversify and grow our insurance lines, we expect that our acquisition expense ratio will decrease and stabilize during the remainder of 2004.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $16.0 million, or 20.4%, of net premiums written for the six months ended June 30, 2004. We expect our general and administrative expense ratio to continue to decrease during the remainder of 2004 as we continue to expand our product lines and increase our net premiums written.

Reinsurance

Premiums.    Gross and net premiums written by our reinsurance segment were $147.8 million for the six months ended June 30, 2004 reflecting new accounts underwritten during the second quarter of 2004 driven primarily from our increasing participation in the reinsurance marketplace and additional premiums written on accounts bound in the fourth quarter of 2003. The table below shows gross written premiums by product line:

($ in thousands)

Property	$78,074
Casualty	45,408
Marine, technical risk and aviation	23,890
Structured reinsurance	456
Total	$147,828

Approximately 75% of our property reinsurance gross premiums written during the six months ended June 30, 2004 related to non-catastrophe property and crop hail classes of business and a single, non-catastrophe program that covers personal lines and commercial risks of small regional accounts throughout the U.S. The balance of our property reinsurance gross premiums written for the six months ended June 30, 2004 are spread across ten different risk classes.

Approximately 54% of our casualty reinsurance premiums written during the six months ended June 30, 2004 were related to risks assumed under directors and officers' liability, employers' liability and multiline commercial umbrella classes of business. The balance of our casualty reinsurance premiums written were spread across twenty two different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the six months ended June 30, 2004.

Approximately 73% of our reinsurance segment gross written premiums of $147.8 million were generated through three brokers. We expect this broker concentration to decrease as we experience further growth and diversification in our reinsurance product lines.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Net premiums earned of $62.5 million reflect the earning of premiums on contracts written during the six months ended June 30, 2004 and during the fourth quarter of 2003.

Net losses and loss expenses.    Net losses and loss expenses were $37.2 million for the six months ended June 30, 2004 and reflect a loss ratio of 59.6%. We continue to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of reinsurance losses. This method multiplies premiums earned by an expected loss and loss expense ratio that was derived, for each underlying reinsurance contract, from pricing data and information provided by brokers and ceding companies. As of June 30, 2004, we had not received any notifications of significant incurred losses on our reinsurance product lines.

Acquisition expenses.    Acquisition expenses were $14.3 million, or 22.9%, of net premiums earned for the six months ended June 30, 2004. These acquisition expenses primarily represented brokerage and ceding commissions.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $10.6 million, or 7.2%, of net premiums written for the six months ended June 30, 2004. We expect our general and administrative expense ratio to remain comparable for the remainder of 2004.

Consulting

Six months ended June 30, 2004 and June 30, 2003

The following table summarizes and compares our and our predecessor's net consulting results for the six months ended June 30, 2004 and June 30, 2003.

	Six months ended
	June 30, 2004	June 30, 2003 (predecessor)
	($ in thousands)

Consulting revenues	$15,877	$13,230
Other income	277	—
Direct consulting costs	(10,211)	(7,902)
General and administrative expenses	(4,812)	(4,279)
Net consulting income	$1,131	$1,049

Consulting revenues.    Consulting revenues were $15.9 million for the six months ended June 30, 2004, an increase of $2.7 million, or 20.0%, compared to $13.2 million for the six months ended June 30, 2003. The increase in total revenues consists of a $0.6 million increase in direct labor revenue and a $2.1 million increase in subcontractor revenue. Increased client spending on environmental projects that were delayed or postponed in prior periods contributed to the increased consulting revenues during the first three months of 2004. The majority of the $2.1 million increase in subcontractor revenue during the six months ended June 30, 2004 was the result of increased subcontractor remediation activity.

Other income.    Other income totaled $0.3 million for the six months ended June 30, 2004 and was primarily generated from our liability assumption program under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed. ESC did not engage in environmental liability transfer activity during the six months ended June 30, 2003.

Direct consulting costs.    Direct consulting costs were $10.2 million for the six months ended June 30, 2004, an increase of $2.3 million, or 29.2%, compared to $7.9 million for the six months ended June 30, 2003. The increase in direct consulting costs was primarily attributable to increased subcontractor expenses. The increase in subcontractor costs resulted from an increase in the number and change in the nature of remediation projects undertaken during the six months ended June 30, 2004. Direct consulting costs, as a percentage of revenue was 64.3% for the six months ended June 30, 2004, compared to 59.7% for the six months ended June 30, 2003. This increase in direct consulting costs as a percentage of revenues was primarily due to the increased subcontractor activity during this period.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $4.8 million for the six months ended June 30, 2004, an increase of $0.5 million, or 12.5% compared to $4.3 million for the six months ended June 30, 2003. The increase is primarily attributable to a general increase in underlying general and administrative expenses and increased salary and benefit expense related to hiring additional staff during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and consulting operations. As of June 30, 2004, we had subsidiary operations in Bermuda, the U.S and representative offices in Ireland and the U.K.

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

Financial condition

Our available-for-sale investments totaled $461.8 million as of June 30, 2004 compared to $467.0 million at December 31, 2003. The majority of our investment portfolio consists of fixed maturity investments which are managed by several external investment advisors. Included in our investment portfolio is a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The total market value of this security was $20.2 million as of June 30, 2004. As of June 30, 2004, all of the fixed maturity investments were investment grade, with a weighted average credit rating of "AA" based on ratings assigned by Standard & Poors, or S&P.

Our insurance and reinsurance premiums receivable balances totaled $154.8 million as of June 30, 2004 compared to $11.0 million at December 31, 2003. The increase in premiums receivable reflects our growth across all product lines during the first six months of 2004 and the associated increase in the level of premiums written. Included in premiums receivable are approximately $132 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $38.5 million and $160.5 million, respectively, as of June 30, 2004 compared to $6.6 million and $18.1 million as of December 31, 2003. These increases were due to the growth in our premiums written during the six months ended June 30, 2004. These amounts represent acquisition expenses and premiums on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $49.3 million as June 30, 2004 compared to $1.2 million as of December 31, 2003. The increase in our net loss and loss expense reserves reflects the growth in our business and the associated insured risks we assumed during the six months ended June 30, 2004. Given our limited operating history, we have continued to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of reinsurance losses. This method multiplied premiums earned by an expected loss and loss expense ratio derived from pricing data and information provided by brokers, insureds and ceding companies. As of June 30, 2004, we had not been notified of any significant incurred losses.

Our shareholders' equity was $478.6 million as of June 30, 2004 compared to $487.5 million as of December 31, 2003, reflecting a decrease of $8.9 million that was primarily related to a net loss of $2.7 million and a net change in unrealized losses on our investment portfolios of $5.7 million for the six months ended June 30, 2004. As of June 30, 2004, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $10.7 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured not accurately determinable.

Liquidity

Our principal cash requirements are expected to be investments in operating subsidiaries, expenses to develop and implement our business strategy, capital expenditures, premiums ceded, losses and loss adjustment expenses and other policy holder benefits, brokerage and commissions, the servicing of future borrowing arrangements, taxes and other operating expenses. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our board of directors currently does not intend to declare dividends or make any other distributions to the shareholders of Quanta Holdings, our board plans to periodically reevaluate our dividend policy. Our cash requirements will also include the payment of any future dividends to our shareholders if and when our board of directors determines to change our dividend policy.

We expect to hire additional employees during the remainder of 2004. As a result, we anticipate that our cash requirements for the payment of annual salaries and benefits for these employees will increase in future periods as compared to the six months ended June 30, 2004.

We incurred capital expenditures of $2.5 million during the six months ended June 30, 2004 related primarily to the purchase and development of information technology assets. During the remainder of 2004, we expect capital expenditures principally relating to information systems, furniture and fixtures and leasehold improvements to be less than $10 million.

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

The assessment, analysis and assumption of environmental liabilities, and the management, remediation, and engineering of environmental conditions constitute a significant portion of our consulting business. From time to time, we may offer a liability assumption program under which a special-purpose entity assumes specified liabilities (at times including taking title to property) associated with environmental conditions for which we provide consulting services, which may be insured or guaranteed by us. These businesses involve significant risks, including the possibility that we may have substantial liabilities to clients, third parties and governmental authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business.

Our treasury function is responsible for managing our investments, banking relationships, capital raising activities including equity and debt issues, our overall cash and liquidity positions and the payment of dividends from subsidiaries. Our subsidiaries are responsible for managing local cash and liquidity positions.

Our sources of cash consist primarily of premiums written, proceeds from sales and redemptions of investment assets, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for consulting services rendered to third parties.

On July 13, 2004, Quanta Holdings and certain designated insurance subsidiaries entered into a credit agreement providing for a secured bank credit facility and a revolving credit facility with a syndicate of lenders in the amount of $150 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. We currently have $24.6 million of secured letters of credit issued and outstanding under the facility. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. The facility terminates on July 12, 2005. The credit agreement has certain financial covenants, including maximum leverage ratio, minimum consolidated net worth provisions and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of the Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders.

We generated net operating cash flow of approximately $24.5 million during the six months ended June 30, 2004, primarily related to premiums and investment income received and offset by general and administrative expenses paid. During the same period, we invested net cash of $20.7 million in our investment assets and as of June 30, 2004 had net cash and cash equivalent balances of $48.1 million. Included in our cash and cash equivalents and investments is $23.9 million that is pledged as collateral for letters of credit and $20.8 million that is on deposit with, or has been pledged to, U.S. state insurance departments. Our cash flows from operations for the six months ended June 30, 2004 provided us with sufficient liquidity to meet operating cash requirements during that period.

Commitments

The following table provides an analysis of our future annual contractual commitments under operating lease agreements as of June 30, 2004:

Year ending June 30,	($ in thousands)
2005	$3,972
2006	3,861
2007	3,798
2008	3,278
2009	2,538
2010 and thereafter	26,247
Total	$43,694

Off-balance sheet arrangements

We have no off-balance sheet arrangements with unconsolidated, special purposes entities or variable interest entities.

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

As described under "Liquidity" above we entered into a secured bank credit facility with a syndicate of lenders that will allow us to provide to our insured clients up to $150 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. We currently have $24.6 million of secured letters of credit issued and outstanding under the facility.

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

Critical Accounting Policies and Estimates

Our management makes certain judgments, estimates and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in our condensed consolidated financial statements. If management uses different assumptions and estimates than it currently does, it could produce materially different estimates of the reported amounts. For a detailed discussion of our critical accounting policies, judgments, estimates and assumptions management uses please refer to the Registration Statement. Other than as described below under "Derivative contracts" and "Annual Incentive Plan" there were no significant changes in the application of our critical accounting policies and estimates subsequent to December 31, 2003.

Derivative Instruments and Hedging Activities

Derivative contracts

During the six months ended June 30, 2004, we engaged in certain derivative related activities and adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."

We primarily enter into investment related derivative transactions, as permitted by our investment guidelines, and typically for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. We may also, as part of our business, enter into derivative transactions for the purpose of replicating approved investment, insurance or reinsurance transactions that meet our investment our underwriting guidelines. As of June 30, 2004, we hold in our available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The component of the bond that is linked to the mortality index has been determined, under SFAS 133, to be an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS 133. We have not designated any of our derivative instruments as hedging instruments.

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

Annual Incentive Plan

During the three months ended June 30, 2004, we adopted an Annual Variable Cash Compensation Plan ("Annual Incentive Plan") which is generally available to our employees. Awards paid under this plan are dependent on performance measured at an individual and business unit level. In general, our Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to our shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards vest and are paid out over four annual installments. Unvested amounts are subject to adjustments to the extent that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

We recognize expenses related to Annual Incentive Plan awards by applying the graded vesting method as prescribed by Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans ("FIN 28")." We continually review and adjust our provisions for Annual Incentive Plan awards taking into account known information and updated assumptions related to unknown information. Award provisions are necessarily an estimate and amounts established in prior periods are adjusted in our current results of operations as new information becomes available to us. Any adjustments we make to previously established provisions may significantly impact our current period results and net income.

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

Derivative Valuation Risk

Our derivative policy permits the use of derivatives to manage our portfolio's duration, yield curve, currency exposure, credit exposure; exposure to volatility and to take advantage of inefficiencies in derivatives markets. We may also enter into derivative transactions (1) to hedge capital market risks that may be present in our contracts of insurance or reinsurance and (2) as replication transactions which we define as a set of derivative, insurance and/or securities transactions that, when combined, produce the equivalent economic result of an investment security or insurance or reinsurance contract that meets our investment or underwriting guidelines.

We utilize derivative instruments only when we believe the terms and structure of the contracts are thoroughly understood and its total return profile and risk characteristics can be fully analyzed. Also, any single derivative or group of derivatives in the aggregate cannot create risk characteristics that are inconsistent with our overall risk profile and investment portfolio guidelines.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of June 30, 2004, our investment portfolio included $14.4 million, or 3.1%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. $13.5 million of these securities were rated AAA and $0.9 million were rated BAA, and were substantially hedged into U.S. dollars according to our investment guidelines.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of June 30, 2004, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets of approximately $462 million, excluding cash on hand, would have been an estimated decrease in market value of approximately $12.3 million, or 2.6%, and the impact on our invested assets, excluding cash on hand, of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $11.7 million, or 2.5%.

As of June 30, 2004, our investment portfolio included AAA rated mortgage-backed securities with a market value of $87.0 million, or 18.8%, of net invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will typically be Aa3/AA– and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB–/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of June 30, 2004, the average credit quality of our investment portfolio was AA, and all fixed income securities held were investment grade. In addition, we held as part our investment portfolio $20.0 million in par value of variable rate mortality linked securities issued by a single issuer which mature on January 1, 2007. We are subject to loss of principal and interest in the event of the occurrence of certain changes in a predefined mortality index. As of June 30, 2004, the fair value of the security was $20.2 million and represented approximately 4% of our net invested assets.

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

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission.

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

During the quarter ended June 30, 2004, the Company issued 22,000 options to purchase common stock to certain employees. These transactions were completed without registration of the relevant security under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) for transaction not involving a public offering.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Company's annual general meeting of shareholders meeting held on July 29, 2004.

1.	The nominees for directors were elected based upon the following votes:

Nominee	For	Against
Tobey J. Russ	52,419,939	1,090
Michael J. Murphy	52,419,939	1,090
Nigel W. Morris	52,419,939	1,090
W. Russell Ramsey	52,419,939	1,090
James J. Ritchie	52,419,939	1,090
Wallace L. Timmeny	52,419,939	1,090

2.	The ratification of the selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending December 31, 2004 received the following votes:

52,420,269 votes for ratification

440 votes against ratification

320 abstentions

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

10.1	Credit Agreement dated as of July 13, 2004 among Quanta Capital Holdings Ltd., Various Designated Subsidiary Borrowers, Bank of America N.A. and Calyon, New York Branch, as Co-Syndication Agents and JPMorgan Chase Bank, as Administrative Agent, and the lenders named therein.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K filed on May 7, 2004, pursuant to Item 12 reporting the issuance by the Company of the press release reporting the Company's results for the three months ended March 31, 2004.

(2)	Current Report on Form 8-K filed on June 29, 2004, pursuant to Item 12 containing slides a presentation by management to certain investors and analysts at the Friedman Billings Ramsey European Investor Conference on June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.
Date: August 2, 2004	/s/ Tobey J. Russ
Tobey J. Russ
(Principal Executive Officer)

Date: August 3, 2004	/s/ John S. Brittain, Jr.
John S. Brittain, Jr.
(Principal Financial Officer)

Index to Exhibits

10.1	Credit Agreement dated as of July 13, 2004 among Quanta Capital Holdings Ltd., Various Designated Subsidiary Borrowers, Bank of America N.A. and Calyon, New York Branch, as Co-Syndication Agents and JPMorgan Chase Bank, as Administrative Agent, and the lenders named therein.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.