Form 10-Q
period 2004-09-30
QUANTA CAPITAL HOLDINGS LTD
filed 2004-11-10
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of November 4, 2004 there were 56,798,218 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and nine months ended September 30, 2004 and 2003 and the periods ended September 3, 2003 (predecessor)	4
	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2004 and the period ended September 30, 2003	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and period ended September 3, 2003 (predecessor)	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4	Controls and Procedures	46
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	47
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 5	Other Information	47
Item 6	Exhibits and Report on Form 8-K	47

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments at fair value (amortized cost: September 30, 2004, $510,410; December 31, 2003, $465,552)	$510,680	$467,036
Cash and cash equivalents	73,191	47,251
Accrued investment income	3,754	2,995
Premiums receivable	132,327	10,961
Losses and loss adjustment expenses recoverable	6,051	3,263
Other accounts receivable	8,804	8,957
Deferred acquisition costs	42,601	6,616
Deferred reinsurance premiums	44,967	1,925
Property and equipment, net of accumulated depreciation of $1,027 (December 31, 2003: $185)	3,812	1,117
Goodwill and other intangible assets	20,802	21,351
Other assets	4,136	2,289
Total assets	$851,125	$573,761
Liabilities
Reserve for losses and loss expenses	$124,534	$4,454
Unearned premiums	225,960	20,044
Environmental liabilities assumed	6,697	7,018
Reinsurance balances payable	23,061	334
Accounts payable and accrued expenses	10,866	17,609
Net payable for investments purchased	10,928	34,766
Deferred income and other liabilities	3,155	2,053
Total liabilities	$405,201	$86,278
Shareholders' equity
Preferred shares ($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003)	$—	$—
Common shares ($0.01 par value; 200,000,000 shares authorized; 56,798,218 issued and outstanding at September 30, 2004 and December 31, 2003)	568	568
Additional paid-in capital	523,771	524,235
Accumulated deficit	(78,633)	(38,477)
Accumulated other comprehensive income	218	1,157
Total shareholders' equity	$445,924	$487,483
Total liabilities and shareholders' equity	$851,125	$573,761

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended September 30, 2004	For the three months ended September 30, 2003	For the period from July 1 to September 3, 2003
	(Successor)		(Predecessor)
Revenues
Gross premiums written	$116,729	$—	$—
Net premiums written	$85,969	$—	$—
Change in net unearned premiums	(20,446)	—	—
Net premiums earned	65,523	—
Technical services revenues	7,727	3,790	7,120
Net investment income	3,258	349	2
Net realized gains on investments	297	—	—
Net foreign exchange losses	(43)	—	—
Other income	264	—	—
Total revenues	77,026	4,139	7,122
Expenses
Net losses and loss expenses	77,963	—	—
Acquisition expenses	16,424	—	—
Direct technical services costs	5,231	2,501	5,090
General and administrative expenses	14,294	24,866	1,541
Depreciation of fixed assets and amortization of intangible assets	560	101	39
Total expenses	114,472	27,468	6,670
(Loss) income before income taxes	(37,446)	(23,329)	452
Income tax expense	—	—	—
Net (loss) income	(37,446)	(23,329)	452
Other comprehensive income
Net unrealized investment gains arising during the period, net of income taxes	5,053	—	—
Foreign currency translation adjustments	(19)	—	—
Reclassification of net realized gains on investments included in net loss, net of income taxes	(297)	—	—
Other comprehensive income	4,737	—	—
Comprehensive (loss) income	$(32,709)	$(23,329)	$452
Weighted average common share and common share equivalents –
basic	56,798,218	18,517,841	1,093,250
diluted	56,798,218	18,517,841	1,093,250
Basic (loss) income per share	$(0.66)	$(1.26)	$0.41
Diluted (loss) income per share	$(0.66)	$(1.26)	$0.41

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the nine months ended September 30, 2004	For the period from May 23 to September 30, 2003	For the period from January 1 to September 3, 2003
	(Successor)		(Predecessor)
Revenues
Gross premiums written	$370,428	$—	$—
Net premiums written	$312,487	$—	$—
Change in net unearned premiums	(162,874)	—	—
Net premiums earned	149,613	—
Technical services revenues	22,580	3,790	20,350
Net investment income	9,811	349	14
Net realized gains on investments	665	—	—
Net foreign exchange gains	85	—	—
Other income	690	—	—
Total revenues	183,444	4,139	20,364
Expenses
Net losses and loss expenses	126,176	—	—
Acquisition expenses	35,885	—	—
Direct technical services costs	15,442	2,501	12,992
General and administrative expenses	44,700	24,866	5,820
Depreciation of fixed assets and amortization of intangible assets	1,397	101	151
Total expenses	223,600	27,468	18,963
(Loss) income before income taxes	(40,156)	(23,329)	1,401
Income tax expense	—	—	—
Net (loss) income	(40,156)	(23,329)	1,401
Other comprehensive loss
Net unrealized investment losses arising during the period, net of income taxes	(235)	—	—
Foreign currency translation adjustments	(39)	—	—
Reclassification of net realized gains on investments included in net loss, net of income taxes	(665)	—	—
Other comprehensive loss	(939)	—	—
Comprehensive (loss) income	$(41,095)	$(23,329)	$1,401
Weighted average common share and common share equivalents – basic	56,798,218	13,336,125	1,093,250
diluted	56,798,218	13,336,125	1,093,250
Basic (loss) income per share	$(0.71)	$(1.75)	$1.28
Diluted (loss) income per share	$(0.71)	$(1.75)	$1.28

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the nine months ended September 30, 2004	For the period from May 23, 2003 to September 30, 2003
Share capital – preferred shares of par value $0.01 each	$—	$—
Share capital – common shares of par value $0.01 each
Balance at beginning of period	568	—
Issued during period	—	570
Repurchased and retired during period	—	(5)
Balance at end of period	568	565
Additional paid-in capital
Balance at beginning of period	524,235	—
Contributed surplus on shares issued during period	—	544,439
Net offering costs	(464)	(39,363)
Non-cash stock compensation expense	—	16,725
Balance at end of period	523,771	521,801
Accumulated deficit
Balance at beginning of period	(38,477)	—
Net loss for period	(40,156)	(23,329)
Balance at end of period	(78,633)	(23,329)
Accumulated other comprehensive income
Balance at beginning of period	1,157	—
Net change in unrealized losses on investments, net of tax	(900)	—
Foreign currency translation adjustments	(39)	—
Balance at end of period	218	—
Total shareholders' equity	$445,924	$499,037

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2004	For the period from May 23 to September 30, 2003	For the period from January 1 to September 3, 2003
	(Successor)		(Predecessor)
Cash flows from operating activities
Net (loss) income	$(40,156)	$(23,329)	$1,401
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation of property and equipment	842	39	151
Amortization of intangible assets	555	62	—
Amortization of discounts on investments	2,751	—	—
Net realized gains on investments	(665)	—	—
Net change in fair value of derivative instruments	274	—	—
Non-cash stock compensation expense	—	16,725	—
Changes in assets and liabilities:
Accrued investment income	(759)	(47)	—
Premiums receivable	(121,366)	—	—
Losses and loss adjustment expenses recoverable	(2,787)	—	—
Deferred acquisition costs	(35,986)	—	—
Deferred reinsurance premiums	(43,043)	—	—
Other accounts receivable	153	(1,623)	(883)
Other assets	(1,849)	(2,167)	19
Reserve for losses and loss adjustment expenses	120,079	—	—
Unearned premiums	205,916	—	—
Environmental liabilities assumed	(321)	—	—
Reinsurance balances payable	22,727	—	—
Accounts payable and accrued expenses	(6,744)	4,727	1,398
Deferred income and other liabilities	1,101	703	129
Net cash provided by (used in) operating activities	100,722	(4,910)	2,215
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	614,638	—	—
Purchases of fixed maturities and short-term investments	(685,419)	—	—
Purchases of property and equipment	(3,537)	(312)	(66)
Net cash paid in acquisition of subsidiaries	—	(18,485)	—
Net cash used in investing activities	(74,318)	(18,797)	(66)
Cash flows used in financing activities
Distributions to shareholders	—	—	(1,800)
Repayment of notes payable	—	—	(6)
Repayment of capital lease obligations	—	—	(3)
Net offering costs	(464)	(39,363)	—
Proceeds from issuance of shares	—	545,004	—
Net cash (used in) provided by financing activities	(464)	505,641	(1,809)
Increase in cash and cash equivalents	25,940	481,934	340
Cash and cash equivalents at beginning of period	47,251	—	73
Cash and cash equivalents at end of period	$73,191	481,934	$413

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

1.    Description of business and basis of presentation

Quanta Capital Holdings Ltd. ("Quanta Holdings"), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the "Company," were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings conducts its insurance and reinsurance operations principally through subsidiaries incorporated in Bermuda and the United States of America.

On September 3, 2003, Quanta Holdings sold 55,000,000 common shares through a private placement (the "Private Offering") in a transaction exempt from registration under the Securities Act of 1933.

On September 3, 2003, the Company acquired all of the outstanding shares of Environmental Strategies Corporation ("ESC"), a Virginia domiciled corporation. ESC provides environmental engineering, remediation risk management and technical services.

Interim financial information

These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the condensed consolidated financial statements include all adjustments necessary (consisting of only normal and recurring accruals) for a fair statement of the financial position and results of operations as at the end of and for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full year. All significant inter-company balances and transactions have been eliminated on consolidation.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the unaudited condensed consolidated financial statements reflect management's best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the unaudited condensed consolidated financial statements. The Company's principal estimates and assumptions relate to the development and determination of the following:

•	reserves for losses and loss adjustment expenses;

•	certain estimated premiums written, unearned premiums and receivables;

•	reinsurance balances recoverable;

•	annual incentive plan provisions;

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

•	the valuation of goodwill and intangible assets;

•	investment valuations;

•	deferred income taxes and liabilities; and

•	environmental liabilities assumed.

The predecessor's unaudited historical condensed consolidated financial statements for the periods from July 1, 2003 to September 3, 2003 and January 1, 2003 to September 3, 2003 have been derived from the unaudited financial statements of the Company's predecessor, ESC, to the date of its acquisition by the Company. The unaudited condensed consolidated statement of operations for the three months ended September 30, 2003 and for the period from May 23, 2003 to September 30, 2003 include the operations of ESC since September 3, 2003, the date of its acquisition by the Company.

The January 1 to September 3, 2003 and May 23 to September 30, 2003 amounts have been reclassified to conform to the 2004 presentation. During the three months ended September 30, 2004, the Company renamed its consulting segment as the technical services segment. Accordingly, the Consulting revenues and Direct consulting costs captions in the income statement have been renamed Technical service revenues and Direct technical service costs.

2.    Significant accounting policies

Derivative Instruments and Hedging Activities

During the nine months ended September 30, 2004, the Company entered into certain derivative instruments and adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."

The Company enters into investment related derivative transactions, as permitted by its investment guidelines, for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. The Company may also, as part of its business, enter into derivative instruments for the purpose of replicating approved investment, insurance or reinsurance transactions that meet the Company's investment or underwriting guidelines. As of September 30, 2004, the Company carries within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a predefined mortality index over a fixed period of time. The Company has determined that the component of the bond that is linked to the specified mortality index is, under SFAS 133, an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS 133. The Company has not designated any of its derivative instruments as hedging instruments.

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

Annual Incentive Plan

In the second quarter of 2004, the Company adopted an Annual Variable Cash Compensation Plan (the "Annual Incentive Plan") which is generally available to employees. Awards paid under this plan will be dependent on performance measured at an individual and business segment level. In general, the Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards vest and are paid out over four annual installments. Unvested amounts are subject to adjustments to the extent that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

Annual Incentive Plan awards for 2004 will vest, for calendar year reporting purposes, 40%, 20%, 20% and 20% in 2004, 2005, 2006 and 2007, respectively. Expenses related to the Annual Incentive Plan awards are recognized by applying the graded vesting method as prescribed by Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The Company continually reviews and adjusts its provisions for Annual Incentive Plan awards and other bonus awards taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available. Any adjustments to previously established provisions or the establishment of new provisions may significantly impact current period results and net income.

Segment reporting

The Company reports segment results in accordance with SFAS No. 131, "Segment Reporting" ("SFAS 131"). Under SFAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation specified in SFAS 131.

The Company is comprised of and operates through three operating segments – insurance, reinsurance and technical services. The Company has three geographic segments – Bermuda, the U.S. and Europe.

The Company's insurance and reinsurance (collectively referred to herein as "underwriting") segments represent the Company's income and expenses from underwriting risks it retains. The technical services segment represents the Company's income and expenses from the provision of technical, environmental and remediation risk management services.

The accounting policies of the segments are the same as those used in the preparation of the unaudited condensed consolidated financial statements. The Company measures and evaluates each operating segment based on net underwriting or technical services income including other items of revenue and general and administrative expense directly attributable to each segment and, as of April 1, 2004 with an effective date of January 1, 2004, including an allocation of indirect corporate general and administrative expenses.

During the three months ended June 30, 2004, with an effective date of January 1, 2004, the Company adopted an accounting methodology for the allocation of corporate general and administrative expenses to each of its operating segments. Corporate general and administrative expenses are allocated to each operating segment in proportion to each segment's amount of allocated capital for the current reporting period. The Company's capital allocation methodology is based upon an estimate of value-at-risk for each segment on an annual basis.

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

In accordance with SFAS 123, the fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2004, for the three months ended September 30, 2003 and for the period from May 23, 2003 to September 30, 2003: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 3.75% and an expected life of the options of approximately 7 years.

The following table summarizes the Company's stock-based compensation, net loss and loss per share for the three and nine months ended September 30, 2004 had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

	For the three months ended September 30, 2004	For the nine months ended September 30, 2004	For the three months ended September 30, 2003	For the period from May 23, 2003 to September 30, 2003
Stock compensation expense
As reported	$—	$—	$(16,725)	$(16,725)
Additional stock-based employee compensation expense determined under fair value based method	(641)	(1,876)	(9,123)	(9,123)
Pro forma	$(641)	$(1,876)	$(25,848)	$(25,848)

Net loss
As reported	$(37,446)	$(40,156)	$(23,329)	$(23,329)
Additional stock-based employee compensation expense determined under fair value based method	(641)	(1,876)	(9,123)	(9,123)
Pro forma	$(38,087)	$(42,032)	$(32,452)	$(32,452)

Basic loss per share
As reported	$(0.66)	$(0.71)	$(1.26)	$(1.75)
Pro forma	$(0.67)	$(0.74)	$(1.75)	$(2.43)

Diluted loss per share
As reported	$(0.66)	$(0.71)	$(1.26)	$(1.75)
Pro forma	$(0.67)	$(0.74)	$(1.26)	$(2.43)

4.    Recent accounting pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires certain VIEs to be consolidated by the primary beneficiary of the VIE if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. To date, FIN 46R has not had a material impact on the Company's unaudited condensed consolidated results of operations, financial position or cash flows.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 addresses the meaning of the term "other-than-temporary impairment" and its application to the Company's investments in debt and equity securities. On September 30, 2004, the FASB issued FASB Staff Position EITF 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in EITF 03-01.

This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. For the three and nine months ended September 30, 2004, the Company did not identify any securities with declines in value that were considered to be

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

other-than-temporary. The Company anticipates that the adoption of the new evaluation guidance of EITF 03-01 will not have a material effect on the Company's results of operations, financial position or cash flows.

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

The following table summarizes these instruments and the effect on net loss and comprehensive loss for the three and nine months ended September 30, 2004. The Company, prior to September 30, 2003, and its predecessor did not engage in derivative activities and, accordingly, there is no comparative derivative financial information for the periods ended September 30, 2003:

	For the three months ended September 30, 2004		For the nine months ended September 30, 2004
	Net change in unrealized losses	Net realized gains	Net change in unrealized losses	Net realized gains
Investment derivatives	$(228)	$127	$(114)	$207
Mortality linked embedded derivatives	(54)	—	(160)	—
Net realized and unrealized gains (losses) on derivatives	$(282)	$127	$(274)	$207

Investment Derivatives

The Company uses foreign currency forward contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency denominated fixed maturity investments. These forward currency contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. As of September 30, 2004, the net notional amount of foreign currency forward contracts was zero, with a net fair market value of $(164) and net unrealized losses of $164. For the three and nine months ended September 30, 2004, net realized gains on settled foreign currency forward contracts totaled approximately $82 and $215.

During the three and nine months ended September 30, 2004, the Company utilized other derivative instruments such as swaps and options to manage total investment returns in accordance with its investment guidelines and recognized net realized gains (losses) on these instruments of approximately $45 and $(8).

The Company recorded approximately $23 in net unrealized gains on investment derivatives as of September 30, 2004, and recognized, in the unaudited condensed consolidated statement of operations, approximately $228 and $114 of net changes in unrealized losses for the three and nine months ended September 30, 2004.

Mortality linked embedded derivative

The Company holds within its available-for-sale fixed maturity portfolio a mortality-risk-linked security, with a par value of $20,000 and a fair market value of $20,387, for which the repayment of

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

principal is dependent on the performance of a specified mortality index over a fixed period of time. The Company has concluded that the component of this bond that is linked to the mortality index is an embedded derivative and estimates the fair market value of this index linked embedded derivative using an analytical model that considers the security's term, rating, current market conditions and structural risk. As of September 30, 2004, the estimated fair value of the embedded derivative component was $506 and is recognized at fair value and included within investments in the unaudited condensed consolidated balance sheet. During the three and nine months ended September 30, 2004, the Company recorded $54 and $160 in unrealized losses associated with the change in the fair value of the embedded derivative.

6.    Reinsurance

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and nine months ended September 30, 2004 is shown below. The Company, prior to September 30, 2003, and its predecessor did not engage in insurance or reinsurance business and, accordingly, no comparative reinsurance financial information is provided for the periods ended September 30, 2003.

Three months ended September 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$41,073	$11,091	$6,626
Reinsurance assumed	75,656	63,472	75,105
Total gross premiums written	116,729	74,563	81,731
Ceded reinsurance	(30,760)	(9,040)	(3,768)
Net	$85,969	$65,523	$77,963

Nine months ended September 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$80,333	$18,331	$10,554
Reinsurance assumed	290,095	144,595	121,639
Total gross premiums written	370,428	162,926	132,193
Ceded reinsurance	(57,941)	(13,313)	(6,017)
Net	$312,487	$149,613	$126,176

The Company recorded reinsurance recoveries on losses and loss expenses incurred relating to business ceded during the three and nine months ended September 30, 2004 of approximately $3,768 and $6,017.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

7.    Loss per share

The following table sets forth the computation of basic and diluted loss per share.

	For the three months ended September 30, 2004	For the nine months ended September 30, 2004	For the three months ended September 30, 2003	For the period from May 23, 2003 to September 30, 2003
Basic loss per share
Net loss	$(37,446)	$(40,156)	$(23,329)	$(23,329)
Weighted average common shares outstanding – basic	56,798,218	56,798,218	18,517,841	13,336,125
Basic loss per share	$(0.66)	$(0.71)	$(1.26)	$(1.75)
Diluted loss per share
Net loss	$(37,446)	$(40,156)	$(23,329)	$(23,329)
Weighted average common shares outstanding	56,798,218	56,798,218	18,517,841	13,336,125
Weighted average common share equivalents
Options	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding – diluted	56,798,218	56,798,218	18,517,841	13,336,125
Diluted loss per share	$(0.66)	$(0.71)	$(1.26)	$(1.75)

Due to a net loss for all periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three and nine months ended September 30, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,013,400 options and 2,542,813 warrants. For the three months ended September 30, 2003 and for the period from May 23, 2003 to September 30, 2003, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,610,900 options and 2,542,813 warrants.

8.    Segment information

The following table summarizes the Company's results before income taxes for each operating segment for the three and nine months ended September 30, 2004.

For the periods from July 1, 2003 to September 3, 2003 and from January 1, 2003 to September 3, 2003, the Company's predecessor business was wholly allocated to the technical services segment. As a result, separate statements of operations by operating segment for the predecessor are not provided.

For the three months ended September 30, 2003 and for the period from May 23, 2003 to September 30, 2003, the Company's consolidated results of operations include the Company's predecessor business from the date of acquisition, which was allocated to the technical services operating segment, and unallocated corporate general and administrative expenses. As a result, separate statements of operations by operating segment for these periods are not provided.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

	For the three months ended September 30, 2004
Statement of operations by operating segment	Insurance	Reinsurance	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$41,073	$—	$—	$—	$41,073
Reinsurance assumed	28,445	47,211	—	—	75,656
Total gross premiums written	69,518	47,211	—	—	116,729
Premiums ceded	(28,285)	(2,475)	—	—	(30,760)
Net premiums written	$41,233	$44,736	$—	$—	$85,969

Net premiums earned	$20,516	$45,007	$—	$—	$65,523
Technical services revenues	—	—	8,246	(519)	7,727
Other income	—	—	74	—	74
Net losses and loss expenses	(12,084)	(65,879)	—	—	(77,963)
Direct technical services costs	—	—	(5,231)	—	(5,231)
Acquisition expenses	(5,292)	(11,132)	—	—	(16,424)
General and administrative expenses	(7,562)	(4,791)	(2,460)	519	(14,294)
Segment (loss) income	$(4,422)	$(36,795)	$629	$—	$(40,588)
Depreciation of fixed assets and amortization of intangibles					(560)
Net investment income					3,258
Net realized gains on investments					297
Other income					190
Net foreign exchange losses					(43)
Net loss before income taxes					$(37,446)

	For the nine months ended September 30, 2004
Statement of operations by operating segment	Insurance	Reinsurance	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$80,333	$—	$—	$—	$80,333
Reinsurance assumed	95,056	195,039	—	—	290,095
Total gross premiums written	175,389	195,039	—	—	370,428
Premiums ceded	(55,466)	(2,475)	—	—	(57,941)
Net premiums written	$119,923	$192,564	$—	$—	$312,487
Net premiums earned	$42,148	$107,465	$—	$—	$149,613
Technical services revenues	—	—	24,123	(1,543)	22,580
Other income	—	—	351	—	351
Net losses and loss expenses	(23,098)	(103,078)	—	—	(126,176)
Direct technical services costs	—	—	(15,442)	—	(15,442)
Acquisition expenses	(10,451)	(25,434)	—	—	(35,885)
General and administrative expenses	(23,607)	(15,364)	(7,272)	1,543	(44,700)
Segment (loss) income	$(15,008)	$(36,411)	$1,760	$—	$(49,659)
Depreciation of fixed assets and amortization of intangibles					(1,397)
Net investment income					9,811
Net realized gains on investments					665
Other income					339
Net foreign exchange gains					85
Net loss before income taxes					$(40,156)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

For the three and nine months ended September 30, 2004, the Company allocated corporate general and administrative expenses to each segment based on segment allocated capital as described in Note 2.

Items of revenue and expense resulting from charges between operating segments are eliminated on consolidation of the segments. During the three and nine months ended September 30, 2004, the technical services segment charged the underwriting segments $0.5 million and $1.5 million for technical services rendered.

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

The carrying amount of goodwill, which primarily relates to the Company's technical services operating segment, was $7.6 million as of September 30, 2004.

The Company had $8.9 million of intangible assets as of September 30, 2004 representing its U.S. insurance licenses that are not subject to amortization.

The following table summarizes the gross carrying amount and accumulated amortization as of September 30, 2004 for each of the Company's classes of intangible assets that are subject to amortization:

	Gross carrying amount	Accumulated amortization
Customer relationships	$4,400	$596
Non-compete agreements	570	206
Total	$4,970	$802

The amortization expense of intangible assets subject to amortization was $0.2 million and $0.6 million for the three and nine months ended September 30, 2004 respectively. The estimated amortization expense in each of the five years subsequent to December 31, 2003, is as follows: 2004, $740; 2005, $740; 2006, $677; 2007, $550; and 2008, $550.

10.    Commitments and contingencies

Concentrations of credit risk

The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands except for share and per share amounts)

the investment portfolio's market value shall be invested in securities rated below Baa3/BBB-. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities.

Concentrations of premium production

The Company generates its business through brokers and direct relationships with insurance companies. During the nine months ended September 30, 2004, two brokers accounted for approximately 10% and 11% of the insurance segment's gross premiums written and four brokers accounted for approximately 12%, 14%, 16% and 37% of the reinsurance segment's gross premiums written. These brokers are large and established companies. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company wrote a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages on new homes construction throughout the U.S. This program accounted for approximately $104.2 million, or 59.4%, of total insurance segment gross written premiums for the nine months ended September 30, 2004. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and an established specialist in this class of business.

Letters of credit

As of September 30, 2004, the Company has issued letters of credit of approximately $28.9 million, for which cash and cash equivalents and investments of $32.6 million are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance. In addition, the Company has issued a letter of credit of approximately $2.3 million, for which cash and cash equivalents are pledged as security, in favor of a landlord relating to a lease agreement for office space.

Cash and investments

As of September 30, 2004, included in cash and cash equivalents and investments at fair value is $29.2 million that is on deposit with, or pledged to, U.S. state insurance departments.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the period from May 23, 2003 (date of incorporation) to December 31, 2003, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussions of critical accounting policies and of estimates and quantitative and qualitative disclosures about market risk, contained in the Registration Statement on Form S-1 filed by the Company with the SEC and declared effective by the SEC on May 13, 2004 (Registration No. 333-111535) in connection with the registration for resale of Quanta Holdings' common shares (the "Registration Statement").

We caution you that, because of our limited operating history, our financial information is not indicative of the actual results that we expect to achieve in future periods. In addition, the financial data of our predecessor presented below and relating to its technical services business is neither comparable with nor representative of the actual results that we expect to achieve in future periods as we continue to develop our core business lines relating to insurance and reinsurance. The technical services business of our predecessor is only a small portion of our business and is not representative of the principal business we are undertaking.

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

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms and limits of the products we write or intend to write;

•	the risk that we may not be able to fully implement our business strategy;

•	our limited operating history;

•	our insurance and reinsurance business is not widely diversified among classes of risk or sources of origination;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	changes in the availability, cost or quality of reinsurance;

•	our ability to hire, retain and integrate our management team and other personnel;

•	changes in rating agency policies or practices;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

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

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. Through our operating subsidiaries in Bermuda, the U.S. and Europe, we focus on writing coverage for specialized classes of property and casualty insurance and reinsurance risks through teams of experienced and technically qualified underwriters. We define specialty insurance and reinsurance as those lines of business that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. Specialty lines of business require extensive technical underwriting skills and risk assessment resources in order to be profitably underwritten. We believe that a fully developed and well constructed portfolio of these specialty lines will produce superior returns on our capital. We are using our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also to underwrite some European risks. We are also writing insurance and reinsurance in the United States on an admitted basis through our subsidiary, Quanta Indemnity Company, which is a U.S. licensed insurer with licenses in 43 states. Further, we write insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines Insurance Company. On September 9, 2004 we received approval from the Irish Financial Services Regulatory Authority to write insurance business through Quanta Europe Limited, our European headquarters located in Dublin, Ireland. This approval allows us to underwrite European Union sourced insurance and reinsurance business. In the U.K., we expect to obtain our branch licence during the fourth quarter of 2004, and we have hired two trade credit specialists as part of our structured products team. In addition, we are finalizing our due diligence on Lloyd's to potentially establish an underwriting syndicate.

Environmental Strategies Corporation ("ESC") is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provides risk assessment and technical services support to our environmental underwriters. We have also established Quanta Technical Services LLC, which we plan to use to provide risk assessment and evaluation technical services in our other specialty lines of insurance and to third parties on a fee basis. Through Quanta Technical Services and its subsidiaries, we also provide liability assumption programs under which these subsidiaries assume specified liabilities (which may, at times, include taking title to property) associated with environmental conditions in properties and agree to provide technical services and to perform the required remediation services.

We commenced substantive operations on September 3, 2003 and wrote a small number of insurance and reinsurance contracts during the fourth quarter of 2003. During the period from January 1, 2004 to September 30, 2004, we continued to grow and diversify our specialty lines of business, and we experienced a significant increase in the number of insurance and reinsurance contracts underwritten.

We generated approximately $86.0 million and $312.5 million of net premiums written during the three months and nine months ended September 30, 2004 after premiums ceded on purchased reinsurance protection. We recognized approximately $65.5 million and $149.6 million of net premiums earned for those periods. In addition to our net premiums written of $86.0 million and $312.5 million, we expect to generate an estimated $22.3 million of additional net premiums written in future periods from existing reinsurance contracts entered into during the nine months ended September 30, 2004.

The primary drivers of growth in our business lines were the continued development of our relationships with important insurance and reinsurance brokers, our success during the January renewal season in the reinsurance industry and approvals from various state regulators. Our insurance product lines demonstrated continued premium growth during the three months ended September 30, 2004. Our insurance product lines continue to become an increasingly significant contributor to our overall business and represented approximately 48% of our total net premiums written in the three months ended September 30, 2004. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003, we believe that our net premiums written and net premiums earned will increase as we further develop our current businesses and enter new product lines and insurance and reinsurance markets. In addition, we believe that our portfolio is not yet widely diversified either among classes of risks or source of origination. For example, during the nine months ended September 30, 2004, we continued to write a residential builders' and contractors' program that accounted for approximately 59.4% of our insurance segment gross written premium and, as described below, each of our reinsurance product lines showed significant concentrations across certain risk classes. In addition, our reinsurance segment generated 79% of its gross written premiums through four brokers. We expect, but cannot assure you, that our portfolio will diversify further through the remainder of the year. We believe we will deploy substantially all of our available capital by the end of 2004 at a net written premium to tangible shareholders' equity (which is defined as total shareholders' equity less intangible assets and goodwill) ratio of approximately 1.04 to 1 and which equates to total net written premium for 2004 of approximately $440 million.

We estimate that we incurred approximately $45 million of catastrophe losses relating to hurricanes Charley, Ivan, Frances and Jeanne during the three months and nine months ended September 30, 2004. Substantially all of these losses occurred in our reinsurance property portfolio. Although these losses were within our exposure limits, both in terms of risk class and geographic location, as prescribed by our underwriting guidelines, we believe they were unusual and unexpected since their occurrence related to multiple events affecting a concentrated geographic location.

A number of insurance companies have been subpoenaed by U.S. regulators in connection with investigations relating to practices in the insurance industry. To date, we have not been served any subpoenas. We entered into Placement Service Agreements (PSAs) and Market Service Agreements (MSAs) with Aon Corporation and Marsh Inc. and have paid a total of $31,000 under these agreements as of September 30, 2004. We have accrued approximately $1.0 million in addition to the amount we have already paid under these agreements. At this time, it is not possible for us to determine the impact of any outcome of these investigations on our future results of operations. We do not believe that our relationships with brokers or the potential termination of our PSAs and MSAs will have a material adverse effect on our results of operations, financial condition or liquidity.

With respect to market conditions, we believe that premium rates continue to remain unchanged with exceptions in the professional liability insurance and property and casualty reinsurance lines of business where we see uncertainty around pricing. We believe that favorable market conditions will continue to exist in the markets we are targeting in the remainder of 2004 and into 2005. We will also continue to seek opportunities to provide insurance and reinsurance in areas that require both capacity and highly technical underwriting expertise.

Segment Information

We classify our businesses into three operating segments — insurance, reinsurance and technical services:

•	Insurance. Our insurance segment primarily offers corporate clients specialty insurance lines, which provide tailored solutions that respond to distinctive characteristics. In our insurance segment, we write marine, technical risk and aviation, environmental liability, professional liability, fidelity and crime, surety and structured insurance. These products may be offered to clients on a traditional or structured basis, or a combination of both. Our insurance segment writes business both on a direct basis with insured clients or by reinsuring policies that are issued on our behalf by third party insurers and reinsurers.

•	Reinsurance. Our reinsurance segment primarily offers reinsurance products to insurance and reinsurance clients that provide products primarily on a treaty, but also to a lesser extent on a facultative, quota share, per risk excess, clash or aggregate excess of loss basis. In our reinsurance segment, we write property, casualty, marine, technical risk and aviation and structured reinsurance. These product lines may be written on a traditional or structured basis, or a combination of both.

•	Technical services. Our technical services segment provides diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area. We have started to expand the scope of our technical services to provide risk assessment and evaluation services in other specialty insurance and claims areas. These technical services are currently provided to clients primarily in private sector businesses in the U.S. Our technical services segment also provides technical and information management services to our insurance and reinsurance segments.

The determination of these segments reflects how we monitor the performance of our insurance and reinsurance operations. We refer to these as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment. We also allocate corporate general and administrative expenses to each segment based upon each segment's allocated capital for the current reporting period. We allocate capital to each of our segments through the estimated value-at-risk method, which uses statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. We do not manage our assets by segment and, as a result, net investment income, and depreciation and amortization are not evaluated at the segment level.

Revenues

We derive the majority of our revenues from two principal sources: premiums from policies written by our underwriting segments and investment income from our investment portfolios. We record premiums written at the time that there is sufficient evidence of agreement to the significant terms of the contract but no earlier than the effective date of the policy. The amount of our insurance and reinsurance premiums written and earned depends on the number and type of policies we write, as well as prevailing market prices. We write a number of insurance and reinsurance contracts with unique terms and conditions and expected profit margins. As a result, the volume of premiums written may not be an indicator of profitability.

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term liquidity funds, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. Under U.S. GAAP, our investments are carried at fair market value with unrealized gains and losses on the investments included on our balance sheet in accumulated other comprehensive income net of income taxes as a separate component of shareholders' equity. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and to manage duration risk between investment assets and insurance liabilities, while maximizing investment returns through a diversified portfolio. Our investment returns are benchmarked against certain specified indices. However, the volatility in claim payments and the interest rate environment can significantly affect the returns we generate on our investment portfolios.

We also derive revenues from the activities of our technical services segment. Our technical services segment operates primarily in the environmental area and its revenues principally comprise fees from technical services and risk management services provided under various short-term service contracts and from revenues for services performed by subcontractors we engage on behalf of clients. We also generate revenues from remediation fees which are used to extinguish environmental remediation obligations that we have assumed under contracts of remediation. The amount of technical services and remediation fees and subcontractor revenues is a function of political and economic conditions and the impact these conditions have on clients' discretionary spending on environmental projects.

Expenses

Our expenses primarily consist of net loss and loss expenses, acquisition expenses, direct technical services costs and general and administrative expenses.

Net losses and loss expenses, which are net of loss and loss expenses recovered under our ceded reinsurance contracts, depend on the number and type of insurance and reinsurance contracts we write and reflect our best estimate of ultimate losses and loss expenses we expect to incur on each contract written using various actuarial analyses. Actual losses and loss expenses will depend on actual costs to settle insurance and reinsurance claims. Our ability to accurately estimate expected ultimate loss and loss expense at the time of pricing each insurance and reinsurance contract and the occurrence of unexpected high loss severity catastrophe events will be critical factors in determining our profitability.

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

We also incur expenses directly related to and arising from our technical services and environmental remediation activities. These direct costs primarily include expenses associated with direct technical labor, subcontractors we engage on behalf of our technical services clients, and other technical services or remediation contract related expenses. These costs are a function of, and are proportional to, the level of technical services and remediation revenues earned from the provision of technical services and completion of remediation activities.

Results of Operations

The following is a discussion of our consolidated results of operations for the three months and nine months ended September 30, 2004. Because we were incorporated on May 23, 2003 and commenced substantive operations on September 3, 2003, but did not write any insurance and reinsurance contracts during the period to September 30, 2003, comparisons to prior periods, including those of our predecessor, are not meaningful except for a comparison of the results of operations of our technical services segment. We do not, therefore, compare our consolidated results of operations for the three months and nine months ended September 30, 2004 to the same periods for 2003.

ESC is our predecessor for accounting purposes and its business is wholly attributable to the technical services segment. Accordingly, we compare the results of operations of ESC for the three months and nine months ended September 30, 2004 to the pro-forma financial information for the periods from July 1, 2003 to September 30, 2003 and from January 1, 2003 to September 30, 2003 within the discussion of our technical services segment under "Results by Operating Segments."

Three months ended September 30, 2004

Results of operations for the three months ended September 30, 2004 were as follows:

($ in thousands)
Revenues
Gross premiums written	$116,729
Net premiums written	$85,969
Net premiums earned	$65,523
Technical services revenues	7,727
Net investment income	3,258
Net realized gains on investments	297
Net foreign exchange losses	(43)
Other income	264
Total revenues	77,026
Expenses
Net losses and loss expenses	(77,963)
Acquisition expenses	(16,424)
Direct technical services costs	(5,231)
General and administrative expenses	(14,294)
Depreciation and amortization of intangible assets	(560)
Total expenses	(114,472)
Income taxes	—
Net loss	$(37,446)

Revenues.

Technical services revenues were derived from the operations of ESC. Substantially all other revenues were generated by our underwriting subsidiaries in Bermuda and the U.S.

Premiums.    We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and we believe we were well positioned to fully commence underwriting operations by the beginning of 2004. Gross premiums written and premiums ceded were $116.7 million and $30.7 million for the three months ended September 30, 2004. We believe that our reinsurance segment capitalized on the reinsurance opportunities during the July 2004 renewal season and generated $47.2 million, or 40.4%, and $44.7 million, or 52.0%, of our gross and net premiums written during the third quarter. Our insurance segment generated $69.5 million, or 59.6%, and $41.2 million, or 48.0%, of gross and net premiums written due primarily to solid growth in U.S. insurance business as we received additional regulatory approvals and state licenses and maintained key distribution channels through brokerage relationships. We expect that our reinsurance and insurance gross and net premiums written will grow as we continue to execute our specialty lines business strategy.

We have entered into reinsurance treaties for our marine, technical risk and aviation reinsurance product line and for each of our insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business. We ceded $28.3 million and $2.5 million of premium written under these treaties during the three months ended September 30, 2004.

Net premiums earned were $65.5 million in the three months ended September 30, 2004 reflecting the earning of premiums on contracts written during the nine months ended September 30, 2004 and during the fourth quarter of 2003. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net written premiums that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $181.0 million at September 30, 2004 and will be earned and recognized in our results of operations in future periods. Because we do not have twelve months of operating history in our underwriting segments, we believe that our net premiums earned are not yet representative of a fully developed and diversified portfolio of insurance and reinsurance contracts.

Technical services revenues.    Technical services revenues were $7.7 million for the three months ended September 30, 2004 and consisted of $3.8 million from direct labor and $3.9 million from subcontractor related activities.

Net investment income and net realized gains.     Net investment income and net realized gains totaled $3.6 million for the three months ended September 30, 2004. Net investment income was $3.3 million and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 2.4% for the three months ended September 30, 2004. Net realized gains of $0.3 million were generated primarily from the sale of fixed maturity securities as we sought to manage our total investment returns and the duration of our investment portfolios.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $78.0 million for the three months ended September 30, 2004, and were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers. Our estimate of our exposure to ultimate claim costs associated with these hurricanes based on currently available information is $45.1 million and is included in net losses and loss expenses for the three months ended September 30, 2004. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than claims related to these four hurricanes during the third quarter of 2004, as of September 30, 2004 we have received a limited number of claims notifications. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Therefore, we have continued to use expected loss ratios established by our actuaries as our primary loss reserving methodology on our other contracts not affected by hurricanes. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 119.0% for the three months ended September 30, 2004 compared to a total net loss ratio of 57.3% for the six months ended June 30, 2004 reflecting the impact of the third quarter hurricanes. We expect that this ratio will decrease and stabilize during the remainder of 2004 as we continue to expand and diversify our lines of business and increase our net premiums earned.

This expectation could change depending upon the occurrence of unusual or unexpected claim events, for example high severity catastrophe losses such as those that occurred during the third quarter of 2004.

Acquisition expenses.    Acquisition expenses were $16.4 million for the three months ended September 30, 2004, and were a function of the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the three months ended September 30, 2004 was 25.1%. Deferred acquisition costs include, as of September 30, 2004, $42.6 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct technical services costs.    Direct technical services costs were $5.2 million for the three months ended September 30, 2004 and were comprised of subcontractor and direct labor expenses at ESC. Direct technical services costs, as a percentage of technical services revenues was approximately 67.7% for the period and was consistent with direct technical services costs as a percentage of technical services revenues realized by ESC in prior periods.

General and administrative expenses.    General and administrative expenses were $14.3 million for the three months ended September 30, 2004 and were comprised of $8.2 million of personnel related expenses and $6.1 million of other general and administrative expenses. General and administrative expenses include $12.3 million related to our underwriting activities, including $0.5 million of expenses charged by our technical services segment, and $2.5 million of expenses related to our technical services activities. Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 14.4% for the three months ended September 30, 2004. Included in our general and administrative expenses for the three months ended September 30, 2003 is $16.7 million of non-recurring, non-cash stock compensation expense which related to common shares issued to our founding shareholders in connection with our initial capitalization and also to certain of our directors and officers in connection with the Private Offering on September 3, 2003.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $0.6 million for the three months ended September 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our U.S. subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended September 30, 2004, the net valuation allowance charged to earnings was approximately $1.8 million.

Nine months ended September 30, 2004

Results of operations for the nine months ended September 30, 2004 were as follows:

($ in thousands)
Revenues
Gross premiums written	$370,428
Net premiums written	$312,487
Net premiums earned	$149,613
Technical services revenues	22,580
Net investment income	9,811
Net realized gains on investments	665
Net foreign exchange gains	85
Other income	690
Total revenues	183,444
Expenses
Net losses and loss expenses	(126,176)
Acquisition expenses	(35,885)
Direct technical services costs	(15,442)
General and administrative expenses	(44,700)
Depreciation and amortization of intangible assets	(1,397)
Total expenses	(223,600)
Income taxes	—
Net loss	$(40,156)

Revenues.

Technical services revenues were derived from the operations of ESC. Substantially all other revenues were generated by our underwriting subsidiaries in Bermuda and the U.S.

Premiums.    We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and we believe we were well positioned to fully commence underwriting operations by January 1, 2004. Gross premiums written and premiums ceded were $370.4 million and $57.9 million for the nine months ended September 30, 2004. We believe that our reinsurance segment capitalized on the reinsurance opportunities during the January and July 2004 renewal seasons and generated $195.0 million, or 52.6%, and $192.6 million, or 61.6%, of our gross and net premiums written. Our insurance segment generated $175.4 million, or 47.8%, and $119.9 million, or 38.4%, of gross and net premiums written due in part to solid growth in U.S. insurance business, particularly in the second and third quarters of 2004 as we received additional state licenses and maintained key relationships with important insurance brokers. We expect that for the remainder of 2004 our insurance and reinsurance gross and net premiums written will continue to grow and that our reinsurance gross and net premiums written will decrease as compared to 2004 as we focus our business more towards the specialty insurance lines.

During the nine months ended September 30, 2004, we entered into reinsurance treaties for our marine, technical risk and aviation reinsurance product line and for each of our insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business. We ceded $55.5 million and $2.5 million of premium written under these treaties during the nine months ended September 30, 2004.

Net premiums earned were $149.6 million in the nine months ended September 30, 2004 reflecting the earning of premiums on contracts written during the nine months ended September 30, 2004 and during the fourth quarter of 2003. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts. Our net premiums written are typically earned over the risk periods of the underlying insurance policies, which are generally twelve months. Net written premiums that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $181.0 million at September 30, 2004 and will be earned and recognized in our results of operations in future periods. Because we do not have twelve months of operating history in our underwriting segment, we believe that our net premiums earned are not yet representative of a fully developed portfolio of insurance and reinsurance contracts.

Technical services revenues.     Technical services revenues were $22.6 million for the nine months ended September 30, 2004 and consisted of $11.0 million from direct labor and $11.6 million from subcontractor related activities.

Net investment income and net realized gains.     Net investment income and net realized gains totaled $10.5 million for the nine months ended September 30, 2004. Net investment income was $9.8 million and was derived primarily from interest earned on fixed maturity investments and short term investments, partially offset by investment management fees. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 2.6% for the nine months ended September 30, 2004. Net realized gains of $0.7 million were generated primarily from the sale of fixed maturity securities as we sought to manage our total investment returns and the duration of our investment portfolios.

As of September 30, 2004, the average duration of our investment portfolio was approximately 2.5 years with an average credit rating of approximately "AA".

Expenses.

Net losses and loss expenses.     Net losses and loss expenses were $126.2 million for the nine months ended September 30, 2004, and were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussions with cedants and brokers. Our estimate of our exposure to ultimate claim costs associated with these hurricanes based on currently available information is $45.1 million and is included in net losses and loss expenses for the nine months ended September 30, 2004. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than claims related to these four hurricanes during the third quarter of 2004, as of September 30, 2004 we have received a limited number of claims notifications. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Therefore, we have continued to use expected loss ratios established by our actuaries as our primary loss reserving methodology on our other contracts not affected by hurricanes. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 84.3% for the nine months ended September 30, 2004 compared to a total net loss ratio of 57.3% for the six months ended June 30, 2004 reflecting the impact of the third quarter hurricanes. We expect that this ratio will decrease and stabilize during the remainder of 2004 as we continue to expand and diversify our lines of business and increase our net premiums earned. This expectation could change depending upon the occurrence of unusual or unexpected claim events, for example high severity catastrophe losses such as those that occurred during the third quarter of 2004.

Acquisition expenses.     Acquisition expenses were $35.9 million for the nine months ended September 30, 2004, and were a function of the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the nine months ended September 30, 2004 was 24.0%. Deferred acquisition costs include, as of September 30, 2004, $42.6 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct technical services costs.     Direct technical services costs were $15.4 million for the nine months ended September 30, 2004 and were comprised of subcontractor and direct labor expenses at ESC. Direct technical services costs, as a percentage of technical services revenues was approximately 68.4% for the period and was consistent with direct technical services costs as a percentage of technical services revenues realized by ESC in prior periods.

General and administrative expenses.     General and administrative expenses were $44.7 million for the nine months ended September 30, 2004 and were comprised of $28.8 million of personnel related expenses and $15.9 million of other general and administrative expenses. General and administrative expenses include $39.0 million related to our underwriting activities, including $1.5 million charged by our technical services segment, and $7.2 million of expenses related to our technical services activities. Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expense by net premiums written) was 12.5% for the nine months ended September 30, 2004. We expect that this ratio will decrease during the remainder of 2004 as we continue to expand our lines of business and increase our net premiums written and we expect that it will stabilize as we grow our business. Included in our general and administrative expenses for the period from May 23, 2003 to September 30, 2003 is $16.7 million of non-recurring, non-cash stock compensation expense which related to common shares issued to our founding shareholders in connection with our initial capitalization and also to certain of our directors and officers in connection with the Private Offering on September 3, 2003.

Depreciation and amortization of intangible assets.     Depreciation and amortization of intangible assets was $1.4 million for the nine months ended September 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our U.S. subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the nine months ended September 30, 2004, the net valuation allowance charged to earnings was approximately $6.4 million.

Results by Operating Segments

Underwriting

We principally provide insurance and reinsurance protection for risks that are often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that require extensive technical underwriting and assessment resources in order to be profitably underwritten. Our underwriting objective is to deploy capital to what we believe are the most attractive lines of business at the most opportune times in order to maximize our risk-adjusted returns on capital. In measuring the performance of our insurance and reinsurance segments, we consider each segment's net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses. The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums written and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting activities. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

Effective January 1, 2004, we allocate indirect corporate general and administrative expenses between each of our operating segments, including those related to underwriting operations, as described under "Segment Information."

        Three months ended September 30, 2004

The following table summarizes our net underwriting results and profitability measures for our insurance and reinsurance segments for the three months ended September 30, 2004:

	Insurance	Reinsurance	Total underwriting
		($ in thousands)
Direct insurance	$41,073	$—	$41,073
Reinsurance assumed	28,445	47,211	75,656
Total gross premiums written	69,518	47,211	116,729
Premiums ceded	(28,285)	(2,475)	(30,760)
Net premiums written	$41,233	$44,736	$85,969

Net premiums earned	$20,516	$45,007	$65,523
Net losses and loss expenses	(12,084)	(65,879)	(77,963)
Acquisition expenses	(5,292)	(11,132)	(16,424)
General and administrative expenses	(7,562)	(4,791)	(12,353)
Net underwriting loss	$(4,422)	$(36,795)	$(41,217)
Ratios:
Loss and loss expense ratio	58.9%	146.4%	119.0%
Acquisition expense ratio	25.8%	24.7%	25.1%
General and administrative expense ratio	18.3%	10.7%	14.4%
Combined ratio	103.0%	181.8%	158.5%

        Insurance

Our insurance segment includes the following product lines: marine, technical risk and aviation, professional liability, environmental liability, fidelity and crime, surety and structured insurance.

Premiums.     Gross written premiums were $69.5 million for the three months ended September 30, 2004 and reflect our increasing participation in the insurance marketplace and development of our insurance portfolios. The table below shows gross written premiums by product line:

($ in thousands)
Marine, technical risk and aviation	$38,697
Professional liability	13,013
Environmental liability	12,607
Fidelity and crime	2,465
Surety	1,677
Structured insurance	1,059
Total	$69,518

During the three months ended September 30, 2004 we expanded, in our marine, technical risk and aviation product line, a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages on new home construction throughout the U.S. We began this program during the first quarter of 2004 and it accounted for approximately $37.1 million, or 53.4%, of total insurance segment gross written premiums in the three months ended September 30, 2004 compared to 64.9% for the three months ended June 30, 2004. The policies in this program are underwritten through a third party agent that we believe is an established specialist in this technical field. For the remainder of 2004, we expect that this program will continue to contribute substantial net written premiums and that we will experience further growth and diversification in our other insurance product lines. During the three months ended September 30, 2004, approximately 41% of insurance segment gross premiums were written as reinsurance of policies issued by another insurer on our behalf.

Ceded premiums were $28.3 million during the three months ended September 30, 2004 under the reinsurance treaties we purchased for each of our insurance product lines. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned were $20.5 million representing the earning of premiums written in 2003 and the earning and amortization of premiums written and ceded during the nine months ended September 30, 2004.

Net losses and loss expenses.     Net losses and loss expenses were $12.1 million, reflecting a loss ratio of 58.9% for the three months ended September 30, 2004. The increase of 15.7% compared to the total net loss ratio of 50.9% for the six months ended June 30, 2004 was driven by our insurance segment losses related to hurricanes Charley, Frances, Ivan and Jeanne. We estimate these hurricane losses to be $1.8 million based on currently available information. Other than claims related to these four hurricanes as of September 30, 2004 we have received a limited number of loss notifications in our insurance segment. We primarily continue to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of losses. This method multiplies premiums earned by an expected loss and loss expense ratio that was derived, for each product line, from pricing and industry data and from information provided by our brokers and insured clients. We expect that our loss ratio will decrease and stabilize during the remainder of 2004 as we continue to expand and diversify our lines of business and increase our net premiums earned.

Acquisition expenses.     Acquisition expenses were $5.3 million, or 25.8%, of net premiums earned for the three months ended September 30, 2004. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses. Our acquisition expense ratio in the insurance segment was higher than expected because we wrote several marine, technical risk and aviation contracts, including the residential builders' and contractors' risk program, on a structured basis through another insurance company that resulted in incurring fees in excess of 20% of our written premiums. Our acquisition expense ratio increased slightly in third quarter compared to the second quarter of 2004 as we purchased additional reinsurance protection on an excess or facultative basis with no ceding commission income. This has the effect of increasing our net acquisition expense ratio. As we diversify and grow our insurance lines, we expect that our acquisition expense ratio will decrease and stabilize during the remainder of 2004.

General and administrative expenses.     Direct and allocated indirect general and administrative expenses totaled $7.6 million, or 18.3%, of net premiums written for the three months ended September 30, 2004.

        Reinsurance

Our reinsurance segment includes the following product lines: property, casualty, marine, technical risk and aviation and structured reinsurance.

Premiums.     Gross and net premiums written by our reinsurance segment were $47.2 million for the three months ended September 30, 2004. The table below shows gross written premiums by product line:

($ in thousands)
Property	$19,364
Casualty	17,501
Marine, technical risk and aviation	10,346
Structured reinsurance	—
Total	$47,211

Gross and net written premiums were $47.2 million and $44.7 million during the three months ended September 30, 2004 reflecting new accounts underwritten during the third quarter of 2004 driven primarily from our increasing participation in the reinsurance marketplace and additional premiums written on accounts bound in the first and second quarters of 2004 and the fourth quarter of 2003 across a number of key classes of business.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Ceded premiums were $2.5 million during the three months ended September 30, 2004 under the reinsurance treaties we purchased for our marine, technical risk and aviation product line. Gross premiums written and ceded premiums are earned over the period of each insured risk.

Net premiums earned were $45.0 million during the three months ended September 30, 2004 reflecting the earning of premiums on contracts written during the nine months ended September 30, 2004 and during the fourth quarter of 2003.

Net losses and loss expenses.     Net losses and loss expenses were $65.9 million for the three months ended September 30, 2004, and were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers. Our estimate of our exposure to ultimate claim costs in our reinsurance segment associated with these hurricanes based on currently available information is $43.3 million and is included in net losses and loss expenses for the three months ended September 30, 2004. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than claims related to these four hurricanes during the third quarter of 2004, as of September 30, 2004 we have received a limited number of claims notifications. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Therefore, we have continued to use expected loss ratios established by our actuaries as our primary loss reserving methodology on our other contracts not affected by hurricanes. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 146.4% for the three months ended September 30, 2004 compared to a total net loss ratio of 59.9% for the three months ended June 30, 2004 reflecting the impact of the third quarter hurricanes. We expect that this ratio will decrease and stabilize during the remainder of 2004 as we continue to expand and diversify our lines of business and increase our net premiums earned. This expectation could change depending upon the occurrence of unusual or unexpected claim events, for example high severity catastrophe losses such as those that occurred during the third quarter of 2004.

Acquisition expenses.     Acquisition expenses were $11.1 million, or 24.7%, of net premiums earned for the three months ended September 30, 2004. These acquisition expenses primarily represented brokerage and ceding commissions.

General and administrative expenses.     Direct and indirect allocated general and administrative expenses were $4.8 million, or 10.7%, of net premiums written for the three months ended September 30, 2004.

Technical services

Three months ended September 30, 2004, period from September 3, 2003 to September 30, 2003 and period from July 1, 2003 to September 3, 2003

The following table summarizes and compares our net technical services segment results for the three months ended September 30, 2004 and, on a pro-forma basis, the three months ended September 30, 2003. These results were generated primarily by the operations of our predecessor, ESC. The pro-forma technical services segment results for the three months ended September 30, 2003 are derived from the aggregation of segment results for the period from September 3, 2003 to September 30, 2003 and the segment results of ESC for the period July 1, 2003 to September 3, 2003 (the date of our acquisition of ESC). We believe that our comparative discussion on this pro-forma basis provides a more meaningful analysis of the results of the technical services segment.

	($ in thousands)
	Three months ended	Period from		Pro-forma Three months ended
	September 30, 2004	September 3, 2003 to September 30, 2003	July 1, 2003 to September 3, 2003 (predecessor)	September 30, 2003

Technical services revenues	$8,246	$3,899	$7,120	$11,019
Other income	74	—	2	2
Direct technical services costs	(5,231)	(2,501)	(5,090)	(7,591)
General and administrative expenses	(2,460)	(982)	(1,541)	(2,523)
Net technical services income	$629	$416	$491	$907

Technical services revenues.     Technical services revenues were $8.2 million for the three months ended September 30, 2004, reflecting a decrease of $2.8 million, or 25.2%, compared to $11.0 million for the pro-forma three months ended September 30, 2003. The decrease in technical services revenues consists of a $3.2 million decrease in subcontractor revenue which is partially offset by a $0.4 million increase in direct labor revenue. The decrease of $3.2 million in subcontractor revenue compared to the pro-forma three months ended September 30, 2004 was primarily a result of decreased subcontractor remediation activity and the increase of $0.4 million in direct labor revenues was a result of increased client spending on environmental projects that were delayed or postponed in prior periods.

Other income.     Other income totaled $0.1 million for the three months ended September 30, 2004 and was primarily generated from our liability assumption program under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed. ESC did not engage in environmental liability assumption program activity during the three months ended September 30, 2003.

Direct technical services costs.     Direct technical services costs were $5.2 million for the three months ended September 30, 2004, reflecting a decrease of $2.4 million, or 31.1%, compared to $7.6 million for the pro-forma three months ended September 30, 2003. The decrease in direct technical services costs was primarily attributable to decreased subcontractor expenses which resulted from a reduction in the number and change in the nature of remediation projects undertaken during the three months ended September 30, 2004 compared to the pro-forma three months ended September 30, 2003. Direct technical services costs, as a percentage of revenue was 63.4% for the three months ended September 30, 2004, compared to 68.9% for the pro-forma three months ended September 30, 2003. This decrease in direct technical services costs as a percentage of technical services revenues was primarily due to the decreased subcontractor activity during this period.

General and administrative expenses.     Direct and indirect allocated general and administrative expenses totaled $2.5 million for the three months ended September 30, 2004 as compared to $2.5 million for the pro-forma three months ended September 30, 2003.

        Nine months ended September 30, 2004

Underwriting

The following table summarizes our net underwriting results and profitability measures for our insurance and reinsurance segments for the nine months ended September 30, 2004:

	Insurance	Reinsurance	Total underwriting
		($ in thousands)
Direct insurance	$80,333	$—	$80,333
Reinsurance assumed	95,056	195,039	290,095
Total gross premiums written	175,389	195,039	370,428
Premiums ceded	(55,466)	(2,475)	(57,941)
Net premiums written	$119,923	$192,564	$312,487
Net premiums earned	$42,148	$107,465	$149,613
Net losses and loss expenses	(23,098)	(103,078)	(126,176)
Acquisition expenses	(10,451)	(25,434)	(35,885)
General and administrative expenses	(23,607)	(15,364)	(38,971)
Net underwriting loss	$(15,008)	$(36,411)	$(51,419)
Ratios:
Loss and loss expense ratio	54.8%	95.9%	84.3%
Acquisition expense ratio	24.8%	23.7%	24.0%
General and administrative expense ratio	19.7%	8.0%	12.5%
Combined ratio	99.3%	127.6%	120.8%

        Insurance

Premiums.    Gross written premiums were $175.4 million for the nine months ended September 30, 2004 reflecting our increasing participation in the insurance marketplace and growth in our insurance portfolios as we received various additional state regulatory approvals and developed our key distribution channels through brokerage relationships. The table below shows gross written premiums by product line:

($ in thousands)
Marine, technical risk and aviation	$106,234
Environmental liability	30,798
Professional liability	28,089
Fidelity and crime	6,976
Surety	2,233
Structured insurance	1,059
Total	$175,389

During the nine months ended September 30, 2004 we wrote, in our marine, technical risk and aviation product line, a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages on new home construction throughout the U.S. This program accounted for approximately $104.2 million, or 59.4%, of total insurance segment gross written premiums in the nine months ended September 30, 2004 compared to 63.4% for the six months ended June 30, 2004. The policies in the program are underwritten through a third party agent that we believe is an established specialist in this technical field. For the remainder of 2004, we expect that this program will continue to contribute substantial net written premiums and that we will experience further growth and diversification in our other insurance product lines.

During the nine months ended September 30, 2004, approximately 54.2% of insurance segment gross premiums were written as reinsurance of policies issued by another insurer on our behalf.

Approximately 59.5% of our insurance segment gross written premiums of $175.4 million were generated through direct relationships with underlying clients. Approximately 11.4% and 10.3% of our insurance segment gross written premiums were generated through Marsh Inc. and Aon Corporation during the nine months ended September 30, 2004. The remaining 18.8% of our insurance segment gross written premiums were generated through other brokers, none of which accounted for more than 10% of our total insurance segment gross written premiums. We expect this broker concentration to decrease as we experience further growth and diversification in our insurance product lines.

Ceded premiums were $55.5 million during the nine months ended September 30, 2004 under the reinsurance treaties we purchased for each of our insurance product lines. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned were $42.1 million representing the earning and amortization of premiums written and ceded during the nine months ended September 30, 2004 and the earning of premiums written in 2003.

Net losses and loss expenses.     Net losses and loss expenses were $23.1 million reflecting a loss ratio of 54.8% for the nine months ended September 30, 2004. The increase of 7.6% compared to the total net loss ratio of 50.9% for the six months ended June 30, 2004 was driven by our insurance segment losses related to hurricanes Charley, Frances, Ivan and Jeanne. We estimate these hurricane losses to be $1.8 million based on currently available information. Other than claims related to these four hurricanes as of September 30, 2004 we have received a limited number of loss notifications in our insurance segment. We primarily continue to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of losses. This method multiplies premiums earned by an expected loss and loss expense ratio that was derived, for each product line, from pricing and industry data and from information provided by our brokers and insured clients. We expect that our loss ratio will decrease and stabilize during the remainder of 2004 as we continue to expand and diversify our lines of business and increase our net premiums earned.

Acquisition expenses.     Acquisition expenses were $10.5 million, or 24.8%, of net premiums earned for the nine months ended September 30, 2004. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses. Our acquisition expense ratio in the insurance business segment was higher than expected because we wrote several marine, technical risk and aviation contracts, including the residential builders' and contractors' risk program, on a structured basis through another insurance company that resulted in us incurring fees in excess of 20% of written premiums. As we diversify and grow our insurance lines, we expect that our acquisition expense ratio will decrease and stabilize during the remainder of 2004.

General and administrative expenses.     Direct and allocated indirect general and administrative expenses totaled $23.6 million, or 19.7%, of net premiums written for the nine months ended September 30, 2004. We expect our general and administrative expense ratio to continue to decrease during the remainder of 2004 as we continue to expand our product lines and increase our net premiums written.

        Reinsurance

Premiums.     Gross and net premiums written by our reinsurance segment were $195.0 million and $192.6 million or the nine months ended September 30, 2004 reflecting new accounts underwritten during this period driven primarily from our increasing participation in the reinsurance marketplace and additional premiums written on accounts bound in the fourth quarter of 2003. The table below shows gross written premiums by product line:

($ in thousands)
Property	$97,438
Casualty	62,909
Marine, technical risk and aviation	34,236
Structured reinsurance	456
Total	$195,039

Our property reinsurance gross premiums written during the nine months ended September 30, 2004 are summarized in the table below by risk class.

Homeowners and commercial property	76%
Crop hail	24%
Total	100%

Our homeowners and commercial property category includes a single program covering personal lines and commercial risks of small regional accounts throughout the U.S., which accounts for approximately 16% of our total property reinsurance gross premiums written of $97.4 million during the nine months ended September, 20, 2004. Our crop hail category covers crops throughout the U.S.

Our property premiums written include contracts written on excess of loss and quota share bases. Of our total property reinsurance gross premiums written of $97.4 million for the nine months ended September 30, 2004, 16% represents excess of loss contracts that we believe are exposed to losses from natural catastrophe events worldwide.

Our casualty reinsurance gross premiums written during the nine months ended September 30, 2004 are summarized in the table below by risk class.

Directors and officers' liability	29%
Employers' stop loss	20%
Multiline commercial umbrella program	12%
Other	39%
Total	100%

Our casualty reinsurance gross premiums written included in our other casualty category, was spread across 19 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the nine months ended September 30, 2004.

Approximately 36.8%, 15.6%, 14.3% and 11.9% of our reinsurance segment gross written premiums of $195.0 million were generated through Guy Carpenter & Company, Inc., Rattner MacKenzie Limited, Benfield Group and Willis Group. We expect this broker concentration to decrease as we experience further growth and diversification in our reinsurance product lines.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Ceded premiums were $2.5 million during the nine months ended September 30, 2004 under the reinsurance treaties we purchased for our marine, technical risk and aviation product line. Gross premiums written and ceded premiums are earned over the period of each insured risk.

Net premiums earned of $107.5 million reflect the earning of premiums on contracts written during the nine months ended September 30, 2004 and during the fourth quarter of 2003.

Net losses and loss expenses.     Net losses and loss expenses were $103.1 million for the nine months ended September 30, 2004, and were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers. Our estimate of our exposure to ultimate claim costs in our reinsurance segment associated with these hurricanes based on currently available information is $43.3 million and is included in net losses and loss expenses for the nine months ended September 30, 2004. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than claims related to these four hurricanes during the third quarter of 2004, as of September 30, 2004 we have received a limited number of claims notifications. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Therefore, we have continued to use expected loss ratios established by our actuaries as our primary loss reserving methodology on our other contracts not affected by hurricanes. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 95.9% for the nine months ended September 30, 2004 compared to a total net loss ratio of 59.6% for the six months ended June 30, 2004 reflecting the impact of the third quarter hurricanes. We expect that this ratio will decrease and stabilize during the remainder of 2004 as we continue to expand and diversify our lines of business and increase our net premiums earned, barring any further significant catastrophe losses.

Acquisition expenses.     Acquisition expenses were $25.4 million, or 23.7%, of net premiums earned for the nine months ended September 30, 2004. These acquisition expenses primarily represented brokerage and ceding commissions.

General and administrative expenses.     Direct and indirect allocated general and administrative expenses were $15.4 million, or 8.0%, of net premiums written for the nine months ended September 30, 2004. We expect our general and administrative expense ratio to remain comparable for the remainder of 2004.

        Technical services

Nine months ended September 30, 2004, period from September 3, 2003 to September 30, 2003 and period from January 1, 2003 to September 3, 2003

The following table summarizes and compares our net technical services segment results for the nine months ended September 30, 2004 and, on a pro-forma basis, the nine months ended September 30, 2003. These results were generated primarily by the operations of our predecessor, ESC. The pro-forma technical services segment results for the nine months ended September 30, 2003 are derived from the aggregation of segment results for the period from September 3, 2003 to September 30, 2003 and the segment results of ESC for the period January 1, 2003 to September 3, 2003 (the date of our acquisition of ESC). We believe that our comparative discussion on this pro-forma basis provides a more meaningful analysis of the results of the technical services segment.

	($ in thousands)
	Nine months ended	Period from		Pro-forma Nice months ended
	September 30, 2004	September 3, 2003 to September 30, 2003	January 1, 2003 to September 3, 2003 (predecessor)	September 30, 2003
Technical services revenues	$24,123	$3,899	$20,350	$24,249
Other income	351	—	14	14
Direct technical services costs	(15,442)	(2,501)	(12,992)	(15,493)
General and administrative expenses	(7,272)	(982)	(5,820)	(6,802)
Net technical services income	$1,760	$416	$1,552	$1,968

Technical services revenues.     Technical services revenues were $24.1 million for the nine months ended September 30, 2004, a decrease of $0.1 million, or 0.5%, compared to $24.2 million for the pro-forma nine months ended September 30, 2003. The decrease of $0.1 million in technical services revenues consists of a $1.0 million decrease in subcontractor revenue partially offset by a $0.9 million increase in direct labor revenue. The decrease in subcontractor revenue during the nine months ended September 30, 2004 was the result of a reduction in subcontractor remediation activity.

Other income.     Other income totaled $0.4 million for the nine months ended September 30, 2004 and was primarily generated from our liability assumption program under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed. ESC did not engage in environmental liability assumption program activity during the nine months ended September 30, 2003.

Direct technical services costs.     Direct technical services costs were $15.4 million for the nine months ended September 30, 2004, a decrease of $0.1 million, or 0.3%, compared to $15.5 million for the pro-forma nine months ended September 30, 2003. The decrease in direct technical services costs was primarily attributable to decreased subcontractor expenses which resulted from a reduction in the number, and change in the nature of, remediation projects undertaken during the nine months ended September 30, 2004 compared to the pro-forma nine months ended September 30, 2003. Direct technical services costs, as a percentage of revenue was 64.0% for the nine months ended September 30, 2004 compared to 63.9% for the pro-forma nine months ended September 30, 2003.

General and administrative expenses.     Direct and indirect allocated general and administrative expenses were $7.3 million for the nine months ended September 30, 2004, an increase of $0.5 million, or 6.9% compared to $6.8 million for the pro-forma nine months ended September 30, 2003. The increase is primarily attributable to a general increase in underlying general and administrative expenses and increased salary and benefit expense related to hiring additional staff during the nine months ended September 30, 2004 compared to the pro-forma nine months ended September 30, 2003.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and technical services operations. As of September 30, 2004, we had subsidiary operations in Bermuda, the U.S. and Ireland and a representative office in the U.K.

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

        Financial condition

Our available-for-sale investments totaled $510.7 million as of September 30, 2004 compared to $467.0 million at December 31, 2003. The majority of our investment portfolio consists of fixed maturity investments which are managed by several external investment advisors. Included in our investment portfolio is a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The total market value of this security was $20.4 million as of September 30, 2004. As of September 30, 2004, all of the fixed maturity investments were investment grade, with a weighted average credit rating of "AA" based on ratings assigned by Standard & Poors, or S&P. Our cash and cash equivalents totaled $73.2 million as of September 30, 2004 compared to $47.3 million at December 31, 2003. The increase in our available-for-sale investments and cash and cash equivalents is primarily due to the increase in our net premiums written during the nine months ended September 30, 2004 and limited claims notifications and associated loss payments made to date. We expect that our available-for-sale investments and cash and cash equivalent balances to decrease during the remainder of 2004 as we continue to pay loss and loss expenses related to reported claims, particularly those arising from the hurricane events during the third quarter of 2004.

Our insurance and reinsurance premiums receivable balances totaled $132.3 million as of September 30, 2004 compared to $11.0 million at December 31, 2003. The increase in premiums receivable reflects our growth across all product lines during the first nine months of 2004 and the associated increase in the level of premiums written. Included in our premiums receivable are approximately $88 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $42.6 million and $181.0 million, respectively, as of September 30, 2004 compared to $6.6 million and $18.1 million as of December 31, 2003. These increases were due to the growth in our premiums written during the nine months ended September 30, 2004. These amounts represent acquisition expenses and premiums on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $118.5 million as September 30, 2004 compared to $1.2 million as of December 31, 2003. The increase in our net loss and loss expense reserves reflects the growth in our business, the associated insured risks we assumed during the nine months ended September 30, 2004 and include our estimate of ultimate unpaid loss expenses totaling $38.6 million relating to hurricanes Charley, Frances, Ivan and Jeanne. We have received a limited number of claim notifications related to the hurricanes and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, output from industry models, extensive actuarial modeling, a detailed review of affected contracts and discussion with cedants and brokers. As of September 30, 2004, other than claims notifications related to the four hurricanes during the third quarter of 2004, we have received a limited number of reported losses on our product lines. Given our limited operating history, we have therefore continued to use an expected loss and loss expense ratio methodology to estimate our ultimate cost of reinsurance and insurance losses on our other contracts not affected by the hurricane events. This method multiplies premiums earned by an expected loss and loss expense ratio derived from pricing data and information provided by brokers, insureds and ceding companies. While we believe that the reserves for losses and loss expenses are sufficient to cover claims from losses occurring up to September 30, 2004. Ultimate losses and loss expenses may differ materially from the amounts we have recorded. We will continually review and adjust our reserve estimates and reserving methodologies taking into account all currently known information and update our assumptions related to unknown information.

Our shareholders' equity was $445.9 million as of September 30, 2004 compared to $487.5 million as of December 31, 2003, reflecting a decrease of $41.6 million that was primarily related to a net loss of $40.2 million and a net change in unrealized losses on our investment portfolios of $0.9 million for the nine months ended September 30, 2004. As of September 30, 2004, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $12.5 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

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

We are finalizing our due diligence on Lloyd's to potentially establish an underwriting syndicate which will, if pursued, require a capital contribution.

We have entered into a commitment letter with Friedman, Billings, Ramsey & Co. with respect to the potential issuance of $40 million of debt in the form of pooled trust preferred securities and cannot assure you that this transaction will take place.

We have paid some claims relating to the third quarter of 2004 hurricane events and expect that our cash requirements for the payment of reinsurance losses will be significant in future periods as we received and settle claims associated with hurricanes Charley, Frances, Ivan and Jeanne.

While we have sufficient liquidity to pay the losses we experienced in the past hurricane season, we may raise additional funds to further expand our business strategy, enter new business lines and manage our expected growth. We may raise capital through debt or equity or other securities. The amount and timing of this capital raise will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. At this time, we are not able to quantify the amount of additional capital we may raise or will require in the future or predict the timing of any other future capital needs. Any future equity or debt financing, if available at all, may be on terms that are not favorable to us. If we raise capital through equity financings, your interest in our company will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of the shares that are currently issued and outstanding. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

We expect to hire additional employees during the remainder of 2004. As a result, we anticipate that our cash requirements for the payment of annual salaries and benefits for these employees will increase in future periods as compared to the nine months ended September 30, 2004.

We incurred capital expenditures of $3.5 million during the nine months ended September 30, 2004 related primarily to the purchase and development of information technology assets. During the remainder of 2004, we expect capital expenditures principally relating to information systems, furniture and fixtures and leasehold improvements to be less than $5 million.

In addition to these liquidity requirements, under the purchase agreement with ESC, we will be required to pay ESC's former shareholders an earn-out payment if ESC achieves specified EBITDA targets. EBITDA generally is defined to mean earnings before interest, taxes, depreciation and amortization. Under the earn-out arrangements, if EBITDA for the two-year period ending December 31, 2005 is $7.5 million or greater, we will be required to pay an earn-out payment of $5.0 million. If EBITDA is greater than $7.0 million and less than $7.5 million, then we will be required to pay a pro rata portion of the $5.0 million. We cannot, at this time, determine whether ESC will achieve these EBITDA targets, or estimate the amount of any potential earn-out payments that would be required if these targets are achieved.

ESC generally is required to fund implementation of projects for its customers prior to receipt of related fee revenues. Historically, ESC's positive cash flows generated from operations and its available credit facility have provided adequate liquidity to fund its operations.

The assessment, analysis and assumption of environmental liabilities, and the management, remediation, and engineering of environmental conditions constitute a significant portion of our technical services business. From time to time, we may offer a liability assumption program under which a special-purpose entity assumes specified liabilities (at times including taking title to property) associated with environmental conditions for which we provide technical services, which may be insured or guaranteed by us. These businesses involve significant risks, including the possibility that we may have substantial liabilities to clients, third parties and governmental authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business.

Our treasury function is responsible for managing our investments, banking relationships, capital raising activities including equity and debt issues, our overall cash and liquidity positions and the payment of dividends from subsidiaries. Our subsidiaries are responsible for managing local cash and liquidity positions.

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties.

On July 13, 2004, Quanta Holdings and certain designated insurance subsidiaries entered into a credit agreement providing for a secured bank credit facility and a revolving credit facility with a syndicate of lenders in the amount of $150 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. As of September 30, 2004, we had $28.9 million of secured letters of credit issued and outstanding under the facility. As of September 30, 2004, we have not made any borrowings under the revolving credit facility. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. The facility terminates on July 12, 2005. The credit agreement has certain financial covenants, including maximum leverage ratio, minimum consolidated net worth provisions and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of the Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders.

We generated net operating cash flow of approximately $100.7 million during the nine months ended September 30, 2004, primarily related to premiums and investment income received and offset by general and administrative expenses paid. During the same period, we invested net cash of $70.8 million in our investment assets and, as of September 30, 2004, had net cash and cash equivalent balances of $73.2 million. Included in our cash and cash equivalents and investments is $32.6 million that is pledged as collateral for letters of credit and $29.2 million that is on deposit with, or has been pledged to, U.S. state insurance departments. Our cash flows from operations for the nine months ended September 30, 2004 provided us with sufficient liquidity to meet operating cash requirements during that period.

        Commitments

The following table provides an analysis of our future annual contractual commitments under operating lease agreements as of September 30, 2004:

Year ending September 30,	($ in thousands)
2005	$3,926
2006	3,892
2007	3,795
2008	3,004
2009	2,718
2010 and thereafter	23,930
Total	$41,265

Off-balance sheet arrangements

We have no off-balance sheet arrangements with unconsolidated, special purposes entities or variable interest entities.

Adequacy of Regulatory and Rating Capital

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

As described under "Liquidity" above we entered into a secured bank credit facility with a syndicate of lenders that will allow us to provide to our insured clients up to $150 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of September 30, 2004, we had $28.9 million of secured letters of credit issued and outstanding under the facility.

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

We have received a rating of "A-" (excellent) from A.M. Best, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We cannot assure you that we will be able to maintain this rating. A significant ratings downgrade would result in a substantial loss of business and business opportunities as insureds and ceding companies purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us.

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

        Derivative Instruments and Hedging Activities

Derivative contracts

During the nine months ended September 30, 2004, we engaged in certain derivative related activities and adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."

We primarily enter into investment related derivative transactions, as permitted by our investment guidelines, and typically for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. We may also, as part of our business, enter into derivative transactions for the purpose of replicating approved investment, insurance or reinsurance transactions that meet our investment or our underwriting guidelines. As of September 30, 2004, we hold in our available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The component of the bond that is linked to the mortality index has been determined, under SFAS 133, to be an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS 133. We have not designated any of our derivative instruments as hedging instruments.

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

        Annual Incentive Plan

In the second quarter of 2004, we adopted an Annual Variable Cash Compensation Plan ("Annual Incentive Plan") which is generally available to our employees. Awards paid under this plan are dependent on performance measured at an individual and business unit level. In general, our Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to our shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards vest and are paid out over four annual installments. Unvested amounts are subject to adjustments to the extent that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

We recognize expenses related to Annual Incentive Plan awards by applying the graded vesting method as prescribed by Financial Accounting Standards Board Interpretation No. 28 "Accounting for

Stock Appreciation Rights and Other Variable Stock Option or Award Plans ("FIN 28")." We continually review and adjust our provisions for Annual Incentive Plan awards and other bonus awards taking into account known information and updated assumptions related to unknown information. Award provisions are necessarily an estimate and amounts established in prior periods are adjusted in our current results of operations as new information becomes available to us. Any adjustments we make to previously established provisions or the establishment of new provisions may significantly impact our current period results and net income.

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

Derivative Valuation Risk

Our derivative policy permits the use of derivatives to manage our portfolio's duration, yield curve, currency exposure, credit exposure, exposure to volatility and to take advantage of inefficiencies in derivatives markets. We may also enter into derivative transactions (1) to hedge capital market risks that may be present in our contracts of insurance or reinsurance and (2) as replication transactions which we define as a set of derivative, insurance and/or securities transactions that, when combined, produce the equivalent economic result of an investment security or insurance or reinsurance contract that meets our investment or underwriting guidelines.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of September 30, 2004, our investment portfolio included $12.3 million, or 2.4%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. $11.4 million of these securities were rated AAA and $0.9 million were rated BAA, and were substantially hedged into U.S. dollars according to our investment guidelines.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of September 30, 2004, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets of approximately $511 million, excluding cash on hand, would have been an estimated decrease in market value of approximately $14.2 million, or 2.8%, and the impact on our invested assets, excluding cash on hand, of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $13.3 million, or 2.6%.

As of September 30, 2004, our investment portfolio included AAA rated mortgage-backed securities with a market value of $130.5 million, or 25.6%, of net invested assets. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will typically be Aa3/AA- and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB-/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of September 30, 2004, the average credit quality of our investment portfolio was AA, and all fixed income securities held were investment grade. In addition, we held as part our investment portfolio $20.0 million in par value of variable rate mortality linked securities issued by a single issuer which mature on January 1, 2007. We are subject to loss of principal and interest in the event of the occurrence of certain changes in a predefined mortality index. As of September 30, 2004, the fair value of the security was $20.3 million and represented approximately 4% of our net invested assets.

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

Effects of Inflation

We do not believe that inflation has had a material affect on our consolidated results of operations. The effects of inflation could cause the severity of claim costs to increase in the future. Our estimates for losses and loss expenses include assumptions, including those relating to inflation, about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above our estimated reserves that are established for these claims, we will be required to increase reserves for losses and loss expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. The actual effects of inflation on our results cannot be accurately determined until claims are ultimately settled.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission. In connection with the evaluation described above, we identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, the Company issued 135,500 options to purchase common stock to certain employees. These transactions were completed without registration of the relevant security under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) for transactions not involving a public offering.

ITEM 5.     OTHER INFORMATION

The Board of Directors of the Registrant has established June 2, 2005 as the date for its next annual general shareholders meeting.

ITEM 6.     EXHIBITS

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

Quanta Capital Holdings Ltd.

Date: November 4, 2004	/s/ Tobey J. Russ
Tobey J. Russ (On behalf of the registrant and as Principal Executive Officer)

Date: November 4, 2004	/s/ John S. Brittain, Jr..
John S. Brittain, Jr.
(Principal Financial Officer)

Index to Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.