Form 10-K
period 2004-12-31
QUANTA CAPITAL HOLDINGS LTD
filed 2005-03-31
CIK 1264242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to
Commission File number: 000-50885

QUANTA CAPITAL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	n/a
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Victoria Street
Hamilton, Bermuda HM	HM 11
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (441) 294-6350

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	Nasdaq National Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate market value of the Registrant's common shares, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2004, was $466,735,733.40. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of the Registrant's common shares outstanding as of March 30, 2005 was 56,798,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2005 annual general meeting of shareholders are incorporated by reference into Part III.

QUANTA CAPITAL HOLDINGS LTD.
FORM 10-K
TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	3
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	37
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	69
Item 8.	Financial Statements and Supplementary Data	93
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	93
PART III
Item 10.	Directors and Executive Officers of the Registrant	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions	95
Item 14.	Principal Accounting Fees and Services	95
PART IV
Item 15.	Exhibits and Financial Statement Schedules	95
	Signatures	96
INDEX TO FINANCIAL STATEMENTS
Reports of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm		F-2
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003 (successor)		F-4
Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003 (successor), the period from January 1, 2003 to September 3, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)		F-5
Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003 (successor), the period from January 1, 2003 to September 3, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)		F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003 (successor), the period from January 1, 2003 to September 3, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)		F-7
Notes to Consolidated Financial Statements		F-8

PART I

Item 1.	Business

General

In this annual report, references to the "Company," "we," "us" or "our" refer to Quanta Capital Holdings Ltd. and its subsidiaries and branch, which include, Quanta Reinsurance Ltd., Quanta U.S. Holdings Inc., Quanta Reinsurance U.S. Ltd., Quanta Indemnity Company, Quanta Specialty Lines Insurance Company, Quanta Europe Ltd., Quanta 4000 Ltd., Syndicate 4000 at Lloyd's, Environmental Strategies Consulting LLC, Quanta Technical Services LLC and our branch in the United Kingdom, unless the context suggests otherwise. We refer to Quanta Reinsurance Ltd., Quanta Reinsurance U.S. Ltd., Quanta Europe Ltd., Quanta 4000 Ltd, Syndicate 4000 at Lloyd's and our branch in the United Kingdom as Quanta Bermuda, Quanta U.S. Re, Quanta Europe, Syndicate 4000 at Lloyd's and Quanta U.K., as the case may be. References to Quanta Holdings refer solely to Quanta Capital Holdings Ltd.

In this annual report, amounts are expressed in U.S. dollars and the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, except as otherwise indicated.

We have filed for registration in the U.S. Patent and Trademark Office for the mark "Quanta." All other brand names or trade names appearing in this annual report are the property of their respective holders.

While we believe we are operating our business as described in this annual report, we are a new company with a limited operating history. Our experience and changes in market conditions, the occurrence of catastrophic losses and other factors outside our control may require us to alter our methods of conducting our business, such as the nature, amount, and types of risks we assume and the terms and limits of the products we write or intend to write.

Overview

We are a new Bermuda holding company formed to provide specialty insurance, reinsurance and consulting products and services on a global basis through our subsidiaries. We were incorporated in May 2003 and began conducting our business in September 2003. We focus on writing coverage for specialized classes of risk through a team of experienced, technically qualified underwriters. These specialty lines insurance and reinsurance products differ significantly from products written in the standard market. In the standard market insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures and companies tend to compete for customers on the basis of price and service. In contrast, the specialty insurance and reinsurance markets provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers. As a result, our insurance and reinsurance products require extensive technical underwriting skills and risk assessment resources and, in many cases, engineering expertise, in order to be profitably underwritten. We also provide risk assessment and technical services to our clients.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events (such as earthquakes, hurricanes, floods, fires and other natural or man-made disasters), levels of underwriting capacity, as defined by availability of capital, and other factors. While we expect our returns to be impacted by the cyclical nature of the insurance and reinsurance industry, we believe that disciplined pricing and technical risk assessment through prudent risk selection in these lines will result in superior returns on equity for our shareholders during different business cycles compared to insurers and reinsurers in other lines of business. We also believe that products and policies within specialty insurance and reinsurance lines that require technical underwriting and risk assessment expertise experience less competitive pricing pressure and volatility because of barriers to entering these markets, which exist principally due to the difficulty of acquiring experienced and specialized personnel with these skills.

Our objective is to target insurance and reinsurance products and areas where we believe we can derive a competitive advantage from our technical underwriting skills and that meet our risk and long-term profitability criteria. We proactively manage our allocation of capital and resources among our insurance and reinsurance product lines and among product lines within those product lines.

Our website can be found at www.quantaholdings.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 can be accessed free of charge directly from our website under the "Investor Information" caption. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website is not part of this annual report.

Strategy and Competitive Strengths

Our strategy is to operate a new insurance company with a solid capital base, strong management and an experienced team of specialty line underwriters. We are developing advanced risk assessment and loss control capabilities, applying those capabilities in the more technically demanding lines of insurance and deploying capital to what we believe will be the most attractive business lines at the most opportune times.

We are committed to building a diversified product portfolio and a cost-effective underwriting platform that will allow us to react quickly to changing market dynamics. Our competitive strengths and the key elements of this strategy are:

•	Experienced Management and Extensive Specialized Underwriting Capabilities. We have assembled a core group of underwriting officers, underwriters and other professionals to write insurance and reinsurance policies. Our senior management team includes Tobey J. Russ and Michael J. Murphy, each of whom has more than 20 years of experience in the insurance, reinsurance or risk consulting industries. Messrs. Russ and Murphy have assembled teams of experienced professionals with specialized knowledge of their respective business lines. Each team is led by an experienced underwriting officer with demonstrated performance in his/her specialty line. We support these underwriting officers with experienced underwriters who are also specialists in their respective product lines. We believe that the extensive depth and knowledge of our senior management team and underwriting officers will provide us with the ability to successfully select, price and manage complex risks.

•	Portfolio of Profitable Specialty Products with Strong Margins through Different Business Cycles. We offer products and policies within specialty insurance and reinsurance lines that require technical proficiency to underwrite, such as technical risk property, professional liability, environmental liability, marine and aviation, fidelity and crime, and surety. We believe that specialty lines tend to have some of the highest barriers to entry in the insurance industry. While we expect our returns to be impacted by the cyclical nature of the industry, we believe that specialty lines have the potential to offer high risk-adjusted returns on capital through different business cycles compared to insurers and reinsurers in other lines of business. Because we participate in multiple lines of business, we expect to develop a diversified book of business and maintain our flexibility to timely allocate our capital and resources to product lines that we believe will offer high risk-adjusted returns on capital through different business cycles.

•	Technical Risk Assessment and Loss Control Capabilities. We use our technical underwriting capabilities to help us assess risk, attempt to control potential losses and to price the risks we intend to insure and reinsure. We use our subsidiary, Environmental Services Consulting, or ESC, to provide diversified risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments and engineering and information management services. ESC provides risk evaluation services to our underwriters in the environmental liability product line. We intend to use another subsidiary, Quanta

Technical Services, to provide similar services for our other specialty lines so that we may use them as the platform for developing those capabilities in our other product lines. We believe that this will increase our ability to price risks in a manner that will produce superior underwriting results.

•	Innovative and Customer-Focused Underwriting and Structured Insurance Products. We believe that the traditional insurance market does not take full advantage of opportunities to profit on individually tailored insurance transactions that combine capital markets and insurance techniques. The structured insurance market, which is often referred to as the alternative risk transfer or convergence market, focuses on clients whose risk transfer needs may not be efficiently met through traditional insurance products. We have established a structured insurance and reinsurance team that works closely with each of our product line teams to develop alternative risk products that meet our clients' needs. We believe our management team has extensive experience in developing customized structured products.

•	Disciplined Capital Management and Allocation. We intend to flexibly increase and decrease the amount of capital we allocate among product lines in response to our changing business needs and with the objective of maximizing our risk-adjusted return on capital. We allocate capital to product lines based on the characteristics, nature of underlying risks and net retention for each line, as well as its prospects for premium growth and profitability, which will be reviewed at least annually. We have implemented a plan that ties our underwriting officers' compensation to the long-term returns on allocated capital of their respective product lines in order to incentivize them to achieve optimal returns on allocated capital and create accountability within each product line. We have also purchased reinsurance, retrocessional protection and other forms of protection to more efficiently manage the allocation of our capital and intend to continue to purchase these forms of protection when we deem it appropriate.

•	Bermuda-Based Operations. Our Bermuda-based insurance operations allow us to access clients who seek Bermuda-based capacity to meet their insurance and reinsurance needs, as well as provide us access to Bermuda's well-developed network of insurance and reinsurance brokers. We believe we benefit from our access to Bermuda's pool of experienced professionals with significant insurance expertise and its responsive regulatory environment that allows for the development and sale of innovative insurance and reinsurance products.

•	Strong Market Relationships. We market our products principally through independent brokers and agents. Our senior management team and underwriting officers have industry relationships with major industry brokers. While many of the brokers that we use or intend to use have had longer-term relationships with our competitors than with us, we believe our industry relationships are allowing us to establish our presence in the global insurance and reinsurance markets.

Organization

Quanta Holdings is a Bermuda holding company formed on May 23, 2003. We conduct our operations principally through the following subsidiaries domiciled in Bermuda, Ireland and the United States and a branch in the United Kingdom:

•	Quanta Reinsurance Ltd., or Quanta Bermuda, is a Bermuda insurance company that underwrites Bermuda sourced insurance and reinsurance business in Bermuda;

•	Quanta Reinsurance U.S. Ltd., or Quanta U.S. Re, is a Bermuda insurance company and underwrites U.S. sourced insurance and reinsurance business from Bermuda;

•	Quanta Indemnity underwrites insurance and reinsurance from the United States on an admitted basis;

•	Quanta Specialty Lines underwrites U.S. sourced specialty insurance business on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis;

•	Quanta Europe underwrites E.U. sourced insurance and reinsurance business in Ireland;

•	Quanta U.K. is Quanta Europe's branch in the United Kingdom and underwrites E.U. sourced insurance and reinsurance business in the United Kingdom and introduces E.U. sourced insurance and reinsurance business to Quanta Europe;

•	Quanta 4000 Ltd. is the corporate member of Syndicate 4000 through which we conduct business at Lloyd's.

•	Quanta Technical Services has started to provide risk assessment and evaluation services to clients on a fee basis and expects to do so to our underwriters in specialty insurance areas (other than environmental liability); and

•	ESC provides full-service environmental engineering, remediation, risk management and consulting services on a fee basis, as well as risk evaluation services to our underwriters in our environmental liability product line.

We may change our corporate organization from time to time as we expand our business.

Our Product lines

We organize our business on a matrix of five product lines and three geographies. Our two traditional product lines are specialty insurance and specialty reinsurance. We also have programs and structured products lines. The products we offer our clients are written either as traditional insurance or reinsurance policies or are provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. For example, we write a residential builders' and contractors' product that provides warranty, general liability, builders' risk and excess liability coverages for new home contractors throughout the U.S. This product was created as a combination of expertise of the technical risk property team in our specialty insurance product line and that of the team in the programs product line. Our fifth product line is our technical services line. Our experience, changes in market conditions and other factors outside our control may require us to withdraw from writing certain of the products we currently provide or may provide opportunities for us to write risks of a different nature or type than those described below. Some of our product lines are aggregated for purposes of the segment disclosure included in Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements below. The geographies in which we conduct our business are the United States, Bermuda and Europe. The location of the risks that are the subject of our products may be anywhere in the world.

Specialty Insurance

We offer specialty insurance lines that provide tailored solutions to our clients in order to respond to distinctive risk characteristics. We write business primarily in those lines where we believe we have specialized underwriting expertise. Our commitment to specialized underwriting requires experienced underwriters, market knowledge, risk assessment and loss control resources, analytic capabilities, a flexible underwriting platform, geographic reach and financial markets experience.

In product lines for which we provide coverage of the insured's premises or physical site analysis (such as environmental, technical risk property and certain marine and aviation coverages), many of our underwriters have engineering backgrounds or experience in disciplines such as hydrology, geology, and civil, mechanical and materials engineering. In product lines for which we provide coverage that involves the analysis of business practices and financial documents, many of our professionals have accounting, actuarial, econometric or banking backgrounds. We support our underwriting officers with advanced analytic tools, risk assessment capabilities, structured product resources and disciplined capital management and technology. We are developing in-house legal and claims staff specifically dedicated to the underwriting process who are helping create policy forms, endorsements, and terms and conditions that reflect each transaction's underwriting and pricing assumptions.

Our specialty insurance product line focuses on the following:

Technical Risk Property.    We write various technical lines of property insurance business in the construction, power, chemical, industrial and commercial business sector primarily on an excess of loss basis. We insure principally buildings, structures, equipment, contents and business interruption risks. In 2004, our target customers were primarily U.S. corporations with domestic and international exposures.

Professional Liability.    We write directors' and officers' liability insurance, errors and omissions insurance, employment practices liability and fiduciary liability insurance. We write both excess and primary insurance. Excess layers of coverage means that there is at least one layer of insurance coverage beneath our coverage that is provided by another insurer or insurers. In addition to directors' and officers' liability, employers' professional liability and fiduciary liability insurance for publicly traded and privately held companies, we offer error and omissions insurance policies to financial institutions, lawyers, technology firms, consultants, architects, engineers, accountants and other miscellaneous professionals. At a later date, we may also target medical malpractice.

Environmental Liability.    Our environmental product line provides specialty insurance products that address exposures arising from pollution incidents. We currently offer the following three types of environmental liability policies:

•	Our environmental site protection policy helps protect against remediation costs and third-party claims for bodily injury, property damage and remediation costs, resulting from pre-existing or new pollution incidents at property owned or operated by an insured. Through separate supplemental coverage sections, this policy may also help to protect an insured against third-party claims arising from pollution incidents at, or migrating from, non-owned disposal sites and during transportation, and can protect the insured against expenses it incurs as a result of the interruption of its business operations due to a pollution incident.

•	Our remediation cost cap policy helps protect the insured against remediation costs with respect to a scheduled remediation project that exceed the insured's retention (which is the amount or portion of risk that an insurer retains for its own account), such as those due to unknown pollutants, known pollutants in quantities greater than expected or changes made by the regulatory authority to the cleanup standard or to the scope of work.

•	Our contractors environmental protection policy helps protect contractors and their clients against third-party claims for bodily injury, property damage and remediation costs due to pollution incidents arising from the contractor's covered operations.

Our clients in this product line include manufacturers and other fixed site operators, commercial contractors, real estate redevelopment firms, merger and acquisition participants and financial institutions. We target clients facing complex risks that will allow us to draw on our multidisciplinary expertise and to establish ourselves as the insurer of choice for clients requiring a sophisticated approach to their environmental liabilities. We also target short-term, renewable middle market business.

Fidelity and Crime.    Our fidelity and crime line writes financial institution blanket bonds, commercial crime, kidnap and ransom, computer crime and unauthorized trading insurance for financial and non-financial corporations. Our current financial clients include commercial banks, capital market and financial services firms and insurance companies. In the United States, we underwrite fidelity and crime lines using our U.S. subsidiaries for U.S. sourced business. At Syndicate 4000 at Lloyd's, we underwrite fidelity and crime lines for non-U.S. sourced business.

Surety.    Our surety product line focuses on providing surety bonds for specific contractual, compliance or financial obligations to meet regulatory, statutory or legal requirements. In particular, we provide bonding for self-insured workers' compensation, land reclamation, the closure of landfills and their maintenance after closure, court appeals and various forms of performance and compliance guarantee exposures. We seek clients with a strong financial condition, specialized exposure management practices and loss prevention procedures. We determine our maximum exposure based on the client's credit quality, the type of surety bonds provided and the amount of collateral provided by the client. The United States Treasury Department maintains a list of surety companies that it has authorized to write surety bonds required by the U.S. government. Each authorized surety is granted an underwriting limitation. In addition, many non-federal surety bonds are required to be issued by a surety with an adequate underwriting limitation. We have not yet filed an application with the Treasury Department requesting an underwriting listing and limitation and have entered into an agreement with an insurer possessing an underwriting limitation that allows this insurer to write policies for us on a limited basis and to reinsure all or part of the risk to one of our subsidiaries. However, some brokers and purchasers of surety products may prefer to use companies included on the Treasury Department list. Therefore, our opportunities to write surety business will continue to be limited until we qualify for listing by the Treasury Department and we are assigned an adequate underwriting limitation.

Trade Credit and Political Risk.    Our trade credit and political risk product line focuses on providing coverage in some emerging markets to corporations and other entities seeking to limit their exposure to the credit worthiness of their commercial trade partners or to political uncertainty in those countries which could interfere with the execution of commercial contracts they have entered into. We write this business primarily in the London market and offer our services to large industrial companies, global trading companies and major financial institutions involved in emerging market trade and finance.

Marine and Aviation.    Our marine and aviation product line offers ocean marine, inland marine and general aviation coverages that require highly specialized technical underwriting and claims expertise.

Specialty Reinsurance

Reinsurance can be written either through treaty or facultative reinsurance arrangements. Treaty reinsurance contracts are arrangements that provide for automatic reinsuring of a type or category of risk underwritten by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific risk or risks. Facultative reinsurance provides protection to ceding companies for losses relating to individual insurance contracts issued to individual insureds. We write our reinsurance business on a treaty basis. However, we offer a limited amount of facultative reinsurance for property, casualty and marine and aviation exposures.

Our treaty reinsurance contracts are written on either a quota share basis, also known as proportional or pro rata, or on an excess of loss basis. Under quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedent. Under excess of loss reinsurance, we generally receive a specified premium for the risk assumed and indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the client.

When we write treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts, and we are largely dependent on the individual underwriting decisions made by the reinsured. Accordingly, we intend to carefully review and analyze the cedent's risk management and underwriting pricing, reserving and claims handling practices as well as the financial condition of the cedent in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

We write the majority of our facultative reinsurance business on an excess of loss basis. The underwriting process for facultative reinsurance of property and casualty exposures is similar to that followed by the underwriters for those products of our insurance product line.

We generally focus our reinsurance business on medium-sized insurance and reinsurance companies with capital and surplus of between $100 million and $1 billion. This targeted segment is subject to change due to market dynamics and our underwriters' assessment of the relative merits of the varying market segments. We also manage our portfolio and spread risk across different exposures and geographical territories in order to increase our diversification.

Our reinsurance operations focus on the following:

Casualty Treaty.    We cover third party liability exposures from ceding clients on a treaty basis. We write many different kinds of reinsurance but have a significant emphasis on professional liability including directors' and officers' liability. We write treaty reinsurance on a pro rata, per risk and catastrophe excess of loss basis. Per risk excess of loss reinsurance provides coverage for losses suffered by ceding companies under their individual policies. Clash catastrophe excess of loss provides reinsurance for a combination of claims resulting from more than one underlying insurance policy caused by a single event or occurrence. Workers' compensation catastrophe reinsurance responds to losses arising from multiple deaths or injuries from a single occurrence. These treaties specify the maximum amount of coverage for any one claim and have attachment points that are multiples of these per claim amounts. Events such as earthquakes and terrorist acts that result in property catastrophe claims can potentially lead to multiple injuries and deaths. Consequently, we monitor the potential for aggregation between our workers' compensation catastrophe exposures and our various property exposures. We write primarily on an excess of loss basis but if the treaty covers a significant amount of excess of loss insurance, we generally prefer to participate on a quota share basis. This product line represented 19.4% of our total revenues for the year ended December 31, 2004.

Property Reinsurance.    We focus our underwriting activities primarily on risk excess, quota share and catastrophe contracts. Under property risk excess and quota share reinsurance contracts, we reinsure the property risks of ceding clients on a treaty basis covering commercial exposures under a collection of insurance policies issued by ceding companies. These policies typically provide coverage for buildings, structures, equipment, contents and business interruption risk. Typical causes of loss in this segment include fire, explosion, collapse, riot and vandalism. We also reinsure agribusiness, including multi-peril crop insurance and traditional crop hail products. Property catastrophe reinsurance protects ceding companies from catastrophic events on a treaty basis. The principal exposures involve hurricane, typhoon, earthquake, flood, tornado, hail and fire. We provide coverage on an occurrence basis for a layer of losses above an agreed retention of individual losses suffered by the ceding company from a covered event. We monitor and control our cumulative aggregate exposure at both the individual treaty level and across all contracts we issue. We use licensed catastrophe-modeling systems to analyze our exposure to natural perils and to track these and other perils on a policy by policy basis and monitor and control our aggregate exposure both for our insurance and reinsurance business on a cumulative basis. Additionally, under limited conditions, we offer coverage that assumes the net retained terrorism risk of select cedents. This portfolio is subject to stringent underwriting guidelines and we monitor our aggregate exposures. This product line represented 30.5% of our total revenues for the year ended December 31, 2004.

Marine and Aviation.    We provide treaty reinsurance for ocean marine, inland marine, technical risk and aviation. We obtain this business principally through major industry reinsurance intermediaries with units specializing in these lines. Our client target list includes insurance and reinsurance companies of all sizes who have dedicated experienced underwriters and claims professionals in these lines. We write this business on both a proportional and excess of loss reinsurance basis.

Programs

Programs rely on third parties, called program managers, who are engaged in the business of managing one or a combination of the underwriting, administration and claim related activities of a group of distinct specialty insurance products under the supervision of an insurance company. Traditionally, program managers partner with an insurance company, which provides the insurance policies and capacity and supervises the program manager. Each group of policies and the related relationship with the program manager is called a program.

We currently write a residential builders' and contractors' program that provides general liability, warranty, builders' risk and excess liability coverages for new home contractors throughout the U.S., which we refer to as the HBW program. The program manager for the HBW program is required to comply with our written underwriting guidelines relating to the language of the insurance policy and the rating, quoting, issuing and executing of our insurance policies. The program manager also provides us with statistical data. It is subject to limitations on the amount of insurance and the number of policies it may write in this program and on its authority to make decisions relating to these insurance policies. In general, the contract may be terminated by the program manager or us at any time upon 180 days of written notice, upon breach or nonperformance or immediately in the event that the other party becomes insolvent or bankrupt or files a petition in bankruptcy or makes an assignment for the benefit of creditors.

We started writing employment practices and directors and officers insurance for small and medium sized privately held companies through what we refer to as the Angel program in the first quarter of 2005. In addition, also in the first quarter of 2005, we started writing a property program that insures poultry and swine containment facilities. We refer to this program as the PWIB program. We are reviewing other programs as well.

The team in our programs product line focuses on identifying programs that match our focus on technical underwriting and that meet our financial criteria, conducting due diligence on the program, formulating policies and procedures to implement new programs and provides management and oversight of ongoing programs. The program products team works with the technical underwriting teams in our other product lines as appropriate when writing a program. We intend to work with program managers who have a disciplined approach to program management and technical underwriting, have an effective operational infrastructure and distribution relationship and share risk on the business they underwrite. This product line represented 18.2% of our total revenues for the year ended December 31, 2004.

Structured Products

Our structured product line offers products independently or together with our specialty insurance and reinsurance teams. Structured insurance involves coverage and policy forms tailored to meet an individual client's or cedent's strategic and financial objectives that are not efficiently met by traditional insurance and reinsurance products. These objectives include, among others, the desire to reduce volatility within the insurance pricing cycle, to adjust the exposure in specific geographic areas or lines of business, to finance increased self-insured retentions and to minimize existing and potential liabilities from events, such as a merger or acquisition. Structured insurance coverage also addresses capacity shortfalls in the traditional insurance market, such as environmental liability. We may account for these transactions as deposits held on behalf of our clients instead of as insurance or reinsurance premiums, as appropriate.

Our structured products include structured property and casualty insurance, structured directors' and officers' liability insurance, alternative surety coverage, life surplus relief and deferred executive compensation insurance. Purchasers of structured insurance coverage include corporations, insurers and other financial institutions and municipalities. Because of the constantly changing industry and regulatory framework, as well as the changing market demands facing insurance companies, the approaches utilized in structured insurance programs are constantly evolving. The contract forms that we use in our structured insurance business are primarily insurance policies, financial contracts and derivative contracts.

In general, structured reinsurance products contractually limit the risks assumed by us. These contracts often include a fixed premium for the transfer of a portion of the risk combined with a variable or adjustable premium for financing by the client of the remaining risks, often covering multiple years and multiple business segments. Contracts are usually structured to encourage cedents to minimize losses by including significant profit sharing by the reinsurer with the cedent. Thus, the ultimate cost of a structured product often depends on the individual cedent's own performance. The risks underlying structured reinsurance transactions can include risks from any of our product lines, as well as credit risk, life insurance-related risks, accident and health, and others.

Structured reinsurance products are often written over a period of time greater than one year (typically three years). Due to the importance of investment income from these products, both parties direct considerable attention to cash flow modeling and to the impact of the anticipated loss payment pattern. As a result of the lengthy underwriting process, the market is characterized by a relatively small number of large transactions. The contract forms which we use in our structured reinsurance business are primarily reinsurance policies, financial contracts and derivative contracts.

In addition to working with the specialty insurance and reinsurance teams, our structured product line team also works with the programs team and may, in the future, offer structured program products.

Technical Services

We currently provide environmental consulting services through ESC. We also plan to use Quanta Technical Services to expand the scope of our consulting services to provide risk assessment and evaluation services in other specialty insurance and claims areas. ESC serves manufacturers and service providers primarily in the electronics, manufacturing, waste disposal and energy sectors. ESC also serves real estate firms, insurance companies, buy-out firms, law firms, and the clients of these firms and companies. Its customers are primarily private sector businesses in the United States. This product line represented 11.4% of our total revenues for the year ended December 31, 2004. ESC provides the following consulting services:

•	Investigation, Remediation and Engineering Services. ESC's engineering services include investigation, remediation and engineering activities in the following areas: Comprehensive Environmental Response Compensation and Liability Act (CERCLA), superfund sites, Resource Conservation and Recovery Act (RCRA) actions, voluntary cleanups, engineering design, field management of remediation, operation and maintenance of remedial systems, underground tank management, merger and acquisition follow-up, asbestos/lead paint management and facility decommissioning and demolition.

•	Assessment Services. ESC's environmental assessment services include regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments and engineering and information management services, risk management, merger and acquisition support, environment, health and safety audits, liability identification, Phase I and Phase II site assessments, management systems and health and ecological risk assessments.

•	Other Technical Services. ESC also provides other services to customers in the environmental area, including litigation support, technical support for insurance claims, regulatory compliance plans, regulatory permits, training, technical reviews, policy and procedure manuals, estimates of remediation costs for disclosure purposes and property redevelopment services.

•	Information Management Services. ESC's information management services group develops technology-based solutions for the control and management of environmental and facility information. This group creates customized software applications that manage data using database and geographic information system software. The applications are web-based, providing clients with facility management capabilities over the Internet.

Most of our insurance and reinsurance product lines require substantial specialized technical engineering, loss control and claims management skills. To support our engineering needs, our technical services product line performs construction, occupancy, protection and exposure reviews, including materials, mechanical and civil engineering inspections for property coverage and coverage of similar physical damage at the client's location that we intend to insure or reinsure. Our technical services product line also values and manages the potential economic losses associated with typical property risks by using operational, critical process, logistical and resource engineering studies. Further, it provides loss control reviews and specific risk management recommendations for facilities in order to reduce claim frequency and severity, including developing reports that use catastrophe-modeling software. ESC serves as the platform for establishing our technical talent and providing risk evaluation services. ESC is providing these services to the underwriters in our environmental liability insurance line. Once we hire additional professionals, we plan to use Quanta Technical Services to expand the scope of our technical services and to support our underwriting of professional liability, directors' and officers' liability, fidelity and crime, surety and specific casualty classes of business. We will also offer those services on a fee basis. We believe that ESC's and Quanta Technical Services' technical participation in our underwriting process will:

•	help ensure that risks are consistently identified and quantified;

•	enhance our ability to understand and evaluate the multiple risks of complex transactions; and

•	help our clients manage transactions and minimize their costs arising from insufficient technical oversight.

In addition to these consulting services, we provide liability assumption programs through Quanta Technical Services and its subsidiaries under which these subsidiaries assume specified liabilities (which may, at times, include taking title to property) associated with environmental conditions in properties and agree to provide consulting and to perform the required remediation services. For example, in December 2003 we entered into a transaction for a closed rayon plant in Axis, Alabama in which we provided risk assessment, insurance and financial structuring and assumed an environmental liability. We continue to provide environmental remediation for this plant.

Geographies

We use our Bermuda operations primarily to write all of our reinsurance products on a non-admitted basis with ceding client companies located in the United States, Europe and Asia. We also write professional liability insurance on a non-admitted basis placed by Bermuda brokers for U.S. insureds and, to a lesser extent, European insureds. Lastly, we write structured insurance and reinsurance products including life surplus relief, trade credit and political risk coverages, alternative surety and executive benefit coverages.

In the United States, we underwrite U.S. insurance and reinsurance business on an admitted basis through Quanta Indemnity, which is a U.S. licensed insurer with licenses in approximately 44 states that was acquired by us on December 19, 2003. We also write insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through Quanta Specialty Lines, which we acquired on October 28, 2003. Quanta Specialty Lines is licensed in the State of Indiana and we intend to operate it as an excess and surplus lines and non-admitted insurer in all other states. We engage in all the product lines described above in the United States.

In Europe, we operate through Quanta Europe in Dublin, Ireland and, through Quanta U.K., its branch, in London, England. We also operate through Syndicate 4000 at Lloyd's in London. Quanta Europe is authorized to conduct non-life insurance business and underwrites E.U. sourced insurance and reinsurance business from Ireland. Quanta U.K. has recently started to underwrite E.U. sourced insurance and reinsurance business in the United Kingdom and introduce E.U. sourced insurance and reinsurance business to Quanta Europe in Dublin. Through Quanta Europe and Quanta U.K., we currently write environmental liability, professional liability, crime and fidelity, surety, trade credit and political risk specialty insurance coverages. Syndicate 4000 at Lloyd's currently writes mainly professional liability specialty insurance and crime and fidelity (financial institutions) specialty insurance and it intends to write property and marine insurance, which is known as specie and fine art in Europe.

Ceded Reinsurance

We cede a portion of our written premiums through quota share and excess of loss treaty and facultative reinsurance contracts, as well as other agreements, which provide substantially similar financial protections. We use ceded reinsurance to lower our net exposure to our planned net limit and risk of individual loss, to control our aggregate exposures to a particular risk or class of risks and to reduce our overall risk of loss.

We also purchase retrocessional coverage, which is reinsurance of a reinsurer's business. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance. The amount of ceded reinsurance and retrocessional protection that we purchase varies based on business segment market conditions, pricing terms and credit risk, as well as other factors.

For business exposed to catastrophic losses, we seek to limit our aggregate exposure by insured or reinsured, by industry, by peril, by type of contract and by geographic zone. We monitor and limit our exposure through a combination of aggregate limits, underwriting guidelines and reinsurance. We also periodically reevaluate the probable maximum loss for these exposures by using third party software and modeling techniques. We seek to limit the probable maximum loss to a pre-determined percentage of our total shareholders' equity.

Ceded reinsurance and retrocessional protection do not relieve us of our obligations to our insureds or reinsureds. We must pay these obligations without the benefit of reinsurance to the extent our reinsurers or retocessionaires do not pay us. We evaluate and monitor the financial condition of our reinsurers and monitor concentrations of credit risk. We seek to purchase reinsurance from entities rated "A–" or better by Standard & Poor's, known as S&P, or A.M. Best Company, Inc., known as A.M. Best, and we regularly monitor its collectibility, making balance sheet provisions for amounts we consider potentially uncollectible and requesting collateral where necessary. We apply the same financial analysis and approval processes to the selection of reinsurance and other financial protection counterparties as we do to the underwriting of our surety, professional liability and similar lines of business.

Relationships with Brokers

Other than the programs business which is generated through agents, we produce substantially all of our remaining business through insurance and reinsurance brokers worldwide who receive a brokerage commission usually equal to a percentage of gross premiums. Brokerage commissions are generally negotiated on a policy by policy basis. From time to time we have entered into agreements with brokers, which included provisions relating to the payment of production or marketing fees in addition to the brokerage commissions we pay to the brokers. These agreements have been terminated. However, we have been approached by brokers with respect to their intent to formulate different commission structures. We do not know whether we will participate in these structures and, if we do, what the terms will be and what the impact of these terms would be on our future results of operations, financial condition or liquidity.

In October 2004, the Office of the Attorney General of the State of New York filed a civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, "Marsh") alleging, among other things, that Marsh and certain insurance companies participated in anti-competitive practices in connection with the process of placing and underwriting certain classes of business insurance. This action resulted from an industry-wide investigation relating to the conduct of insurance and reinsurance brokers, which is ongoing. A number of companies engaged in the insurance business have recently received subpoenas and other requests for information from the SEC and the New York Attorney General and other insurance, governmental and enforcement authorities requesting information with respect to certain practices in the insurance and reinsurance industries. In January 2005, Marsh agreed to pay $850 million to settle the charges described above. We were not a party to the Marsh litigation and did not receive any subpoena or information requests with respect to this litigation. We did receive, and have complied with, requests for information from the Departments of Insurance of North Carolina and Colorado.

While we currently source almost all of our business, other than the programs business, through a limited number of brokers, our management and underwriting officers have industry relationships with a large number of insurance and reinsurance brokers and with many ceding companies. In addition, while many of the brokers that we use or intend to use have had longer-term relationships with our competitors than with us, we believe our relationships are allowing us to continue to establish our presence in the global insurance and reinsurance markets. In addition to our relationships with brokers, we intend to also use non-traditional sources for marketing our environmental liability product line and structured insurance and structured reinsurance product lines, such as law firms, consulting firms, investment banks, and merger and acquisition firms. Our failure to develop or maintain relationships with brokers from whom we expect to receive our business could have a material adverse effect on us.

Claims Management

We are establishing several dedicated insurance claims teams in our product lines and we also plan to outsource the review of highly technical or unusually complicated claims where warranted. Our claims teams include claims professionals, actuarial experts and attorneys. These teams are investigating, evaluating and settling claims as efficiently as possible. We are implementing claims handling guidelines and claims reporting and control procedures. We monitor our claims in accordance with these guidelines.

We are in the process of hiring a senior executive to oversee the claims function. Generally, we involve members of the claims staff in the underwriting process. When a claim is reported, we conduct an initial review of the validity of the claim and communicate the assessment of the availability of coverage and, if possible, the proposed method of handling the claim to the insured. At that time, the claims professionals also communicate with our actuaries, underwriters and management. We base the authority for payment and establishing reserves on the level and experience of our claims personnel.

We have established procedures to record reported insurance claims upon receipt of notice of the claim. To assist with the reporting of significant claims, we intend to develop an information database for large claims. We intend to use this database primarily to quickly report significant events and potential losses, regardless of whether we have exposure. Where it is likely that we have exposure, we expect to use this system to provide direct notification of our exposure to all our underwriters and senior management. We also expect to use the database as an electronic workflow management tool for larger cases that may involve adjustment and coverage issues or litigation.

As any potential insurance claim develops, the claims teams will draw on internal and external resources to settle the claim. We are also establishing networks of external legal and claims experts to augment our own in-house teams. From time to time, we may also enter into agreements with third party administrators and settlement firms to outsource certain claims functions relating to specific claims.

Insurance claims for our programs business are generally handled by third party administrators of those programs who have limited authority and are subject to periodic review and audit by our internal claims teams.

With respect to reinsurance contracts, claims are mainly managed by the claims department of the ceding company or primary insurer. As individual claims become larger and more complex, we may seek, at our discretion and expense, to assume or participate in the administration of specific claims. In addition to managing reported claims and conferring with underlying carriers and ceding companies, our claims professionals will conduct periodic audits of specific claims and the overall claims procedures of our clients. Through these audits, we will seek to evaluate their claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notification procedures, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines. In addition, prior to accepting certain reinsurance risks, our underwriters may request that our claims professionals conduct pre-underwriting claims audits of prospective ceding or primary writing companies.

The claims professionals in our product lines will also work with ESC and Quanta Technical Services to offer administration, management and settlement advice and services regarding claims on a fee for service basis to third parties.

Reserves

We are required to establish reserves for losses and loss expenses under applicable insurance laws and regulations and U.S. GAAP. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured and/or reinsured claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. Our policy is to establish these losses and loss reserves prudently after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim and reserves for incurred but not reported, or IBNR, losses and loss expenses. We have established these two categories of loss reserves as follows:

•	Case reserves — Following our analysis of a notice of claim received from an insured, broker or ceding company, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the availability of coverage and may subsequently supplement or reduce the reserves as our claims department deems necessary.

•	IBNR reserves — We also estimate and establish reserves for loss amounts incurred but not yet reported, including expected development of reported claims. These IBNR reserves include estimated loss expenses. We calculate IBNR reserves by using generally accepted actuarial techniques. We rely on the most recent information available, including pricing information, industry information and our historical losses and expenses. We will revise these reserves for losses and loss expenses as additional information becomes available and as claims are reported and paid.

Loss reserves represent our best estimate, at a given point in time, of the ultimate settlement and administration cost associated with incurred claims. Our ultimate liability may exceed or be less than these estimates. The process of estimating loss reserves requires significant judgment due to a number of variables. Internal and external events, such as fluctuations in inflation, judicial trends, legislative changes and changes in claims handling procedures, will affect these variables. We are not be able to directly quantify many of these items, particularly on a prospective basis. There may also be significant lags between the occurrence of the insured event and the time it is actually reported to us.

Several aspects of our insurance and reinsurance products further complicate the actuarial reserving techniques for loss reserves as compared to other insurance and reinsurance carriers. Among these aspects are the differences in our policy forms from more traditional forms, the lack of complete historical data for losses and our expectation that losses in excess of our attachment levels will be characterized by low frequency and high severity claims. All of these factors tend to limit the amount of relevant loss experience that we can use to gauge the emergence, severity and payout characteristics of our loss reserves.

We use statistical and actuarial methods to estimate our ultimate expected losses and loss expenses. Several years may pass between the time an insured or reinsured reports a loss to us and the time we settle our liability. During this period, we will learn additional facts and trends related to the loss. As we learn these additional facts and trends, we will adjust case reserves and incurred but not reported reserves as necessary. These adjustments will sometimes require us to increase our overall reserves and at other times will require us to reallocate incurred but not reported reserves to specific case reserves.

We base reserves for losses and loss expenses in part upon our estimates of losses. Initially, it may be difficult for us to estimate losses based upon our own historical claim experiences because of our lack of operating history. Therefore, we utilize commercially available models to evaluate future trends and estimate our ultimate claims costs.

U.S. GAAP does not permit us to establish loss reserves until the occurrence of an actual loss event. Once such an event occurs, we establish reserves based upon estimates of total losses as a result of the event and our estimate of the portion of the loss we have insured or reinsured. As a result, we set aside only loss reserves applicable to losses incurred up to the reporting date, with no allowance for the provision of a contingency reserve to account for expected future losses. We will estimate and recognize losses arising from future events at the time the loss is incurred.

To assist us in establishing appropriate reserves for losses and loss expense, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses, we use this industry information to guide our loss and loss expense estimates. We will regularly review these estimates, and we will reflect adjustments, if any, in earnings in the periods in which they are determined. We have engaged, and we expect that we will continue, from time to time, to engage, independent external actuarial specialists to review specific reserving methods and results.

While we believe that we are able to make a reasonable estimate of our ultimate losses, we may not be able to predict our ultimate claims experience as reliably as other companies that have had insurance and reinsurance operations for a substantial period of time, and we cannot assure you that our losses and loss expenses will not exceed our total reserves.

Risk Management

We delegated underwriting authority to the leaders of our product lines and to the leaders of our geographic locations, each of whom is highly experienced. We have issued detailed letters of underwriting authority to each of our leaders of our product lines and intend to issue them to each of our underwriters. We intend to review these letters annually. These letters contain underwriting eligibility criteria and quantifiable limits depending on the product line. They also address acceptable terms and conditions. These letters are consistent with profitability guidelines in terms of return on allocated capital by product line. We have implemented a plan to compensate our underwriting officers based on the long-term returns on allocated capital of their respective product lines and intend to regularly review and revise our profitability guidelines to reflect changes in market conditions, interest rates, capital structure and market-expected returns.

We believe we employ a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. We believe this expertise is guided by the following underwriting principles:

•	Our own independent pricing or risk review of insurance and facultative risks;

•	Acceptance of only those risks that we believe will earn a level of profit commensurate with the risk they present; and

•	Limitation of the business we accept to only that business that is consistent with our corporate risk objectives.

Before we review any treaty proposal, we consider the appropriateness of reinsuring the client, by evaluating the quality of its management and its risk management strategy. In addition, we require each treaty to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered. We request information on the client's loss history for the perils being insured or reinsured, together with relevant underwriting considerations. If a treaty meets the preceding underwriting criteria, we evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives.

We are developing enterprise risk management processes to analyze market, event, credit and operational risks. We utilize a risk-adjusted return on capital approach to manage and allocate capital to different lines of business. We base this approach on risk management methodologies for catastrophe, market, credit, operational risk and asset/liability management from actuarial science and capital markets. This approach not only guides our risk-based pricing by setting target combined ratios for each line or product to achieve our targeted return of capital, but also helps build a diversified book of specialized insurance products, taking into account the effect of correlation, which is the degree to which events or financial results tend to correspond to each other.

We have integrated our in-house actuarial staff into our underwriting and decision making process. We use outside consultants as necessary to develop the appropriate analysis for pricing. We perform actuarial and risk analysis using commercial data and models licensed from the Insurance Services Offices, the Reinsurance Association of America, A.M. Best, Bloomberg and various professional service firms.

To monitor the catastrophe and correlation risk of our business, we subscribe to and utilize natural catastrophe-modeling tools. We are taking an active role in the evaluation of these commercial catastrophe pricing models and will look to supplement these models if necessary. We use modeling not just to underwrite individual risks, but also to optimize the total return and risk of our underwriting portfolio.

In addition to technical and analytical practices, our underwriters use a variety of means, including specific contract terms, to manage our exposure to loss. We include aggregate policy limits in the contracts of most of the business we write. Additionally, our underwriters use contract exclusions and terms and conditions, as appropriate, to further eliminate particular risk exposures that our underwriting team deems to be unacceptable.

We have also established an internal audit function to review our underwriting processes. The head of the internal audit function reports to the audit committee.

Investments

Our board of directors established our investment policies and created guidelines for hiring external investment managers. Management implements our investment strategy with the assistance of the external managers. Our investment guidelines specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. The board of directors monitors our overall investment returns and reviews compliance with our investment guidelines.

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management's forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk.

Our investment guidelines require compliance with applicable local regulations and laws. Without board approval, we will not purchase financial futures, forwards, options, swaps and other derivatives, except for instruments that are purchased as part of our business, for purposes of hedging capital market risks (including those within our structured product transactions), or as replication transactions, which are defined as a set of derivative, insurance and/or securities transactions that when combined produce the equivalent economic results of an investment meeting our investment guidelines. While we expect that the majority of our investment holdings will be denominated in U.S. dollars, we may make investments in other currency denominations depending upon the currencies in which loss reserves are maintained, or as may be required by regulation or law.

Competition

Insurance and Reinsurance

The insurance and reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates. Many of these competitors have more, and in some cases substantially more, capital and greater marketing and management resources than we expect to have, and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer. Because we have a limited operating history, many of our competitors also have greater name and brand recognition than we have. In particular, we compete with insurers and reinsurers that provide property and casualty-based lines of insurance and reinsurance, such as ACE, AIG, CNA, Chubb, XL Capital Ltd., Arch Capital Group Ltd., Swiss Reinsurance Company, Berkshire Hathaway Inc., Munich Re Group and St. Paul Travelers. In addition, there are other Bermuda insurers and reinsurers with whom we compete, such as Endurance Specialty Holdings Ltd., Axis Capital Holdings Limited, Allied World Assurance Company, Ltd., Platinum Underwriters Holdings, Ltd. and Montpelier Re Holdings Ltd. Furthermore, newly formed and existing insurance industry companies have recently raised capital to meet perceived demand in the current environment and address underwriting limit issues. We may not be aware of other companies that may be planning to enter into the same market segments in which we expect to compete or raise new capital. Competition varies depending on the type of business being insured or reinsured. In the specialty market, competition tends to focus more on availability, service and other value-based considerations than on price.

Competition in the types of business that we underwrite is based on many factors, including:

•	management's experience in the line of insurance or reinsurance to be written;

•	strength of client or broker relationships;

•	premiums charged and other terms and conditions offered;

•	services provided, products offered and scope of business, both by size and geographic location;

•	financial ratings assigned by independent rating agencies; and

•	reputation and quality of claims service.

Increased competition could result in fewer applications for coverage, lower premium rates and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital markets participants have recently created alternative products that are intended to compete with reinsurance products. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

Technical Services

The environmental consulting industry is also highly competitive. There are numerous professional engineering and consulting firms and other organizations that provide many of the services offered by us. These competitors range from small local firms to large national firms. The larger, well-established companies have substantially greater financial, management and marketing resources than we do. The smaller competitors tend to be highly specialized technical companies. We believe that the most important competitive factors in this industry include reputation, performance, price, geographic location and availability of technically skilled personnel.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers. S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). The objective of S&P and A.M. Best's ratings systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect only our ability to pay policyholder claims they are not a recommendation to buy, sell or hold our shares. These ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of, S&P and A.M. Best.

We have received a rating of "A−" (excellent) from A.M. Best, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We cannot assure you that we will be able to maintain this rating. A significant ratings downgrade would result in a substantial loss of business and business opportunities as insureds and ceding companies purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us and would have a material adverse effect on letters of credit outstanding under our credit facility and on certain other agreements.

Regulation

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda we operate under relatively less intensive regulatory regimes. However, in the United States and United Kingdom, licensed insurers and reinsurers, and in Ireland, licensed insurers, must comply with more complex financial supervision standards. Accordingly, Quanta Europe is subject to extensive financial regulation in Ireland, Quanta U.K. is subject to extensive regulation under applicable statutes in Ireland and the United Kingdom and Quanta Specialty Lines and Quanta Indemnity are subject to extensive financial regulation under applicable statutes in the United States.

Bermuda Regulation

As a holding company, Quanta Holdings is not subject to Bermuda insurance regulations.

The Insurance Act, which regulates the insurance business of Quanta Bermuda and Quanta U.S. Re, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority, or the BMA, which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as the BMA thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The BMA granted its approval for the registration of Quanta Bermuda as a Class 4 insurer and Quanta U.S. Re as a Class 3 insurer.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA's functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business with Class 4 insurers subject to the strictest regulation. Quanta Bermuda is registered as a Class 4 insurer and Quanta U.S. Re as a Class 3 insurer. We do not intend, at this time, to obtain a license for Quanta Bermuda or Quanta U.S. Re to carry on long-term business. Long-term business includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

Cancellation of Insurer's Registration

An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Quanta Bermuda and Quanta U.S. Re is at our principal executive offices in Bermuda, and Quanta

Bermuda's and Quanta U.S. Re's principal representatives are David R. Whiting and Scott J. Bradley. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the BMA setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio.

Independent Approved Auditor

Every registered insurer must appoint an independent auditor (the "approved auditor") who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Quanta Bermuda and Quanta U.S. Re, is required to be filed annually with the BMA. The approved auditor of Quanta Bermuda and Quanta U.S. Re must be approved by the BMA and may be the same person or firm which audits Quanta Bermuda's and Quanta U.S. Re's financial statements and reports for presentation to its shareholders. Quanta Bermuda's and Quanta U.S. Re's approved auditor is currently PricewaterhouseCoopers.

Loss Reserve Specialist

As a registered Class 4 and Class 3 insurer, each of Quanta Bermuda and Quanta U.S. Re, respectively will be required to submit an opinion of an approved loss reserve specialist with its statutory financial return in respect of its loss and loss adjustment expense provisions. We have appointed Ollie W. Sherman of Tillinghast Towers Perrin, as our qualified casualty actuary approved by the BMA to submit the required report.

Statutory Financial Statements

An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. GAAP. Each of Quanta Bermuda and Quanta U.S. Re, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return

Quanta Bermuda and Quanta U.S. Re are required to file with the BMA statutory financial returns no later than four months after their financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in his opinion it was reasonable for the directors to so certify. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Quanta Bermuda must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Quanta Bermuda is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)	$100,000,000;

(B)	50% of net premiums written (being gross premiums written less any premiums ceded by Quanta Bermuda, but Quanta Bermuda may not deduct more than 25% of gross premiums when computing net premiums written); and

(C)	15% of loss and other insurance reserves.

Quanta Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Quanta Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Quanta Bermuda is also prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files with the BMA at least seven days before payment of such dividends an affidavit stating that it will continue to meet the required margins.

Quanta Bermuda is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins. In addition, at any time it fails to meet its solvency margin, Quanta Bermuda will be required, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Under the Insurance Act, the value of the general business assets of a Class 3 insurer, such as Quanta U.S. Re must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Quanta U.S. Re is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)	$1,000,000
(B)	Net Premium Income ("NPI")	Prescribed Amount
	Up to $6,000,000	20% of NPI
	Greater than $6,000,000	The aggregate of $1,200,000 and 15% of the amount by which NPI exceeds $6,000,000 in that year.
In general, net premium income equals gross premium income after deduction of any premium ceded by the insurer for reinsurance; or
(C)	15% of the aggregate of the insurer's loss expense provisions and other general business insurance reserves.

Quanta U.S. Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Quanta U.S. Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Quanta U.S. Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval shall provide such information as the BMA may require. In addition, at any time it fails to meet its solvency margin, Quanta U.S. Re will be required, within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, neither Quanta Holdings nor Quanta Bermuda nor Quanta U.S. Re may declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer's liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to it. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Certain other Considerations

Although Quanta Holdings is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, Quanta Holdings may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As "exempted" companies, Quanta Holdings, Quanta Bermuda and Quanta U.S. Re may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Quanta Holdings' business, Quanta Bermuda's business or Quanta U.S. Re's business (as the case may be) carried on outside Bermuda. Quanta Bermuda and Quanta U.S. Re both are licensed insurers in Bermuda, and it is expected that they will be able to carry on activities from Bermuda that are related to and in support of their insurance business in accordance with their licenses.

Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition the BMA must approve all issuances and transfers of shares of a Bermuda exempted company.

The Bermuda government actively encourages foreign investment in "exempted" entities like Quanta Holdings that are based in Bermuda, but which do not operate in competition with local businesses. Quanta Holdings, Quanta Bermuda and Quanta U.S. Re are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda; however, Quanta U.S. Re will be taxed as a U.S. corporation.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate governmental authority. Such permission may be granted or extended upon showing that, after proper public advertisement, no Bermudian, or spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the advertised position. We employ primarily non-Bermudians. None of the executive officers of Quanta Holdings is a Bermudian, and all of these officers work in Bermuda under work permits. The Bermuda government recently announced a new policy that places a six-year term limit on individuals with work permits, subject to certain exceptions for key employees.

Irish Regulation

Quanta Europe is incorporated under the laws of Ireland and has a registered office in Ireland. As a non-life insurance company, Quanta Europe is subject to the regulation and supervision of the Irish Financial Services Regulatory Authority, or IFSRA, pursuant to the Insurance Acts and Regulations and is authorized to undertake various classes of non-life insurance business.

Quanta Europe is primarily regulated under the Insurance Acts and Regulations. In addition, Quanta Europe is subject to supervisory requirements imposed by IFSRA. These include the guidelines referred to in this section.

In addition to the obligations imposed on Quanta Europe by the Insurance Acts and Regulations, IFSRA has granted the authorization subject to certain conditions as is typical for Irish authorized insurers. The following are the main conditions that have been imposed:

•	Quanta Europe must not exceed the projected premium levels set out in the business plan submitted as part of its application for authorization without the consent of IFSRA. Any consent will be subject to Quanta Europe agreeing to any capitalization requirements determined by IFSRA;

•	Quanta Europe will not be permitted to reduce the level of its initial capital without the consent of IFSRA;

•	Quanta Europe may not make any dividend payments without IFSRA's prior approval;

•	no loans may be made by Quanta Europe without prior notification to and approval of IFSRA;

•	the management accounts (which are the revenue account, profit and loss account, balance sheet and statement of solvency) of Quanta Europe must be submitted to IFSRA on a quarterly basis for at least the initial three years of Quanta Europe's operation;

•	Quanta Europe must maintain a minimum solvency margin equal to 200% of the solvency margin laid down by the Insurance Acts and Regulations (and a solvency ratio (of free assets to net premium) of 50%); and

•	Quanta Europe must adhere to IFSRA's policy restricting the reinsurance business written by a direct insurer. Under this policy, a direct insurer is prohibited from engaging in reinsurance except to an extent that is not significant (to a maximum of 10% to 20% of its overall business) and subject to certain conditions. In practice IFSRA expects a direct writer to write reinsurance in very limited circumstances.

Annual Returns

Quanta Europe must file annual statutory insurance returns with IFSRA in the format prescribed by the European Communities (Non-Life Insurance Accounts) Regulations, 1995. Insurers must also pay annual supervision fees.

European Passport

Ireland is a member of the European Economic Area (the "EEA"). The EEA comprises each of the countries of the European Union (EU) (being, as at December 2004, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom) and Iceland, Liechtenstein, Norway, Estonia, Latvia, Lithuania, Czech Republic, Hungary, Malta, Cyprus, Poland, Slovakia and Slovenia. The EEA was established by a 1992 agreement the effect of which is to create an area of free movement of goods and services (including insurance services) within EEA countries. A consequential effect of the EEA agreement is that the rules on passporting of insurance services that apply between EU member states (described below) are extended to Iceland, Liechtenstein and Norway.

Ireland has implemented the EU's Third Non-Life Insurance Directive (92/49/EEC). This Directive introduced a single system for the authorization and financial supervision of non-life insurers by their home member state. Under this system, Quanta Europe is permitted to carry on the classes of insurance business for which it is authorized in Ireland in any other EEA Member State by way of freedom to provide services provided that it has notified IFSRA of its intention to do so and subject to complying with such conditions as may be required by the jurisdiction in which the insurance activities are carried out for reasons of the general good and such other conditions as are permitted under EU law and may be required by the regulator of that jurisdiction with respect to the carrying on of insurance business in that jurisdiction. IFSRA has notified the other Member States concerned and has informed Quanta Europe that it has done so. As a result, Quanta Europe is entitled to conduct business by way of freedom to provide services in these Member States.

We do not intend to license Quanta Europe or admit it as an insurer in any jurisdiction other than Ireland and the other EEA member states.

In addition to being entitled to conduct business under the freedom to provide services, Quanta Europe has established a branch in the United Kingdom and is writing certain EU and EEA sourced insurance and reinsurance business through this branch. This branch is supervised by IFSRA.

Qualifying Shareholding

The Insurance Acts and Regulations require that anyone acquiring or disposing of a "qualifying holding" in an Irish authorized insurer or anyone who proposes to increase that holding or to decrease it below specified levels must first notify IFSRA of their intention to do so. Any Irish-authorized insurer that becomes aware of any acquisition or disposal of a qualifying holding in that insurer or which result in a holding reaching or being reduced below one of the "specified levels" is required to notify IFSRA.

IFSRA has three months from the date of submission of a notification within which to oppose any such proposed acquisition if IFSRA is not satisfied as to the suitability of the acquiror "in view of the necessity to ensure sound and prudent management of the insurance undertaking."

A "qualifying holding" means a direct or indirect holding in an insurer that represents 10% or more of the capital or of the voting rights of the insurer or that makes it possible to exercise a significant influence over the management of the insurer. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the insurer becoming the acquiror's subsidiary.

Any person having a shareholding of 10% or more of our issued share capital would be considered to have an indirect qualifying holding in Quanta Europe, whether or not those shares confer 10% or more of our voting rights. IFSRA will need to pre-clear any change that results in the direct or indirect acquisition of a qualifying holding in Quanta Europe or a change that results in an increase in a holding to one of the specified levels.

Quanta Europe is be required, at such times as may be specified by IFSRA, and at least once a year, to notify IFSRA of the names of shareholders possessing qualifying holdings and the size of such holdings.

Transactions with Related Companies

Under the Insurance Acts and Regulations, prior to entering into any transaction of a material nature with a related company or companies (including, in particular, the provision of loans to and acceptance of loans from a related company or companies) Quanta Europe must submit to IFSRA a draft of any contract or agreement which is to be entered into by Quanta Europe in relation to the transaction. In addition to the above, there is a requirement that Quanta Europe notify IFSRA on an annual basis of transactions with related companies in excess of 10,000 Euro.

Financial Requirements

Quanta Europe is required to maintain technical reserves calculated in accordance with the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover Quanta Europe's underwriting liabilities.

Quanta Europe is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the "Insurance Accounts Regulations"). Such accounts must be filed with IFSRA and with the Registrar of Companies in Ireland.

Additionally, Quanta Europe is required to establish and maintain an adequate solvency margin and a minimum guarantee fund, both of which must be free from all foreseeable liabilities and not available for other purposes such as use as reserves. Currently, the solvency margin is calculated as the higher amount of a percentage of the annual amount of premiums (premiums basis) or the average burden of claims for the last three years (or seven years if Quanta Europe writes any credit, storm, hail or frost insurance) (claims basis). If in any year the solvency margin calculated for Quanta Europe is lower than that for the previous year, the solvency margin will be the previous year's solvency margin multiplied by the ratio of technical reserves (net of reinsurance) at the end of the last financial year to technical reserves (net of reinsurance) at the beginning of the year. The ratio cannot be greater than one. IFSRA may revalue downward the assets eligible to constitute the solvency margin in certain circumstances.

The minimum guarantee fund is equal to one third of the solvency margin requirement as set out above, subject to a minimum. It is not an additional fund and is included in the solvency margin. Where an insurer is part of an insurance group, the solvency margin must be recalculated to eliminate any double counting of capital within the group. If Quanta Europe writes any credit insurance it will be required to maintain a further reserve, known as an equalization reserve, in respect of that business. Quanta Europe is obliged to have a minimum paid up share capital of not less than 635,000 Euro which can form part of the solvency margin.

Investment Restrictions

The Insurance Acts and Regulations limit the categories of assets that may be used to represent technical reserves and the required solvency margin. They also impose asset diversification, localization and currency matching rules and limit the use of derivatives in relation to assets used to represent technical reserves.

The localization rules require that assets representing technical reserves in respect of EU risks be localized in the EU. The documents of title must be held in the EU and the assets themselves must comply with the tests for localization set out in the Insurance Acts and Regulations. The currency matching rules require that a proportion of the assets representing risks arising in any currency must be held in assets denominated or readily realizable in that currency.

Restrictions on Non-insurance Activities

Under the Insurance Acts and Regulations, Quanta Europe is required to limit its activities to the business of non-life insurance and operations arising directly from that business.

Books and Records

Quanta Europe is required to maintain proper records of its business at its registered office in Ireland.

IFSRA Guidelines

In addition to the Insurance Acts and Regulations, Quanta Europe is expected to comply with certain guidelines issued by IFSRA in July 2001. The following are the most relevant guidelines:

•	All insurers supervised by IFSRA are obliged to appoint a compliance officer, who must carry out the duties and functions set forth in the guidelines. The compliance officer may simultaneously hold other offices within the insurer.

•	All directors of insurers supervised by IFSRA are required to certify to IFSRA on an annual basis that the insurer has complied with all relevant legal and regulatory requirements throughout the year.

•	Every insurer must adopt an appropriate asset management policy having regard to its liabilities profile.

•	All insurers must formulate a clear and prudent policy on the use of derivatives for all purposes and, furthermore, have controls in place to ensure that the policy is implemented.

•	All non-life insurers are required to provide an annual actuarial opinion as to the adequacy of their reserves.

More recently, IFSRA issued guidelines relating to the evaluation of the reinsurance cover of primary insurers and the security of their reinsurers. We anticipate that further guidelines will be issued by IFSRA from time to time in the future.

Withdrawal of Authorization

An insurer supervised by IFSRA may have its authorization revoked by IFSRA, if IFSRA is satisfied that the insurer:

•	has not used its authorization for the last 12 months, has expressly renounced its authorization or has ceased to carry on business covered by the authorization for more than six months;

•	has been convicted of certain offences under the Insurance Acts and Regulations;

•	no longer fulfils the conditions for authorization required by the Insurance Acts and Regulations;

•	has been unable to take measures contained in a restoration plan or finance scheme envisaged by the Insurance Acts and Regulations;

•	fails seriously in its obligations under the Insurance Acts and Regulations;

•	fails to comply with a requirement to produce certain documentation pursuant to an investigation; or

•	fails to comply with a direction from IFSRA as provided for in the Insurance Acts and Regulations.

IFSRA may also suspend an authorization in certain circumstances. If IFSRA revokes the authorization of an insurer, the right of that insurer to continue its activities in another EEA member state, whether by way of freedom of services or through a right of establishment of a branch, will immediately cease.

Approval of Directors and Managers

In addition to the restrictions set forth above, IFSRA must approve the appointment of any new directors or managers of Quanta Europe, including managers of Quanta U.K.

Supervision, Investigation and Intervention

The Insurance Acts and Regulations confer on IFSRA wide-ranging powers in relation to the supervision and investigation of insurers, including the following:

•	IFSRA has power to require an insurer to submit returns and documents to it in such form as may be prescribed by regulation and to require that they be attested by directors and officers of the insurer. IFSRA may also require that they be attested by independent professionals and that they be published. Additionally, IFSRA has a right to disclose any such returns or documents to the supervisory authorities of other EU Member States;

•	IFSRA may require information in relation to the insurer or any connected body;

•	IFSRA has power to direct that an investigation of an insurer's affairs be carried out in order to be satisfied that the insurer is complying or has the ability to continue to comply with its obligations under the Insurance Acts and Regulations. If necessary IFSRA may seek a High Court order prohibiting the free disposal of an insurer's assets;

•	In certain circumstances, including where IFSRA believes that an insurer may be unable to meet its liabilities or provide the required solvency margin, IFSRA may direct the insurer to take measures including: closing to new business, limiting its premium income, restricting its investments in certain assets, realizing assets, maintaining assets in Ireland and any further measures specified in the direction;

•	If IFSRA considers that policyholders' rights are threatened, it can require the insurer concerned to produce a financial recovery plan, covering the next three years and to maintain a higher solvency margin; IFSRA is prohibited from issuing a certificate that the insurer meets the required solvency margin while it believes that policyholders' rights are threatened;

•	If the solvency margin of the insurer falls below the minimum guarantee fund, IFSRA must require the insurer to submit a short-term finance scheme; and

•	IFSRA may confer wide ranging powers on "authorized officers" in relation to insurers for the purpose of the Insurance Acts and Regulations. These powers include permitting an authorized officer to search a premises and remove documents. An authorized officer may also be empowered to compel persons to provide information and documentation and to prepare a report on specified aspects of the business or activities of an insurer and other prescribed persons.

Auditors to an insurer have a statutory duty to report to IFSRA in certain circumstances.

Certain breaches of the Insurance Acts and Regulations may constitute criminal offences and render the persons found guilty of such offences liable to fines and/or imprisonment.

Certain other Irish Law Considerations

Quanta Europe is subject to the laws and regulations of Ireland. The Irish Companies Acts, 1963 to 2001 (the "Companies Acts") and the common law include the following restrictions applicable to Quanta Europe:

•	Irish law requires the directors of a company to act in good faith for the benefit of the company and for example, prohibits the gratuitous use of corporate assets for the benefit of directors and persons connected with them;

•	Irish company law applies capital maintenance rules. In particular, Quanta Europe is restricted to declaring dividends only out of "profits available for distribution." Profits available for distribution are a company's accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized either by distribution or capitalization and such losses do not include amounts previously written-off in a reduction or reorganization of capital;

•	Irish law restricts a company from entering into certain types of transactions with its directors and officers by either completely prohibiting such transactions or permitting them only subject to conditions;

•	Irish law restricts the giving of financial assistance by a company in connection with the purchase of its own shares or those of its holding company;

•	All Irish companies are obliged to file prescribed returns (including, in most cases, audited accounts) in the Companies Registration Office annually and on the happening of certain events such as the creation of new shares, a change in directors or the passing of certain shareholder resolutions;

•	A private limited company cannot offer shares or debentures to the public. Quanta Europe is a private limited company;

•	A statutory body known as the Office of the Director of Corporate Enforcement (the "ODCE") has power to carry out investigations into the affairs of Irish companies in circumstances prescribed in the Companies Acts. The powers of the ODCE include the prosecution (both civil and criminal) of persons for suspected breaches of the Companies Acts; and

•	Certain civil and criminal sanctions exist for breaches of the Companies Acts.

Quanta Europe is also required to comply with laws such as Irish Data Protection law.

U.K. Regulation

Regulation of Quanta Europe's branch in the U.K.

Under U.K. law, a company may only engage in insurance and/or reinsurance business if it is authorized to do so. Quanta Europe is permitted to do so through a U.K. branch office which is one of its sources of business.

Regulation of Syndicate 4000 at Lloyd's

Our Syndicate 4000 at Lloyd's operations are subject to regulation by the Financial Services Authority, as established by the Financial Services and Markets Act 2000. Our Syndicate 4000 at Lloyd's operations are also subject to regulation by the Council of Lloyd's. The Financial Services

Authority has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd's syndicates, operating in the United Kingdom. Lloyd's operates under a self-regulatory regime arising under the Lloyd's Act 1982 and the Financial Services and Markets Act and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The Financial Services Authority monitors the Lloyd's market to ensure that managing agents' compliance with the systems and controls prescribed by Lloyd's enables those managing agents to comply with its relevant requirements. If it appears to the Financial Services Authority that either Lloyd's is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd's, the Financial Services Authority may intervene in its discretion.

We participate in the Lloyd's of London market through Syndicate 4000 at Lloyd's. Chaucer Plc. is the managing agent for Syndicate 4000. Quanta 4000 Ltd. provides underwriting capacity to Syndicate 4000 and is therefore a Lloyd's corporate member. By entering into a membership agreement with Lloyd's, Quanta 4000 Ltd. undertakes to comply with all Lloyd's bye-laws and regulations as well as the provisions of the Lloyd's Acts and the Financial Services and Markets Act. Syndicate 4000, as well as Quanta 4000 Ltd. and their respective directors, are fully subject to the Lloyd's regulatory regime.

Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit (which are referred to as Funds at Lloyd's) in an amount determined by Lloyd's equal to a specified percentage of the member's underwriting capacity. This amount is determined by Lloyd's through application of a risk based capital formula. The consent of the Council of Lloyd's may be required when a syndicate proposes to increase its underwriting capacity for the following underwriting year.

In December 2001, the Financial Services Authority introduced a new minimum solvency margin for all insurers, including corporate members of Lloyd's, which took effect for the December 31, 2001 solvency calculation. Under these requirements, Lloyd's must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. This margin can reduce the amount of distributable profits to the member or increase the liabilities required to be funded by the member.

If the managing agency concludes that an underwriting year cannot be closed by reinsuring outstanding claims or this reinsurance can not be negotiated on commercially acceptable terms, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd's of a corporate member without the consent of Lloyd's and such consent will only be considered where the member has surplus funds at Lloyd's.

The Council of Lloyd's has wide discretionary powers to regulate members' underwriting at Lloyd's. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd's ratio or the investment criteria applicable to the provision of Funds at Lloyd's. Exercising any of these powers might affect the amount of a corporate member's overall premium limit and consequently the return on an investment in the corporate member in a given underwriting year. In particular it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd's Franchise Board. The Lloyd's Franchise Board was formally constituted on January 1, 2003 and has now become the managing agent's principal interface with the Society of Lloyd's. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd's in which underwriting risk is prudently managed while providing attractive long term returns to capital providers.

Corporate members continue to have insurance obligations even after all their underwriting years have been closed through the purchase of reinsurance. In order to continue to perform these obligations, corporate members are required to stay in existence; accordingly, there continues to be an administrative and financial burden (including retaining the entire amount of Funds at Lloyd's and not withdrawing premiums) for corporate members between the time their memberships have ceased and the time their insurance obligations are extinguished, including the completion of financial accounts in accordance with the Companies Act 1985.

Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current members of Lloyd's. The Council of Lloyd's has discretion to call or assess up to 3% of a member's underwriting capacity in any one year as a Central Fund contribution. In addition, Lloyd's is considering a proposal to add a second tier of central assets to the existing central fund. The second tier would be built up through a compulsory interest bearing loan to the Society from the members. The Society would invest the proceeds of the loans in assets eligible for Society solvency. It is anticipated that the loans would be repaid on a rolling year basis as each year closes.

U.S. Regulation

We are developing our U.S. business through Quanta Indemnity, a U.S. licensed insurance company that is licensed to write insurance and reinsurance in 45 states and is an accredited reinsurer in Washington D.C., and by writing insurance on an excess and surplus lines basis in many states in the United States through Quanta Specialty Lines.

Holding Company Acts

State insurance holding company system statutes and related regulations provide a regulatory apparatus that is designed to protect the financial condition of domestic insurers operating within a holding company system. All insurance holding company statutes require disclosure and, in some instances, prior approval of material transactions between the domestic insurer and an affiliate. These transactions typically include sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, service agreements, guarantees and investments between an insurance company and its affiliates, involving in the aggregate specified percentages of an insurance company's admitted assets or policyholders surplus, or dividends that exceed specified percentages of an insurance company's surplus or income.

The state insurance holding company system statutes may discourage potential acquisition proposals, such as other U.S. insurers whom we may wish to acquire, and may delay, deter or prevent a change of control of Quanta Holdings, Quanta U.S. Holdings, Quanta Indemnity or Quanta Specialty Lines including through transactions, and in particular unsolicited transactions, that we or our shareholders might consider to be desirable.

Before a person can acquire control of a domestic insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner where the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquiror's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the closing of the acquisition of control. Generally, state statutes provide that "control" over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of the common shares of Quanta Holdings would indirectly acquire the same percentage of Quanta Specialty Lines' and Quanta Indemnity's common stock, the U.S. insurance change of control laws will likely apply to such a transaction.

Typically, the holding company statutes will also require each of our U.S. subsidiaries periodically to file information with state insurance regulatory authorities, including information concerning capital structure, ownership, financial condition and general business operations.

Regulation of Dividends and other Payments from Insurance Subsidiaries

The ability of a U.S. insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, these laws require prior regulatory approval before an insurer may pay a dividend or make a distribution above a specified level. In many U.S. jurisdictions, including the State of Indiana where Quanta Specialty Lines is domiciled and the State of Colorado where Quanta Indemnity is domiciled, this level currently is set at the greater of (1) 10% of the insurer's statutory surplus as of the end of the last preceding calendar year or (2) levels of the insurer's net income for the prior calendar year. In addition, the laws of many U.S. jurisdictions require an insurer to report for informational purposes to the insurance commissioner of its state of domicile all declarations and proposed payments of dividends and other distributions to securityholders.

The dividend limitations imposed by the state laws are based on statutory financial results, determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. In connection with the acquisition of a U.S. insurer, insurance regulators in the United States often impose, as a condition to the approval of the acquisition, additional restrictions on the ability of the U.S. insurer to pay dividends or make other distributions. These restrictions generally prohibit the U.S. insurer from paying dividends or making other distributions for a number of years without prior enhanced regulatory approval.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer's business. Insurers that report four or more unusual values are generally targeted for regulatory review.

Accreditation

The NAIC has instituted its Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these laws and regulations in order to become an "accredited" state. Accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in an unaccredited state.

Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements change from time to time and are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

•	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

•	declines in asset values arising from credit risk; and

•	declines in asset values arising from investment risks.

Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Equity investments in common stock typically are valued at 85% of their market value under the risk-based capital guidelines.

Under the approved formula, an insurer's statutory surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

•	insurer is required to submit a plan for corrective action,

•	insurer is subject to examination, analysis and specific corrective action,

•	regulators may place insurer under regulatory control, and

•	regulators are required to place insurer under regulatory control.

Guaranty Funds and Assigned Risk Plans

Most states require all admitted insurance companies to participate in their respective guaranty funds that cover various claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for automobile insurance and other lines for insureds which, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer's participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Participation in assigned risk pools tends to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.

Credit for Reinsurance

Licensed reinsurers in the United States are subject to insurance regulation and supervision that is similar to the regulation of licensed primary insurers. However, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. This contrasts with primary insurance policies and agreements, the rates and terms of which generally are regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

As a result of the requirements relating to the provision of credit for reinsurance, Quanta Bermuda and Quanta U.S. Re, Quanta Europe and Quanta U.K. are indirectly subject to some regulatory requirements imposed by jurisdictions in which ceding companies are licensed. Because we do not anticipate that Quanta Bermuda, Quanta U.S. Re, Quanta Europe nor Quanta U.K. will be licensed, accredited or otherwise approved by or domiciled in any state in the United States, primary insurers are only willing to cede business to Quanta Bermuda, Quanta U.S. Re, Quanta Europe or Quanta U.K., if we provide adequate security to allow the primary insurer to take credit on its balance sheet for the reinsurance it purchases. We typically provide this security through the posting of a letter of credit or deposit of assets into a trust fund for the benefit of the primary insurer.

Statutory Accounting Principles

Statutory accounting principles, or SAP, is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.

U.S. GAAP is concerned with a company's solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by State Insurance Departments, will determine, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiaries, which will affect, in part, the amount of funds they have available to pay dividends to us.

Operations of Quanta Bermuda, Quanta U.S. Re, Quanta Europe and Quanta U.K.

Quanta Bermuda and Quanta U.S. Re are not, and Quanta Europe and Quanta U.K., will not be, admitted to do business in the United States. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. We do not intend to allow Quanta Bermuda, Quanta U.S. Re, Quanta Europe and Quanta U.K. to maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction without a license, unless they can do so subject to an exemption from the licensing requirement or as an approved or accredited surplus lines insurer. We intend to operate Quanta Europe, Quanta U.K., and Quanta Bermuda and Quanta U.S. Re in compliance with the U.S. state and federal laws; however, it is possible that a U.S. regulatory agency may raise inquiries or challenges to these subsidiaries' insurance and reinsurance activities in the future.

Federal Regulation

Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government has shown increasing concern over the adequacy of the state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. subsidiaries' capital and operations, and the enactment of such laws or the adoption of such regulations could materially adversely affect our business.

The Gramm Leach Bailey Act ("GLBA") which made fundamental changes in the regulation of the financial services industry in the United States was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our U.S. subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

In response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. TRIA generally requires U.S. insurers, including Quanta Indemnity and Quanta Specialty Lines, to make coverage for certified acts of terrorism available to their commercial property and casualty policyholders, at the same limits and terms as are available for other coverages. Exclusions or sub-limited coverage for certified acts of terrorism may be established but solely at the discretion of the insured. TRIA also establishes a $100 billion federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to certified acts of terrorism.

A certified act of terrorism is defined by TRIA as an act of terrorism, resulting in aggregate losses greater than $5 million, that is violent or dangerous to human life, property or infrastructure, resulting in damage within the United States or its territories and possessions, or outside the United States in the case of a U.S. flagged vessel, air carrier or mission, committed by an individual or individuals acting on behalf of any foreign person or foreign interest in an effort to coerce the U.S. civilian population or influence the policy of or affect the U.S. government's conduct by coercion. We are currently unable to predict the extent to which TRIA may affect the demand for the products of our insurance company affiliates, or the risks that may be available for them to consider underwriting. The extent to which coverage for acts of terrorism will be offered by the insurance and reinsurance markets in the future is uncertain.

Legislative and Regulatory Proposals

From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. These proposals have included the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. Federal legislation is also being discussed that would require all states to adopt uniform standards relating to the regulation of products, licensing, rates and market conduct. We are unable to predict whether any of these or other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Employees

We currently employ approximately 288 full-time employees. Approximately 169 employees work in our specialty insurance, specialty reinsurance, programs and structured product lines. They primarily include underwriting officers, underwriters, actuaries, attorneys, claims personnel and administrative personnel. Approximately 119 work in our technical services product line. Of these employees, approximately 90 are professional staff with degrees in engineering, geological sciences, toxicology, chemistry, public health, biology, environmental science, and/or environmental management. Their backgrounds are in industry, consulting, and federal and state regulatory agencies.

We have entered into employment agreements with Messrs. Russ and Murphy through September 2008. The term of Mr. Russ' employment agreement continues until September 3, 2008 and will be automatically renewed for additional one-year terms unless notice of termination of Mr. Russ' employment is provided by us or Mr. Russ at least 90 days prior to the end of the term. The term of Mr. Murphy's employment agreement continues until September 3, 2008 and will be automatically renewed for additional one-year terms unless notice of termination of Mr. Murphy's employment is provided by us or Mr. Murphy at least 90 days prior to the end of the term. Further, we have an arrangement with David R. Whiting, who manages our Bermuda-based reinsurance operations, for employment through September 2005. While we also have arrangements with Mr. Brittain and Mr. Wang and other key employees for payment of salaries, bonuses and other compensation, none of these employees presently have non-competition agreements with us or agreements requiring us to employ them over a fixed term. Therefore, these other executive officers and key employees may voluntarily terminate their employment with us at any time and are not restricted from seeking employment with our competitors or others who may seek their expertise. We do not currently maintain key man life insurance policies with respect to any of our employees other than a $10 million policy on the life of Mr. Murphy.

Item 2.	Properties

We have executed a lease for office space in Bermuda that contains approximately 4,000 square feet. The lease expires on August 31, 2008. The annual lease payment for this office is approximately $140,000.

We have entered into a lease for office space in London that contains approximately 5,850 square feet. The initial term of the lease expires in June 2006. The annual lease payment for this office is approximately $216,000. We are entering into a lease for office space in Dublin that contains approximately 4,000 square feet. The initial term of the lease expires in April, 2030 and may not be terminated prior to April, 2015. The annual lease payment for this office is approximately $228,000.

The headquarters of Quanta U.S. Holdings and our other U.S. subsidiaries is located in New York, New York and contains approximately 57,000 square feet. The initial term of the lease for these premises expires in October 2013 with an option to extend the lease term by an additional 15 years. The annual lease payment for this office is approximately $2,441,000.

Our other offices in the U.S. are located in Reston, Virginia; Chicago, Illinois; Pittsburgh, Pennsylvania; Denver, Colorado; San Jose, California; San Francisco, California; Hartford, Connecticut; Dallas, Texas; Minneapolis, Minnesota; Alpharetta, Georgia, Cazenovia, New York; Boxborough, Massachusetts; Somerset, New Jersey and Cary, North Carolina. These offices are leased for a total of approximately $1.7 million per year for all these offices.

We believe that our facilities are sufficient for our foreseeable needs, other than in Bermuda where we may require additional space which we believe will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

Other than routine legal proceedings that we believe are, in the aggregate, not material to our financial condition and results of operations. We are not a party to any pending or threatened material litigation and are not currently aware of any pending or threatened material litigation. In the normal course of business, we may become involved in various claims and legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the National Market of The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "QNTA." The following table sets forth the quarterly high and low closing sale prices per common share as reported by Nasdaq for each quarter since listing on May 14, 2004.

	Common Shares
	High	Low
2004
Second Quarter (from May 14, 2004)	$11.00	$9.50
Third Quarter	$10.75	$8.03
Fourth Quarter	$9.50	$7.87

Holders

As of March 30, 2005, we had 56,798,218 common shares issued and outstanding, which were held by 11 holders of record. The 11 holders of record include Cede & Co., which holds shares on behalf of The Depository Trust Company, which itself holds shares on behalf of in excess of 800 beneficial owners of our common shares.

Dividends

Our board of directors currently does not intend to declare dividends or make any other distributions. Our board of directors plans to periodically reevaluate our dividend policy. Any determination to pay dividends in the future will be at the board's discretion and will depend upon our results of operations, financial condition and other factors deemed relevant by our board of directors. As a holding company, we depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is, and is expected to be, subject to regulatory, contractual, rating agency and other constraints.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities in 2004 and have not adopted a stock repurchase program.

Item 6.    Selected Financial Data

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	Predecessor						Quanta Capital Holdings Ltd. (3)
	For the year ended December 31,					For the period ended September 3, 2003	For the period from May 23, 2003 to December 31, 2003	For the year ended December 31, 2004
	1998	1999	2000	2001	2002
Selected Income Statement Data
Revenues:
Net premiums earned	$—	$—	$—	$—	$—	$—	$1,940	$237,140
Technical services revenues	30,599	32,452	29,218	28,448	28,628	20,350	11,680	32,485
Net investment income	76	62	53	33	23	13	2,290	14,307
Net realized gains	—	—	—	—	—	—	109	228
Other income	—	—	—	—	—	—	126	2,995
Total revenues	30,675	32,514	29,271	28,481	28,651	20,363	16,145	287,155
Expenses:
Net losses and loss expenses	—	—	—	—	—	—	1,191	198,916
Acquisition expenses	—	—	—	—	—	—	164	53,995
Direct technical services costs	20,085	20,588	17,615	17,576	17,193	12,992	8,673	23,182
General and administrative expenses and depreciation	6,705	7,971	9,784	8,793	8,765	5,971	44,630	65,643
Total expenses	26,790	28,559	27,399	26,369	25,958	18,963	54,658	341,736
Net income	$3,885	$3,955	$1,872	$2,112	$2,693	$1,400
Net loss before taxes							(38,477)	(54,581)
Provision for income taxes							—	—
Net loss after taxes							$(38,477)	$(54,581)
Weighted average common shares and common share equivalents outstanding basic and diluted	1,000,000	1,093,250	1,093,250	1,093,250	1,093,250	1,093,250	31,369,001	56,798,218
Net income (loss) per share basic and diluted (2)	$3.89	$3.62	$1.71	$1.93	$2.46	$1.28	$(1.23)	$(0.96)
Predecessor Pro Forma Data (unaudited):
Net income as shown above	$3,885	$3,955	$1,872	$2,112	$2,693	$1,400
Pro forma provision for income taxes (1)	1,511	1,538	728	822	1,048	545
Net income adjusted for pro forma income taxes	$2,374	$2,417	$1,144	$1,290	$1,645	$855
Pro forma net income per share basic and diluted (2)	$2.35	$2.21	$1.05	$1.18	$1.51	$0.78

	Predecessor						Quanta Capital Holdings Ltd. (3)
	As of December 31,					As of September 3, 2003	As of December 31, 2003	As of December 31, 2004
	1998	1999	2000	2001	2002
Summary Balance Sheet Data
Cash and cash equivalents	$61	$54	$78	$74	$73	$413	$47,251	$73,555
Trading Investments at fair value	—	—	—	—	—	—	467,036	559,430
Available-for-sale Investments at fair value related to deposit liabilities	—	—	—	—	—	—	—	40,492
Premiums receivable	—	—	—	—	—	—	10,961	146,784
Deferred acquisition costs	—	—	—	—	—	—	6,616	41,496
Deferred reinsurance premiums	—	—	—	—	—	—	1,925	47,416
Goodwill and other intangibles assets	—	—	—	—	—	—	21,351	20,617
Total assets	11,399	11,602	10,176	10,160	10,131	11,249	573,761	980,733
Reserves for losses and loss expenses	—	—	—	—	—	—	4,454	159,794
Unearned premiums	—	—	—	—	—	—	20,044	247,936
Environmental liabilities assumed	—	—	--	—	—	—	7,018	6,518
Deposit liabilities	—	—	—	—	—	—	—	43,365
Junior subordinated debentures	—	—	—	—	—	—	—	41,238
Total liabilities	4,742	4,033	3,731	4,003	3,681	5,199	86,278	549,834
Total shareholders' equity	$6,657	$7,569	$6,445	$6,157	$6,450	$6,051	$487,483	$430,909

(1)	As an S corporation, ESC, our predecessor, was not subject to U.S. federal income taxes. At the time of its acquisition, ESC became subject to U.S. income tax. Accordingly, the predecessor historical operating earnings have been adjusted, on a pro forma basis, to reflect taxes at a 38.9% rate including a 35% statutory rate for U.S. federal income taxes and a 3.9% rate, based on a 6% statutory rate for Virginia state income taxes less the related federal tax benefit.

(2)	Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. All potentially dilutive securities including stock options and warrants are excluded from the basic earnings per share computation. In calculating diluted earnings per share, the weighted average number of shares outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is antidilutive. Basic and diluted earnings per share are calculated by dividing income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

(3)	Includes the operations of ESC from September 3, 2003, the date of acquisition. We accounted for the acquisition of ESC as a purchase. See Note 4 to our consolidated financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2004 contained in this annual report on pages F-1 to F-47.

We caution you that, because of our limited operating history, our financial information is not indicative of the actual results that we expect to achieve in future periods. In addition, the financial data of our predecessor presented below and relating to its technical services business is neither comparable with nor representative of the actual results that we expect to achieve in future periods as we continue to develop our core product lines relating to specialty insurance and reinsurance. The technical services business of our predecessor is only a small portion of our business and is not representative of the principal business we are undertaking.

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. Through our operating subsidiaries in Bermuda, the U.S. and Europe, we focus on writing coverage for specialized classes of property and casualty insurance and reinsurance risks through teams of experienced and technically qualified underwriters. We define specialty insurance and reinsurance as those lines of business that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. Specialty lines of business require extensive technical underwriting skills and risk assessment resources in order to be profitably underwritten. We believe that a fully developed and well constructed portfolio of these specialty lines will produce superior returns on our capital. We are using our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also to underwrite some European risks. We are also writing specialty insurance and reinsurance in the United States on an admitted basis through our subsidiary, Quanta Indemnity Company, which is a U.S. licensed insurer with licenses in 45 states and is an accredited reinsurer in Washington, D.C. Further, we write specialty insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines Insurance Company. During the last quarter of 2004 we began to underwrite European Union sourced specialty insurance and reinsurance business through Quanta Europe, our Irish subsidiary located in Dublin, Ireland, which is the headquarters of our European business and started to underwrite specialty insurance business through Syndicate 4000 at Lloyd's in London. In the U.K., we obtained our branch license in February 2005 and are serving our London-based clients for European insurance and reinsurance business through that branch.

We acquired Environmental Strategies Corporation, known as ESC, on September 3, 2003. ESC is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provides risk assessment and technical services support to our environmental underwriters. We have also established Quanta Technical Services, which we use to provide risk assessment and evaluation technical services in our other specialty lines of insurance and to third parties on a fee basis. Through Quanta Technical Services and its subsidiaries, we also provide liability assumption programs under which these subsidiaries assume specified liabilities (which may, at times, include taking title to property) associated with environmental conditions in properties and agree to provide technical services and to perform the required remediation services.

We commenced substantive operations on September 3, 2003 and wrote a small number of insurance and reinsurance contracts during the fourth quarter of 2003. During the year ended

December 31, 2004 we continued to grow and diversify our specialty lines of business, and we experienced a significant increase in the number of insurance and reinsurance contracts underwritten.

We generated approximately $419.5 million of net premiums written during the year ended December 31, 2004 after premiums ceded on purchased reinsurance protection. We recognized approximately $237.1 million of net premiums earned for the year ended December 31, 2004. In addition to our net premiums written of $419.5 million, we expect to generate an estimated $20.1 million of additional net premiums written in future periods from existing reinsurance contracts entered into during the year ended December 31, 2004 as our risks attaching reinsurance policies mature.

The primary drivers of growth in our lines of business were the continued development of our relationships with important insurance and reinsurance brokers, our success during the January and July 2004 renewal seasons in the reinsurance industry, approvals from various state regulators and the establishment of Syndicate 4000. Our specialty insurance segment demonstrated continued premium growth during the year ended December 31, 2004 and our Lloyd's segment commenced underwriting specialty insurance business following receipt of regulatory approvals during the fourth quarter of 2004. Our specialty insurance segment continues to become an increasingly significant contributor to our overall business and represented approximately 40.0% of our total net premiums written in the year ended December 31, 2004. Because we only began to write specialty insurance and reinsurance business during the fourth quarter of 2003, we believe that our net premiums written and net premiums earned will increase as we further develop our current businesses and enter new product lines and insurance and reinsurance markets. In addition, we believe that our portfolio is not yet widely diversified either among classes of risks or source of origination. For example, during the year ended December 31, 2004, we wrote a residential builders' and contractors' program that accounted for approximately 57.7% of our specialty insurance segment gross written premium and, as described below, our specialty reinsurance segment showed significant concentrations across certain risk classes. In addition, our specialty reinsurance segment generated approximately 79% of its gross written premiums through four brokers. We expect, but cannot assure you, that our portfolio will diversify further through 2005.

We estimate that we incurred approximately $61.3 million of catastrophe losses relating to hurricanes Charley, Ivan, Frances and Jeanne during the year ended December 31, 2004. Substantially all of these losses occurred in the property line of business of our specialty reinsurance segment. Although these losses were within our exposure limits, both in terms of risk class and geographic location, as prescribed by our underwriting guidelines, we believe they were unusual and unexpected since their occurrence related to multiple events affecting a concentrated geographic location.

A number of insurance companies have been subpoenaed by U.S. regulators in connection with investigations relating to practices in the insurance industry. To date, we have not been served any subpoenas. We have received, and have responded to, requests for information from the North Carolina Department of Insurance and the Colorado Department of Insurance. We entered into placement service agreements and market service agreements with Aon Corporation and Marsh Inc. and have paid a total of $31,000 under these agreements as of December 31, 2004. We have accrued approximately $1.1 million in addition to the amount we have already paid under these agreements. At this time, it is not possible for us to determine the impact of any outcome of these investigations on our future results of operations. In addition, we do not know what the ramifications of the brokers' stated intent to formulate different commission structures, will be on our future results of operations, financial condition or liquidity as brokers will seek our participation in these commission structures.

With respect to market conditions, we believe that rates in the businesses we participate in continue to remain generally favorable with exceptions in the property insurance and reinsurance lines of business where we see deteriorating pricing trends. In the professional liability insurance market, where we had previously seen deteriorating pricing trends, we have seen recent signs of greater rate stability and more prudent pricing appears to be taking hold. We believe that favorable market conditions will continue to exist in the markets we are targeting in 2005. We will also continue to seek opportunities to provide insurance and reinsurance in areas that require both capacity and highly technical underwriting expertise.

Segment Information

We organize our business along five product lines and three geographies. Our two traditional product lines are specialty insurance and specialty reinsurance. We also have programs and structured products product lines. The products we offer our clients are written either as traditional insurance or reinsurance policies or are provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. Our fifth product line is our technical services line. However, for financial reporting purposes, some of our product lines are aggregated for purposes of the reportable segment disclosure included below:

•	Specialty insurance. Our specialty insurance segment excludes our Lloyd's operations, which, due to its characteristics, has its own reportable segment as described below. Our specialty insurance segment includes our traditional, structured and program specialty insurance products. Our traditional specialty insurance products include technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. Our specialty insurance segment writes business both on a direct basis with insured clients or by reinsuring policies that are issued on our behalf by third party insurers and reinsurers. Our specialty insurance programs include the HBW program.

•	Specialty reinsurance. Our specialty reinsurance segment includes our traditional, structured and program specialty reinsurance products. Our specialty reinsurance products include property, casualty and marine and aviation products while our structured reinsurance products include our trade credit business lines. We currently do not write reinsurance on a programs basis.

•	Lloyd's. Syndicate 4000 at Lloyd's, our Lloyd's segment, was created in December 2004 and currently writes traditional specialty insurance products including professional liability (professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions). We also plan to write specie and fine art.

•	Technical services. Our technical services segment provides diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provides technical and information management services to our specialty insurance and reinsurance segments.

The determination of these reportable segments reflects how we monitor the performance of our insurance and reinsurance operations. We refer to the specialty insurance, specialty reinsurance and Lloyd's segments as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment.

We allocate corporate general and administrative expenses to each segment based upon each segment's allocated capital for the current reporting period. We allocate capital to each of our segments through the estimated value-at-risk method, which uses statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. We do not manage our assets by segment and, as a result, net investment income, and depreciation and amortization are not evaluated at the segment level.

Main Drivers of our Results

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

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term liquidity funds, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. Under U.S. GAAP, our available-for-sale investments are carried at fair market value with unrealized gains and losses on the investments included on our balance sheet in accumulated other comprehensive income net of income taxes as a separate component of shareholders' equity. Our trading investments are recorded at estimated fair value with the change in fair value included in net realized gains on investments in the consolidated statement of operations and comprehensive (loss) income. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and to manage duration risk between investment assets and insurance liabilities, while maximizing investment returns through a diversified portfolio. Our investment returns are benchmarked against certain specified indices. However, the volatility in claim payments and the interest rate environment can significantly affect the returns we generate on our investment portfolios.

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

Net loss and loss expenses, which are net of loss and loss expenses recovered under our ceded reinsurance contracts, depend on the number and type of insurance and reinsurance contracts we write and reflect our best estimate of ultimate losses and loss expenses we expect to incur on each contract written using various actuarial analyses. Actual losses and loss expenses will depend on actual costs to settle insurance and reinsurance claims. Our ability to accurately estimate expected ultimate loss and loss expense at the time of pricing each insurance and reinsurance contract and the occurrence of unexpected high loss severity catastrophe events will be critical factors in determining our profitability.

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

General and administrative expenses consist primarily of personnel expenses, other operating overheads and professional fees. From time to time we engage administrative service providers and legal, accounting, tax and financial advisors. General and administrative expenses are a function of the development of our business, including the growth in personnel and the volume of insurance and reinsurance contracts written. These general and administrative expenses may be incurred directly by a segment or indirectly at the corporate level.

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

Results of Operations

The following is a discussion of Quanta Holdings' consolidated results of operations for the year ended December 31, 2004 and separately for the period from May 23, 2003 (date of incorporation) to December 31, 2003. The discussion and analysis of Quanta Holdings' results include the results of ESC, our predecessor, from September 3, 2003, the date Quanta Holdings acquired ESC, through December 31, 2004. We commenced substantive operations on September 3, 2003. During the period from May 23, 2003 (date of incorporation) to December 31, 2003, we wrote only a small number of insurance and reinsurance contracts and therefore comparisons between the year ended December 31, 2004 and the period from May 23, 2003 (date of incorporation) to December 31, 2003 are not meaningful.

ESC is our predecessor for accounting purposes and its business is wholly attributable to the technical services segment. Accordingly, we compare the results of operations of ESC for the year ended December 31, 2004 to the pro forma financial information for the year ended December 31, 2003 and to ESC's results of operations for the year ended December 31, 2002 within the discussion of our technical services segment under "Results by Segments."

Year ended December 31, 2004

Results of operations for the year ended December 31, 2004 were as follows:

Revenues	($ in thousands)
Gross premiums written	$494,412
Net premiums written	$419,541
Net premiums earned	$237,140
Technical services revenues	32,485
Net investment income	14,307
Net realized gains on investments	228
Net foreign exchange gains	978
Other income	2,017
Total revenues	287,155
Expenses
Net losses and loss expenses	(198,916)
Acquisition expenses	(53,995)
Direct technical services costs	(23,182)
General and administrative expenses	(63,463)
Depreciation and amortization of intangible assets	(2,180)
Total expenses	(341,736)
Income taxes	—
Net loss	$(54,581)

Revenues.

Technical services revenues were derived from the operations of ESC. Substantially all other revenues were generated by our underwriting subsidiaries in Bermuda, the U.S and Europe.

Premiums.    We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and we believe we were well positioned to fully commence underwriting operations by the beginning of 2004. Gross premiums written and net premiums written were $494.4 million and $419.5 million for the year ended December 31, 2004. We believe that our specialty reinsurance segment capitalized on the reinsurance opportunities during the January and July 2004 renewal seasons. The specialty reinsurance segment generated $251.8 million, or 50.9%, and $249.2 million, or 59.4%, of our gross and net premiums written during the year ended December 31, 2004. Our specialty insurance segment generated $239.4 million, or 48.4%, and $167.7 million, or 40.0%, of gross and net premiums written during the year ended December 31, 2004. The increase in our specialty insurance segment gross and net premiums written was primarily due to growth in U.S. insurance business as we received additional regulatory approvals and state licenses and developed key distribution channels through brokerage relationships.

The remaining $3.2 million, or 0.7%, and $2.6 million, or 0.6%, of gross and net premiums written for the year ended December 31, 2004 was generated by our Lloyd's segment, which commenced operations in December 2004.

We expect during 2005 that our insurance and reinsurance gross and net premiums written will continue to grow and that our Lloyd's segment will become a more significant contributor as we focus on continuing to execute our business strategy. We also expect that our reinsurance gross and net premiums written will decrease as a percentage of our total gross and net premiums written compared to 2004 as we continue to focus our business more towards the specialty insurance lines of business.

We have entered into reinsurance treaties for our marine and aviation reinsurance line of business and for each of our insurance lines of business in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance lines of business. We ceded $74.9 million of premium written under these treaties during the year ended December 31, 2004 and will execute similar treaties for the 2005 underwriting year. We also expect to enter into reinsurance treaties in our property reinsurance line of business applicable to the 2005 underwriting year.

Net premiums earned were $237.1 million in the year ended December 31, 2004. Our net premiums earned in the year ended December 31, 2004 reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the fourth quarter of 2003. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net written premiums that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $47.3 million at December 31, 2004 and will be earned and recognized in our results of operations in future periods. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003, we believe that our net premiums earned are not yet representative of a fully developed and diversified portfolio of insurance and reinsurance contracts and will increase as we further develop our current businesses and enter new lines of business and insurance and reinsurance markets.

Technical services revenues.    Technical services revenues were $32.5 million for the year ended December 31, 2004. Our technical services revenues for the year ended December 31, 2004 consisted of $14.5 million from direct labor and $18.0 million from subcontractor related activities.

Net investment income and net realized gains.    Net investment income and net realized gains totaled $14.5 million for the year ended December 31, 2004. Net investment income was $14.3 million during the year ended December 31, 2004, and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 2.7% for the year ended December 31, 2004. Net realized gains of $0.2 million during the year ended December 31, 2004, were generated primarily from the sale of fixed maturity securities as we sought to manage our total investment returns and the duration of our investment portfolios.

As of December 31, 2004, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately "AA".

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $198.9 million for the year ended December 31, 2004. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. Our estimate of our exposure to ultimate claim costs associated with these hurricanes based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers is $61.3 million, and is included in net losses and loss expenses for the year ended December 31, 2004. The actual amount of losses from the hurricanes may vary significantly from the estimate. As of December 31, 2004, other than claims related to these four hurricanes we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

We have used the Bornhuetter-Ferguson reserving method as our primary loss reserving methodology as of December 31, 2004 to estimate the ultimate cost of losses for our specialty reinsurance lines and our fidelity and technical risk property specialty insurance lines. The Bornhuetter-Ferguson reserving method uses an initial expected loss and loss expense ratio supplemented by our actual loss and loss expense experience to date. We have used an expected loss ratio method as our primary reserving methodology as of December 31, 2004 to estimate the ultimate cost of losses for our other specialty insurance business lines, whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and deducts any paid losses and loss expenses to arrive at estimated losses and loss expense reserves. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 83.9% for the year ended December 31, 2004, reflecting the impact of the third quarter hurricanes on our results for the year ended December 31, 2004. We expect that our total net loss ratio will decrease during 2005 as we continue to expand and diversify our lines of business and increase our net premiums earned. This expectation could change depending upon the occurrence of unusual or unexpected claim events, for example high severity catastrophe losses such as those that occurred during the third quarter of 2004. Excluding the impact of the third quarter hurricanes, our net loss and loss expense ratio for the year ended December 31, 2004 was 58.0%.

Acquisition expenses.    Acquisition expenses were $54.0 million for the year ended December 31, 2004. Acquisition expenses were a function of the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the year ended December 31, 2004 was 22.8%. Deferred acquisition costs include, as of December 31, 2004, $41.5 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

Direct technical services costs.    Direct technical services costs were $23.2 million for the year ended December 31, 2004, and were comprised of subcontractor and direct labor expenses at ESC. Direct technical services costs, as a percentage of technical services revenues were approximately 66.7% for the year ended December 31, 2004, which was consistent with direct technical services costs as a percentage of technical services revenues realized by ESC in prior periods.

General and administrative expenses.    General and administrative expenses were $63.5 million for the year ended December 31, 2004. General and administrative expenses for the year ended December 31, 2004 were comprised of $40.7 million of personnel related expenses and $22.8 million of other general and administrative expenses. Personnel related expenses grew steadily during 2004 in line with expectations as we grew our lines of business and increased the number of employees. General and administrative expenses include $55.7 million related to our underwriting segment, including $2.3 million of expenses charged by our technical services segment for information management services provided, and $10.1 million of expenses related to our technical services segment. Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 13.3% for the year ended December 31, 2004.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $2.2 million for the year ended December 31, 2004. Amortization of intangible assets consisted of the amortization of our customer relationships and non-compete arrangements related to the acquisition of ESC.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the year ended December 31, 2004, the net valuation allowance was approximately $13.3 million.

Period from May 23, 2003 (date of incorporation) to December 31, 2003

Results of operations for the period from May 23, 2003 (date of incorporation) to December 31, 2003 were as follows:

($ in thousands)
Revenues
Gross premiums written	$20,465
Net premiums written	$20,060
Net premiums earned	$1,940
Technical services revenues	11,680
Net investment income	2,290
Net realized gains on investments	109
Net foreign exchange losses	—
Other income	126
Total revenues	16,145
Expenses
Net losses and loss expenses	(1,191)
Acquisition expenses	(164)
Direct technical services costs	(8,637)
General and administrative expenses	(44,196)
Depreciation and amortization of intangible assets	(434)
Total expenses	(54,622)

Income taxes	—
Net loss	$(38,477)

Total revenues.    Total revenues of $16.1 million were comprised of net premiums earned of $1.9 million, technical services revenues of $11.7 million and investment income of $2.4 million, including net realized gains on sale of investments of $0.1 million. Technical services revenues were derived from the operations of ESC, which were included in our consolidated results of operations from the date of acquisition, September 3, 2003.

Premiums.    We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and wrote $20.5 million of gross written premium for the period ended December 31, 2003. Of this premium, 63.5%, or $13.0 million, was written by our specialty reinsurance segment and 36.5%, or

$7.5 million, was written by our specialty insurance segment. We ceded a small amount of our insurance risk, amounting to $0.4 million in premiums ceded. Net premiums earned in the period were $1.9 million reflecting the short duration of the period between the inception date of the contracts and December 31, 2003.

Technical services revenues.    Technical services revenues comprised $4.4 million and $7.3 million generated from direct labor and subcontractor related activities, respectively.

Net investment income and net realized gains.    Net investment income and net realized gains totaled $2.4 million for the period. Net investment income was $2.3 million and was derived primarily from interest earned on fixed maturity investments, and short term investments. Subsequent to the private offering of our shars on September 3, 2003 and our acquisition of ESC, our investments in cash assets increased by over $487 million representing cash proceeds from the private offering, net of placement fees and associated costs, of approximately $505.6 million less $18.5 million used to purchase ESC. Our average annualized effective yield (calculated by dividing net investment income by the time weighted average amortized cost of invested assets) for the period from the September 3, 2003 private offering to December 31, 2003 was approximately 1.4%. Initially our invested assets were held entirely in cash, liquidity funds and overnight cash deposits. In October 2003, we and our asset managers established an investment program to invest in a broader array of assets such as fixed income securities, in accordance with our investment guidelines as approved by our board of directors. As a result, our annualized effective yields have increased through 2004 as we moved the majority of our invested assets into longer term fixed income securities and similar instruments.

As of December 31, 2003, the average maturity duration of our investment portfolio was approximately 2.5 years with an average credit rating of approximately "AA".

Total expenses.    Total expenses were $54.6 million for the period and were comprised of net losses and loss expenses incurred of $1.2 million, net acquisition expenses of $0.2 million, direct technical services costs of $8.6 million, general and administrative expenses of $44.2 million and depreciation and amortization of $0.4 million.

Losses and loss expenses.    Net losses and loss expenses for the period ended December 31, 2003 were $1.2 million and were a function of our net premiums earned and expected ultimate losses and loss expenses.

Acquisition expenses.    Net acquisition expenses for the period ended December 31, 2003 were $0.2 million and were a function of the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Direct technical services costs.    Direct technical services costs totaled $8.6 million and were comprised of subcontractor and direct labor expenses at ESC. Direct technical services costs, as a percentage of technical services revenues were 70.4% for the period and was consistent with direct technical services costs as a percentage of technical services revenues realized by ESC in prior periods.

General and administrative expenses.    General and administrative expenses were $44.2 million for the period and were comprised of $35.6 million of personnel related expenses and $8.6 million of other overhead and start-up related expenses. Included in general and administrative expenses were $41.5 million related to our underwriting segment and $2.7 million of expenses related to our technical services segment. Personnel expenses, representing salaries and other benefits grew steadily during the period reflecting the ramp-up in our operations, including the growth in the number of our employees. Personnel expenses also included $16.7 million of non-recurring, non-cash stock compensation expense which related to common shares issued to our founding shareholders in connection with our initial capitalization on May 23, 2003 and also to certain of our directors and officers in connection with the private offering of our shares on September 3, 2003. These shares were issued at prices that were below the private offering price and, in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25") we are required to expense the difference between the issue price per share and the fair market value price per share, with a corresponding credit to additional paid-in capital. The private offering price was considered to be an approximation of the fair market price of the shares at the time of their issuance. General and administrative expenses also included approximately $0.6 million of non-recurring start-up related expenses, which were primarily related to legal and other professional costs.

Depreciation and amortization.    Depreciation and amortization for the period comprised depreciation of fixed assets and the amortization of our customer relationships and non-compete arrangements intangible assets related to the acquisition of ESC.

We did not record any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations included a 100% valuation allowance against net deferred tax assets. For the period ended December 31, 2003, the net valuation allowance was approximately $6.1 million.

Results by Segments

Underwriting

We principally provide insurance and reinsurance protection for risks that are often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that require extensive technical underwriting and assessment resources in order to be profitably underwritten. Our underwriting objective is to deploy capital to what we believe are the most attractive lines of business at the most opportune times in order to maximize our risk-adjusted returns on capital. In measuring the performance of our specialty insurance, specialty reinsurance and Lloyd's segments, we consider each segment's net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses. The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums written and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

Effective January 1, 2004, we allocate indirect corporate general and administrative expenses among each of our segments, including those related to underwriting operations, as described above under "Segment Information."

The following is a discussion of our net underwriting results and profitability measures by segment for the year ended December 31, 2004 and separately for the period from May 23, 2003 (date of incorporation) to December 31, 2003. Since we commenced substantive operations on September 3, 2003 and only wrote a small number of insurance and reinsurance contracts during the period from May 23, 2003 (date of incorporation) to December 31, 2003, comparisons between the year ended December 31, 2004 and the period from May 23, 2003 (date of incorporation) to December 31, 2003 are not meaningful.

Year ended December 31, 2004

The following table summarizes our net underwriting results and profitability measures for our segments for the year ended December 31, 2004.

	Specialty insurance	Specialty reinsurance	Lloyd's	Total underwriting
	($ in thousands)
Direct insurance	$133,434	$—	$3,166	$136,600
Reinsurance assumed	105,980	251,832	—	357,812
Total gross premiums written	239,414	251,832	3,166	494,412
Premiums ceded	(71,668)	(2,612)	(591)	(74,871)
Net premiums written	$167,746	$249,220	$2,575	$419,541

Net premiums earned	$75,037	$161,973	$130	$237,140
Other income	—	1,571	—	1,571
Net losses and loss expenses	(49,733)	(149,111)	(72)	(198,916)
Acquisition expenses	(14,284)	(39,708)	(3)	(53,995)
General and administrative expenses	(32,044)	(21,336)	(2,295)	(55,675)
Net underwriting loss	$(21,024)	$(46,611)	$(2,240)	$(69,875)
Ratios:
Loss and loss expense ratio	66.3%	92.1%	55.4%	83.9%
Acquisition expense ratio	19.0%	24.5%	2.3%	22.8%
General and administrative expense ratio	19.1%	8.6%	89.1%	13.3%
Combined ratio	104.4%	125.2%	146.8%	120.0%

Specialty insurance

Premiums.    Gross written premiums were $239.4 million for the year ended December 31, 2004 reflecting our increasing participation in the insurance marketplace and growth in our specialty insurance lines of business as we received various additional state regulatory approvals and developed our key distribution channels through brokerage relationships. The table below shows gross written premiums by business line whether written on a traditional insurance, programs or structured basis:

($ in thousands)
Technical risk property	$142,838
Professional liability	44,120
Environmental liability	35,914
Fidelity and crime	9,040
Surety	5,627
Trade credit	1,875
Total	$239,414

During the year ended December 31, 2004 we wrote, in our technical risk property product line, a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverage's for new home contractors throughout the U.S. This program, which we refer to as the HBW program, accounted for approximately $138.1 million, or 96.7%, of the technical risk property line of business and $138.1 million, or 57.7%, of total specialty insurance segment gross written premiums in the year ended December 31, 2004. The policies in the program are underwritten through a third party agent that we believe is an established specialist in this technical field. We expect that this program will continue to contribute substantial net written premiums during 2005 and that we will experience further growth and diversification in our other specialty insurance lines of business.

During the year ended December 31, 2004, approximately 44.3% of specialty insurance segment gross premiums were written as reinsurance of policies issued by another insurer on our behalf.

Approximately 57.7% of our specialty insurance segment gross written premiums of $239.4 million were generated through our HBW program. Approximately 11.4% of our specialty insurance segment gross written premiums were generated through Marsh Inc. during the year ended December 31, 2004. The remaining 29.9% of our specialty insurance segment gross written premiums were generated through a number of other brokers, none of which accounted for more than 10% of our total specialty insurance segment gross written premiums. We expect this broker concentration to decrease as we experience further growth and diversification in our specialty insurance lines of business.

Ceded premiums were $71.7 million during the year ended December 31, 2004 under the reinsurance treaties we purchased for each of our insurance lines of business. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned were $75.0 million representing the earning and amortization of premiums written and ceded during the year ended December 31, 2004 and the earning of premiums written in 2003.

Net losses and loss expenses.    Net losses and loss expenses were $49.7 million reflecting a loss and loss expense ratio of 66.3% for the year ended December 31, 2004. The net loss and loss expense ratio was higher than expected due to one full limit loss of $2.5 million on a technical risk property contract and estimated losses, based on currently available information, relating to hurricane Ivan of $0.6 million. Other than these specifc loss events as of December 31, 2004 we have received a limited amount of other reported losses in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. We expect that our loss and loss expense ratio will decrease slightly during 2005 as we continue to expand and diversify our lines of business and increase our net premiums earned.

Acquisition expenses.    Acquisition expenses were $14.3 million, or 19.0%, of net premiums earned for the year ended December 31, 2004. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses. Our acquisition expense ratio in the specialty insurance segment was higher than expected because we wrote several technical risk property contracts, including the residential builders' and contractors' risk program described above as reinsurance of policies issued by another insurer on our behalf that resulted in our incurring expenses in excess of 20% of written premiums. As we diversify and grow our specialty insurance lines of business, we expect that our acquisition expense ratio will decrease slightly during 2005.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $32.0 million, or 19.1%, of net premiums written for the year ended December 31, 2004. We expect our general and administrative expense ratio to continue to decrease during 2005 as we continue to expand our lines of business and increase our net premiums written.

Specialty reinsurance

Premiums.    Gross and net premiums written by our reinsurance segment were $251.8 million and $249.2 million for the year ended December 31, 2004 reflecting new accounts underwritten during this period driven primarily from our increasing participation in the reinsurance marketplace and additional premiums written on accounts bound in the fourth quarter of 2003. The table below shows gross written premiums by business line whether written on a traditional reinsurance, programs or structured basis:

($ in thousands)
Casualty	$105,405
Property	103,311
Marine and aviation	42,660
Trade credit	456
Total	$251,832

Our casualty reinsurance gross premiums written during the year ended December 31, 2004 are summarized in the table below by risk class.

Directors and officers' liability	36.9%
Employers' stop loss	15.2%
Multiline commercial umbrella program	9.8%
Other	38.1%
Total	100.0%

Our casualty reinsurance gross premiums written included in our other casualty category, was spread across 21 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the year ended December 31, 2004.

Our property reinsurance gross premiums written during the year ended December 31, 2004 are summarized in the table below by risk class.

Homeowners and commercial property	69.4%
Crop hail	30.6%
Total	100.0%

Our homeowners and commercial property risk class includes a single program covering property risks of small regional accounts throughout the U.S., which represents approximately 14.9% of our total property reinsurance gross premiums written during the year ended December 31, 2004. Our crop hail risk class covers crops throughout the U.S.

Our property premiums written include contracts written on excess of loss and quota share bases. Of our total property reinsurance gross premiums written of $103.3 million for the year ended December 31, 2004, 15.5% represents specific excess of loss contracts that we believe are exposed to losses from natural catastrophe events worldwide. The majority of our property quota share contracts are exposed to natural perils, including natural catastrophes.

Approximately 31.4%, 21.4%, 15.9% and 10.5% of our specialty reinsurance segment gross written premiums of $251.8 million were generated through Guy Carpenter & Company, Inc., Rattner MacKenzie Limited, Benfield Group and Willis Group. We expect this broker concentration to decrease as we experience further growth and diversification in our specialty reinsurance lines of business.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Ceded premiums were $2.6 million during the year ended December 31, 2004 under the reinsurance treaties we purchased for our marine and aviation line of business. Gross premiums written and ceded premiums are earned over the period of each insured risk.

Net premiums earned of $162.0 million reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the fourth quarter of 2003.

Other income.    Other income was $1.6 million for the year ended December 31, 2004 and includes explicitly defined fees related to non-risk bearing reinsurance contracts of $1.2 million.

Net losses and loss expenses.    Net losses and loss expenses were $149.1 million for the year ended December 31, 2004, and were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. Included in our expected ultimate losses are specific loss estimates on contracts of reinsurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. Our estimate of our exposure to ultimate claim costs in our specialty reinsurance segment associated with these hurricanes based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers is $60.7 million, and is included in net losses and loss expenses for the year ended December 31, 2004.

The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than claims related to these four hurricanes during the third quarter of 2004, as of December 31, 2004 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 92.1% for the year ended December 31, 2004 which was higher than expected reflecting the impact of the third quarter hurricanes. We expect that this ratio will decrease during 2005 as we continue to expand and diversify our lines of business and increase our net premiums earned, barring any further significant catastrophe losses. In addition, we expect during 2005 to enter into reinsurance treaties in our property reinsurance line of business to reduce the potential impact to our total net loss ratio from catastrophic events of similar magnitude as we experienced in 2004. Excluding the impact of the third quarter hurricanes, our specialty reinsurance segments' net loss and loss expense ratio and combined ratio (defined on page 51) for the year ended December 31, 2004 were 54.6% and 79.1%.

Acquisition expenses.    Acquisition expenses were $39.7 million, or 24.5%, of net premiums earned for the year ended December 31, 2004. These acquisition expenses primarily represented brokerage and ceding commissions.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $21.3 million, or 8.6%, of net premiums written for the year ended December 31, 2004. We expect our general and administrative expense ratio to remain comparable during 2005.

Lloyd's

We participate in the Lloyd's of London market through Syndicate 4000 at Lloyd's and have dedicated a significant amount of our capital to our Lloyd's business. The regulations of Council of Lloyd's determine the amount of premium that may be written, also known as stamp capacity, based on our funds at Lloyd's. We have funds at Lloyd's for each underwriting year in which we write business through Syndicate 4000 at Lloyd's. These funds may not be withdrawn until each underwriting year is closed which generally takes three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year.

Premiums.    We commenced underwriting specialty insurance lines at Syndicate 4000 at Lloyd's in December 2004. Gross written premiums and premiums ceded were $3.2 million and $0.6 million for the year ended December 31, 2004 and represented professional liability insurance business. Net premiums earned in the year ended December 31, 2004 were $0.1 million reflecting the short duration of the period between the inception dates of the contracts and December 31, 2004. We expect that our gross and net premiums written and net premiums earned will increase in future periods as we continue to grow our Syndicate 4000 at Lloyd's business and enter into additional insurance contracts.

Losses and loss expenses.    Net losses and loss expenses incurred of $0.1 million reflect a loss and loss expense ratio (calculated as losses and loss expenses incurred divided by net premium earned) of 55.5%. For the year ended December 31, 2004, given the segment's limited operating history and historical claims experience, we adopted an expected loss ratio methodology to estimate our ultimate cost of losses. As of December 31, 2004, we had not received any notifications of significant reported losses that were covered under Syndicate 4000's insurance contracts. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition costs.    Acquisition costs for the period were negligible, and primarily represented brokerage expenses.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $2.3 million, or 89.1%, of net premiums written for the year ended December 31, 2004 and were comprised of employee related expenses and start-up related costs. We expect our general and administrative expense ratio to decrease during 2005 as we continue to expand our lines of business and increase our net premiums written.

Period from May 23, 2003 (date of incorporation) to December 31, 2003

The following table summarizes our net underwriting results and profitability measures for our specialty insurance and reinsurance segments for the period from May 23, 2003 (date of incorporation) to December 31, 2003. Our Lloyd's segment was not established until the fourth quarter of 2004:

	Specialty insurance	Specialty reinsurance	Total underwriting
	($ in thousands)
Direct insurance	$7,469	$—	$7,469
Reinsurance assumed	—	12,996	12,996
Total gross premiums written	7,469	12,996	20,465
Premiums ceded	(405)	—	(405)
Net premiums written	$7,064	$12,996	$20,060

Net premiums earned	$339	$1,601	$1,940
Net losses and loss expenses	(183)	(1,008)	(1,191)
Acquisition expenses	(24)	(140)	(164)
General and administrative expenses	—	—	(24,814)
Net underwriting income (loss)	$132	$453	$(24,229)

During the period from May 23, 2003 (date of incorporation) to December 31, 2003, we did not allocate general and administrative expenses to our underwriting segments.

Specialty insurance

Premiums.    Gross written insurance premiums were $7.5 million for the period ended December 31, 2003. The table below shows gross written premiums by line of business:

($ in thousands)
Environmental liability	$3,816
Professional liability	2,729
Fidelity and crime	924
Total	$7,469

For the period ended December 31, 2003 we did not write any other lines of business in our specialty insurance segment. Premiums ceded of $0.4 million relate to proportional facultative reinsurance purchased for certain professional liability insurance policies written. Gross premiums written and ceded premiums are earned over the period of insured risk. Consequently, only $0.3 million of net premiums written were earned during the period reflecting the short period of time between policy inception and our year end.

Losses and loss expenses.    Net losses and loss expenses incurred of $0.2 million reflect a loss and loss expense ratio (calculated as losses and loss expenses incurred divided by net premium earned) of 54.0%. For the period ended December 31, 2003 we adopted an expected loss ratio methodology to estimate our ultimate cost of losses; this method multiplied premiums earned by an expected loss ratio that was derived, for each line of business, from pricing data, industry data and from information provided by brokers and insureds. As of December 31, 2003, we had not received any notifications of reported losses.

Acquisition costs.    Acquisition costs for the period were negligible, and primarily represented brokerage expenses.

Specialty reinsurance

Premiums.    Gross written reinsurance premiums were $13.0 million for the period ended December 31, 2003. The table below shows gross written premiums by line of business:

($ in thousands)
Casualty	$7,463
Property	5,533
Total	$12,996

Gross reinsurance premiums written primarily reflected a limited number of reinsurance contracts that were written during the month of December 2003, and are being earned over the period of reinsured risks. Consequently, only $1.6 million of reinsurance premiums written were earned during the period reflecting the short time period between contract inception and our year end. For the period ended December 31, 2003 we did not write any other reinsurance business.

Losses and loss expenses.    Net losses and loss expenses incurred of $1.0 million reflect a loss and loss expense ratio of 63.0%. For the period ended December 31, 2003, we adopted an expected loss ratio methodology to estimate our ultimate cost of reinsurance losses. As of December 31, 2003, we had not received any notifications of reported losses on our specialty reinsurance lines of business.

Acquisition costs.    Acquisition costs for the period were not significant, and primarily represented brokerage and reinsurance commission expenses that were in line with market rates.

Technical services

Year ended December 31, 2004 compared to period from September 3, 2003 to December 31, 2003 and period from January 1, 2003 to September 3, 2003

The following table summarizes and compares our technical services segment results for the year ended December 31, 2004 and, on a pro forma basis, the year ended December 31, 2003. Substantially all of these results were generated by the operations of our predecessor, ESC. The pro forma technical services segment results for the year ended December 31, 2003 are derived from the aggregation of segment results for the period from September 3, 2003 to December 31, 2003 and the segment results of ESC for the period January 1, 2003 to September 3, 2003 (the date of our acquisition of ESC). We believe that our comparative discussion on this pro forma basis provides a more meaningful analysis of the results of the technical services segment.

	Year ended	Period from		Pro forma Year ended
	December 31, 2004	September 3, 2003 to December 31, 2003	January 1, 2003 to September 3, 2003 (predecessor)	December 31, 2003
	($ in thousands)
Technical services revenues	$34,752	$12,261	$20,350	$32,611
Other income	586	100	14	114
Direct technical services costs	(23,182)	(8,637)	(12,992)	(21,629)
General and administrative expenses	(10,055)	(2,657)	(5,820)	(8,477)
Net technical services income	$2,101	$1,067	$1,552	$2,619

Technical services revenues.    Technical services revenues were $34.8 million for the year ended December 31, 2004, an increase of $2.2 million, or 6.6%, compared to $32.6 million for the pro forma year ended December 31, 2003. The increase of $2.2 million in technical services revenues consists of a $0.8 million increase in subcontractor revenue and a $1.4 million increase in direct labor revenue. The increase in subcontractor revenue during the year ended December 31, 2004 was the result of an increase in subcontractor remediation activity. The increase in direct labor revenue is a result of an increase in client spending on environmental projects.

Other income.    Other income totaled $0.6 million for the year ended December 31, 2004, an increase of $0.5 million, or 314.0%, compared to $0.1 million for the pro forma year ended December 31, 2003. The increase was primarily generated from our liability assumption program under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed. ESC did not engage in environmental liability assumption program activity during the period from January 1, 2003 to September 3, 2003.

Direct technical services costs.    Direct technical services costs were $23.2 million for the year ended December 31, 2004, an increase of $1.6 million, or 7.2%, compared to $21.6 million for the pro forma year ended December 31, 2003. The increase in direct technical services costs was primarily attributable to increased subcontractor expenses which resulted from an increase in the number, and change in the nature of, remediation projects undertaken during the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003. Direct technical services costs, as a percentage of revenue was 66.7% for the year ended December 31, 2004 compared to 66.3% for the pro forma year ended December 31, 2003.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $10.1 million for the year ended December 31, 2004, an increase of $1.6 million, or 18.6% compared to $8.5 million for the pro forma year ended December 31, 2003. The increase is primarily attributable to a general increase in underlying general and administrative expenses and increased salary and benefit expense related to hiring additional staff during the year ended December 31, 2004 compared to the pro forma year ended December 31, 2003.

Period from September 3, 2003 to December 31, 2003 and period from January 1, 2003 to September 3, 2003 compared to year ended December 31, 2002

The following table summarizes and compares our net technical services segment results for the year ended December 31, 2003 on a pro forma basis and the year ended December 31, 2002. These results were generated by the operations of our predecessor, ESC. The pro forma technical services segment results for the year ended December 31, 2003 are derived from the aggregation of segment results for the period from September 3, 2003 to December 31, 2003 and the segment results of ESC for the period January 1, 2003 to September 3, 2003 (the date of our acquisition of ESC). We believe that our comparative discussion on this pro forma basis provides a more meaningful analysis of the results of the technical services segment.

	Period from		Pro forma Year ended	Year ended
	September 3, 2003 to December 31, 2003	January 1, 2003 to September 3, 2003 (predecessor)	December 31, 2003 (predecessor)	December 31, 2002 (predecessor)
	($ in thousands)
Technical services revenues	$12,261	$20,350	$32,611	$28,628
Other income	100	14	114	23
Direct technical services costs	(8,637)	(12,992)	(21,629)	(17,193)
General and administrative expenses	(2,657)	(5,820)	(8,477)	(8,507)
Net technical services income	$1,067	$1,552	$2,619	$2,951

Technical services revenues.    Technical services revenues were $32.6 million for the pro forma year ended December 31, 2003, an increase of $4.0 million, or 13.9%, compared to $28.6 million for the year ended December 31, 2002. The increase of $4.0 million in technical services revenues consists of a $5.0 million increase in subcontractor revenue partially offset by a decrease of $1.0 million increase in direct labor revenue. The increase in subcontractor revenue during the pro forma year ended December 31, 2003 was the result of an increase in subcontractor remediation activity. The decrease in direct labor revenue was the result of delayed client spending on environmental projects.

Other income.    Other income totaled $0.1 million for the pro forma year ended December 31, 2003, an increase of $0.1 million compared to $0 for the year ended December 31, 2002.

Direct technical services costs.    Direct technical services costs were $21.6 million for the pro forma year ended December 31, 2003, an increase of $4.4 million, or 25.8%, compared to $17.2 million for the year ended December 31, 2002. The increase in direct technical services costs was primarily attributable to increased subcontractor expenses which resulted from an increase in the number, and change in the nature of, remediation projects undertaken during the pro forma year ended December 31, 2003 compared to the year ended December 31, 2002. Direct technical services costs, as a percentage of revenue was 66.3% for the pro forma year ended December 31, 2003 compared to 60.1% for the year ended December 31, 2002.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $8.5 million for the pro forma year ended December 31, 2003 compared to $8.5 million for the year ended December 31, 2002.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and technical services operations. As of December 31, 2004, we had operations in Bermuda, the U.S., Ireland and the U.K., including Syndicate 4000 at Lloyd's.

As a holding company, we will have continuing funding needs for general corporate expenses, the payment of principal and interest on current and future borrowings, taxes, and the payment of other obligations. Funds to meet these obligations will come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiaries. The ability of our operating subsidiaries to make these payments is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, that some of our subsidiaries maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us.

Financial condition

Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $559.4 million as of December 31, 2004 compared to $467.0 million at December 31, 2003. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company LLC, JP Morgan Investment Management Inc. and Loomis, Sayles & Company, L.P. Custodians of our externally managed investment portfolios are JP Morgan Chase Bank N.A. and Citibank N.A. Included in our investment portfolio is a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The total market value of this security was $20.1 million as of December 31, 2004. As of December 31, 2004, all of the fixed maturity investments were investment grade, with a weighted average credit rating of "AA" based on ratings assigned by S&P. Our cash and cash equivalents totaled $73.6 million as of December 31, 2004 compared to $47.3 million at December 31, 2003. The increase in our available-for-sale investments and cash and cash equivalents is primarily due to the growth in our premiums written during the year ended December 31, 2004 and the issuance of $41.2 million of junior subordinated debt securities, partially offset by claims notifications and associated loss payments we have made up to and including December 31, 2004. We expect that our fixed maturity investments and cash and cash equivalent balances will decrease during the early part of 2005 as we continue to pay loss and loss expenses related to reported claims, particularly those arising from the hurricane events during the third quarter of 2004.

Our insurance and reinsurance premiums receivable balances totaled $146.8 million as of December 31, 2004 compared to $11.0 million at December 31, 2003. The increase in premiums receivable reflects our growth across all specialty insurance and reinsurance segments during the year ended December 31, 2004 and the associated increase in the level of premiums written. Included in our premiums receivable are approximately $131.0 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of December 31, 2004, based on our review of the remaining balance of $15.8 million, which represents premiums installments that are currently due, there are no individually significant balances that are delinquent or uncollectible.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $41.5 million and $200.6 million, respectively, as of December 31, 2004 compared to $6.6 million and $18.1 million as of December 31, 2003. These increases were due to the growth in our premiums written during the year ended December 31, 2004. These amounts represent acquisition expenses and premiums on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $146.3 million as December 31, 2004 compared to $1.2 million as of December 31, 2003. The increase in our net loss and loss expense reserves reflects the growth in our business, the associated insured risks we assumed during the year ended December 31, 2004 and include our estimate of ultimate unpaid loss expenses totaling $16.3 million relating to hurricanes Charley, Frances, Ivan and Jeanne. Our estimate of our unpaid exposure to ultimate claim costs associated with these hurricanes is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers. The actual amount of future loss payments relating to the hurricanes may vary significantly from this estimate. Other than claims related to these four hurricanes during the third quarter of 2004, as of December 31, 2004 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. A description of the method we use to determine our loss reserves is included above under "Results of operations."

Our shareholders' equity was $430.9 million as of December 31, 2004 compared to $487.5 million as of December 31, 2003, reflecting a decrease of $56.6 million that was primarily related to a net loss of $54.6 million and a net change in unrealized losses on our investment portfolios of $1.5 million for the year ended December 31, 2004. As of December 31, 2004, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $13.3 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

Liquidity

2004 Operating Cashflow

We generated net operating cash flow of approximately $131.5 million during the year ended December 31, 2004, primarily related to premiums and investment income received and offset by general and administrative expenses paid. In addition, we also generated net proceeds from the issuance of Junior Subordinated Debentures of $38.8 million. During the same period, we invested net cash of $173.8 million in our investment assets and, as of December 31, 2004, had net cash and cash equivalent balances of $32.8 million. Included in our cash and cash equivalents and investments is $109.4 million that is held by Lloyd's to support our underwriting activities, $102.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $141.6 million that is pledged as collateral for letters of credit, $29.5 million that is on deposit with, or has been pledged to, U.S. state insurance departments and $40.5 million held in trust funds that are related to our deposit liabilities. Our cash flows from operations for the year ended December 31, 2004 provided us with sufficient liquidity to meet operating cash requirements during that period.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties.

On July 13, 2004, Quanta Holdings and certain designated insurance subsidiaries entered into a credit agreement providing for a secured bank credit facility and a revolving credit facility with a syndicate of lenders in the amount of $150 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. As of December 31, 2004, we had $141.6 million of secured letters of credit issued and outstanding under the facility. As of December 31, 2004, we have not made any borrowings under the revolving credit facility. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers.

The credit agreement has certain financial covenants, including a leverage ratio (consolidated indebtedness to consolidated total capital) of not greater than 0.35 to 1, a minimum consolidated net worth of at least $340 million and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The facility terminates on July 12, 2005. We intend to renew this facility or enter into a new facility but cannot assure you that this will be available to us on terms that are commercially reasonable, or at all. We may also enter into other credit facilities to support portions of our business.

On December 21, 2004, we participated in a private placement of $40.0 million of floating rate capital securities (the "Trust Preferred Securities") issued by Quanta Capital Statutory Trust I ("Quanta Trust"), a subsidiary Delaware trust formed on December 21, 2004. The Trust Preferred Securities mature on March 15, 2035, are redeemable at our option at par beginning March 15, 2010, and require quarterly distributions of interest by Quanta Trust to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") rate plus 385 basis points. Quanta Trust used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $41,200,000 of junior subordinated debt securities, due March 15, 2035, in the principal amount of $41,200,000 issued by us (the "Trust I Debentures"). We are using the net proceeds of $38.8 million, after the deduction of approximately $1.2 million of commissions paid to the placement agents in the transaction, from the sale of the Trust I Debentures to Quanta Trust for working capital purposes and to support the growth of our business.

On February 24, 2005, we participated in a private placement of a further $20.0 million of Trust Preferred Securities as part of a pooled transaction. The Trust Preferred Securities mature on June 15, 2035 are redeemable at our option at par beginning June 15, 2010, and require quarterly distributions of interest by Quanta Trust to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") rate plus 350 basis points. Quanta Trust used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $20,600,000 of junior subordinated debt securities, due March 15, 2035, in the principal amount of $20,600,000 issued by us (the "Trust II Debentures" and together with the Trust I Debentures, the "Debentures"). We are using the net proceeds of $19.6 million, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction, from the sale of the Trust II Debentures to Quanta Trust for working capital purposes and to support the growth of our business.

Uses of cash

In the near term, our principal cash requirements are expected to be investments in operating subsidiaries, losses and loss adjustment expenses and other policy holder benefits, brokerage and commissions, expenses to develop and implement our business strategy, other operating expenses, premiums ceded, capital expenditures, the servicing of borrowing arrangements (including the Junior Subordinated Debentures), and taxes. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our board of directors currently does not intend to declare dividends or make any other distributions to the shareholders of Quanta Holdings, our board plans to periodically reevaluate our dividend policy. Our cash requirements will also include the payment of any future dividends to our shareholders if and when our board of directors determines to change our dividend policy.

We have paid claims of $45.1 million relating to hurricane events of the third quarter of 2004 and expect that our cash requirements for the payment of reinsurance losses will be significant in future periods as we receive and settle claims associated with hurricanes Charley, Frances, Ivan and Jeanne.

We hired additional employees throughout 2004 to complement the growth in our specialty insurance and reinsurance segments. As a result our general and administrative expenses for the year ended December 31, 2004 are not fully representative of our current employee base. We anticipate that our cash requirements for the payment of annual salaries and benefits for these employees will increase in future periods as compared to the year ended December 31, 2004.

We incurred capital expenditures of $5.2 million during the year ended December 31, 2004 related primarily to the purchase and development of information technology assets. During 2005, we expect capital expenditures principally relating to information systems, furniture and fixtures and leasehold improvements to be less than $10 million. We expect to fund these capital expenditures through cash provided by our operating activities.

In addition to these cash requirements, under the purchase agreement with ESC, we will be required to pay ESC's former shareholders an earn-out payment if ESC achieves specified EBITDA targets. EBITDA generally is defined to mean earnings before interest, taxes, depreciation and amortization. Under the earn-out arrangements, if EBITDA for the two-year period ending December 31, 2005 is $7.5 million or greater, we will be required to pay an earn-out payment of $5.0 million. If EBITDA is greater than $7.0 million and less than $7.5 million, then we will be required to pay a pro rata portion of the $5.0 million. We cannot, at this time, determine with any certainty whether ESC will achieve these EBITDA targets, or estimate the amount of any potential earn-out payments that would be required if these targets are achieved.

We may also have substantial liabilities to clients, third parties and government authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business arising from the assessment, analysis and assumption of environmental liabilities, and the management, remediation, and engineering of environmental conditions constitute a significant portion of our technical services business. From time to time, we may offer a liability assumption program under which a special-purpose entity assumes specified liabilities (at times including taking title to property) associated with environmental conditions for which we provide technical services, which may be insured or guaranteed by us. These businesses involve significant risks, including the possibility that we may have substantial liabilities to clients, third parties and governmental authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business.

While we had sufficient liquidity to pay the losses we experienced in the past hurricane season, we may raise additional funds to further expand our business strategy, enter new lines of business and manage our expected growth. We may raise capital through debt or equity or other securities. The amount and timing of this capital raise will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. At this time, we are not able to quantify the amount of additional capital we may raise or will require in the future or predict the timing of any other future capital needs. Any future equity or debt financing, if available at all, may be on terms that are not favorable to us. If we raise capital through equity financings, your interest in our company will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of the shares that are currently issued and outstanding. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

Commitments

We have contractual obligations relating to commitments under the trust preferred securities and non-cancelable operating leases for property and office equipment described above under "Liquidity" as of December 31, 2004 as follows:

	Payments due by period
Contractual obligations ($000's)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$41,238	$—	$—	$—	$41,238
Interest on long-term debt obligations (1)	78,807	2,627	5,254	5,254	65,672
Operating lease obligations	41,922	4,735	8,094	5,700	23,393

Total	$161,967	$7,362	$13,348	$10,954	$130,303

(1)	The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at December 31, 2004 on the facility.

Off-balance sheet arrangements

Other than as described under "Liquidity" related to our Trust Preferred Securities offering through the Quanta Trust, as of December 31, 2004, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust, the issuer of the Trust Preferred Securities and a variable interest entity, since we are not the primary beneficiary of Quanta Trust. As of December 31, 2004, we have recorded the $41.2 million of Debentures, which were issued to Quanta Trust, on our consolidated balance sheet. The net proceeds of $38.8 million from the sale of the Debentures to Quanta Trust will be used for working capital purposes and to support the growth of our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust as described above under "Commitments." The Debentures are redeemable at the Company's option at par beginning March 15, 2010.

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

In all of the jurisdictions in which we operate insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We capitalize our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Generally, a higher financial rating creates a higher demand for insurance products. A higher financial rating will enable us both to write more business and to be more selective in the business we underwrite. Accordingly, allocation of capital sufficient to achieve business objectives is a critical aspect of any insurance organization, particularly a start-up insurance operation such as ours.

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

As described under "Liquidity" above we entered into a secured bank credit facility with a syndicate of lenders that allows us to provide to our insured clients up to $150 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of December 31, 2004, we had $141.6 million of secured letters of credit issued and outstanding under the facility.

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

We have received a rating of "A–" (excellent) from A.M. Best, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We cannot assure you that we will be able to maintain this rating. A significant ratings downgrade would result in a substantial loss of business and business opportunities as insureds and ceding companies purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us and would have a material adverse effect on letters of credit outstanding under our credit facility and on certain other agreements. We have not been rated by S&P.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of our consolidated financial statements.

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make certain judgments and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in the consolidated financial statements. The use of different assumptions and estimates could produce materially different estimates of the reported amounts. In addition, if actual events differ materially from management's assumptions used in applying the relevant accounting policy, there could be a material adverse effect on our results of operations and financial condition and liquidity.

We believe that the following critical accounting policies affect significant estimates used now or to be used in the future in the preparation of our consolidated financial statements.

Premiums Written, Ceded and Earned

The method by which we record and recognize premiums written differs based upon the nature of the underlying insurance or reinsurance contract.

Insurance premiums written are generally defined in the associated policies, are recorded on the inception date of the policies and are earned over the terms of the policies in proportion to the amount of insurance protection provided. Typically this results in the earning of premium on a pro rata as to time basis over the term of the related insurance coverage.

Reinsurance premiums written are recorded based on the type of the associated reinsurance contract. Typically, we write losses occurring and risks attaching contracts on a single year basis. We may on occasion write multi-year reinsurance contracts. Losses occurring reinsurance contracts cover losses that occur during the term of the reinsurance contract. Risks attaching contracts cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract. Reinsurance premiums written are earned on a pro rata over time basis over the expected term of the contract, typically 12 months for losses occurring contracts. Premiums written on risks attaching reinsurance contracts are recorded in the period in which the underlying policies or risks are expected to incept. Premiums earned on risks attaching contracts usually extend beyond the original term of the reinsurance contract resulting in recognition of premium earnings over an extended period, typically 24 months.

Reinsurance premiums on multi-year losses occurring reinsurance contracts that are payable in annual installments are recorded as premiums written on an annual basis at inception and on the contract anniversary dates if the reinsured has the ability to cancel, commute or change the coverage during the contract term or if the contract provides for varying amounts of reinsurance coverage for each annual period for which there is a specified premium installment.

Reinsurance premiums written on certain types of contracts, notably treaty quota share contracts, may not be known definitively on the inception date of the contract and therefore include estimates of premiums written. These estimates are based on data provided by the ceding companies or brokers, our underwriters' judgment and underlying economic conditions. Our estimates of written premiums are re-evaluated over the term of the contract period as underwriting information becomes available and as actual premiums are reported by the ceding companies or brokers. For certain excess of loss reinsurance contracts we record the minimum premium, as defined in the contract, as our estimated premium written at inception of the contract. Subsequent changes to our premium estimates are recorded as adjustments to premiums written in the period in which they become known and could be material. Adjustments may significantly impact net income in the period in which they are determined, particularly when the subject contract is fully or substantially expired resulting in the premium adjustment being fully or substantially earned.

Some of our contracts include retrospective rating provisions that adjust estimated premiums or acquisition expenses based upon experience and underwriting results. We also write certain structured insurance and reinsurance contracts as risk management solutions that cannot otherwise be provided by traditional contracts. Typically, we assume a measured amount of risk in exchange for a premium, a specified portion of which may be returnable to the insured based on the level of loss experience or underwriting profitability. Adjustments related to retrospective rating provisions that adjust estimated premiums or acquisition expenses are recognized over contract periods in accordance with the underlying contract terms based on current experience under the contracts. Reinstatement premiums that reinstate coverage limits under pre-defined contract terms and are triggered by the occurrence of a loss are written and earned at the time the associated loss event occurs. The original contract premium is earned over the remaining exposure period of the contract. Profit commissions are expenses that vary with and are directly related to acquiring new and renewal insurance and reinsurance business. Profit commission accruals are recorded in acquisition costs and are adjusted at the end of each reporting period based on the experience of the underlying contract. No claims bonuses are accrued as a reduction of earned premium and are adjusted at the end of each reporting period based on the experience of the underlying contract. Retrospective rating adjustments are necessarily based on underwriting results that include certain estimates relating to premiums and losses, and are therefore subject to adjustment as underwriting experience develops and actual underwriting results become known.

In the normal course of business, we purchase reinsurance or retrocessional coverage in order to increase our underwriting capacity and to limit our individual and aggregate exposures to risks of losses arising from the contracts of insurance or reinsurance that we underwrite. Reinsurance premiums ceded to reinsurers are recorded and recognized in a manner consistent with the terms of reinsurance agreement and the related premiums written under the original reinsured contracts or policies.

Premiums written and ceded relating to the unexpired periods of coverage or policy terms are recorded as unearned premium reserves and deferred reinsurance premiums, respectively.

In the normal course of our operations, we may enter into certain contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113") for financial reporting purposes either due to insufficient underwriting risk or insufficient timing risk or provide indemnification for insurance accounting under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"). For these contracts we follow the deposit method of accounting as prescribed in American Institute of Certified Public Accountants, known as the AICPA, Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). The deposit method of accounting requires that the premium we receive or pay, less any explicitly defined margins or fees retained or paid, is accounted for as deposit asset or deposit liability on our consolidated balance sheet. Explicitly defined fees retained or paid are deferred and recognized in other income in our consolidated statement of operations and comprehensive (loss) income according to the nature of the product or service provided.

For those contracts that transfer significant underwriting risk only and for reinsurance contracts where it is not reasonably possible that we can realize a significant loss even though we assume significant insurance risk, the deposit asset or liability is measured based on the unexpired portion of the coverage provided. The deposit asset or liability is adjusted for any losses incurred or recoverable based on the present value of the expected future cash flows arising from the loss event with the adjustment being recorded in net losses and loss expenses within our results of operations.

For those contracts that transfer neither significant underwriting risk nor significant timing risk and for contracts that transfer significant timing risk only, the deposit asset or liability is adjusted, and corresponding interest income or expense recognized within our results of operations, by using the interest method to calculate the effective yield on the deposit based on the estimated amount and timing of cash flows. If a change in the actual or estimated timing or amount of cash flows occurs, the effective yield is recalculated and the deposit is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the insurance or reinsurance contract. The adjustment is recorded as interest income or interest expense.

Acquisition Expenses and Ceding Commission Income

Acquisition costs are policy issuance related costs that vary with and are directly related to the acquisition of new and renewal insurance and reinsurance business, and primarily consist of commissions, third party brokerage and insurance premium taxes. Ceding commission income consists of commissions we receive on insurance and reinsurance business that we cede to our reinsurers.

Typically acquisition costs and commission income are based on a fixed percentage of the premium written or ceded. This percentage varies for each line or class of business and each type of contract written. Acquisition expenses and commission income are recorded and deferred at the time premium is written or ceded and are subsequently amortized in earnings as the premiums to which they relate are earned or expensed. Acquisition expenses are reflected in the consolidated statement of operations net of ceding commission income from our reinsurers. Acquisition costs relating to unearned premiums are deferred in the balance sheet as deferred acquisition costs net of commission income relating to deferred reinsurance premiums ceded.

Net deferred acquisition costs are carried at their estimated realizable value and are limited to the amount expected to be recovered from future net earned premiums and anticipated investment income. Any limitation is referred to as a premium deficiency. A premium deficiency exists if the sum of our anticipated losses, loss expenses and unamortized acquisition costs exceeds the recorded unearned premium reserve and anticipated net investment income. A premium deficiency is recognized by charging any deferred acquisition costs to acquisition expenses to the extent required to eliminate the deficiency. If the deficiency exceeds the deferred acquisition cost asset then a liability is accrued within loss and loss expense reserves for the excess deficiency.

Reinsurance Recoverables

Reinsurance assets due from our reinsurers under the terms of ceded reinsurance contracts include unpaid loss recoveries, loss and loss expense reserves recoverable and deferred reinsurance premiums. We are subject to credit risk with respect to our reinsurance ceded because the ceding of risk does not relieve us from our obligations to our insureds. To the extent our reinsurers default, we must settle these obligations without the benefit of reinsurance protection. Failure of our reinsurers to honor their obligations could result in credit losses. If the financial condition of any of our reinsurers deteriorates, resulting in their inability to make payments to us, we establish allowances for amounts considered potentially uncollectible from such reinsurers. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of our reinsurers to minimize our exposure to losses from reinsurer insolvencies.

As of December 31, 2004, our reinsurance recoverables recorded in the consolidated balance sheet were $13.5 million, of which approximately 48%, 16% and 11% was due from three reinsurers rated A+ by A.M. Best and approximately 10% was due from one reinsurer rated A++ by A.M. Best.

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized from future anticipated taxable income.

As of December 31, 2004, our net deferred tax assets were $13.3 million against which we provided a 100% valuation allowance on the basis that, given our limited operating history, the realization of deferred tax assets from our anticipated future taxable income is neither assured nor accurately determinable. If we subsequently assess that the valuation allowance, or any portion thereof, is no longer required an income tax benefit will be recorded in net income in the period in which such assessment is made.

Investments

Our publicly traded and non-publicly traded fixed maturity, short-term investments and equity securities that are classified as available-for-sale are recorded at estimated fair value with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income in the consolidated balance sheet. Our publicly traded and non-publicly traded fixed maturity and short-term investments that are classified as trading are recorded at estimated fair value with the change in fair value included in net realized gains on investments in the consolidated statement of operations and comprehensive (loss) income.

Short-term investments include highly liquid debt instruments and commercial paper that are generally due within one year of the date of purchase and are held as part of our investment portfolios that are managed by independent investment managers. The fair value of publicly traded securities is based upon quoted market prices. The estimated fair value of non-publicly traded securities is based on independent third party pricing sources.

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we periodically review our investments to determine whether an impairment, being a decline in fair value of a security below its amortized cost, is other than temporary. If such a decline is classified as other than temporary, we would write down, to fair value, the impaired security resulting in a new cost basis of the security and the amount of the write-down would be charged to the statement of operations and comprehensive (loss) income as a realized loss. The new cost basis would not be changed for subsequent recoveries in fair value. Some of the factors that we consider in determining whether an impairment is other than temporary include (1) the amount of the impairment, (2) the period of time for which the fair value has been below the amortized cost, (3) specific reasons or market conditions which could affect the security, including the financial condition of the issuer and relevant industry conditions or rating agency actions, and (4) our ability and intent to hold the security for sufficient time to allow for possible recovery.

Investments are recorded on a trade date basis. Our net investment income is recognized when earned and consists primarily of interest, the accrual of discount or amortization of premium on fixed maturity securities and dividends, and is net of investment management and custody expenses. Gains and losses realized on the sale of investments are determined on the first-in, first-out basis.

As of December 31, 2004, approximately 70.8% and 86.9% of the amortized cost of our available-for-sale investment portfolio was assigned an AAA credit rating and an A credit rating or above by S&P.

Capitalization of software costs

We capitalize software costs when the preliminary project stage is completed and management commits to fund the software project which it deems probable will be completed and used to perform the intended function. This policy is in accordance with AICPA Statement of Position 98-1 "Accounting for the costs of computer software developed or obtained for internal use" ("SOP 98-1"). Software costs that are capitalized include only external direct costs of materials and services consumed in developing, or obtained for internal use computer software.

We cease the capitalization of costs as soon as the project is substantially complete and ready for its intended purpose. We review the carrying value of capitalized software costs whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Reserve for Losses and Loss Expenses

As an insurance and reinsurance company we are required, under GAAP and applicable insurance regulations, to establish reserves for losses and loss expenses for estimates of future amounts to be paid in settlement of our ultimate liabilities for claims arising under the terms of written insurance and reinsurance policies that have occurred at or before the balance sheet date. Under GAAP, we are only permitted to establish loss and loss expense reserves for actual losses that have occurred before the balance sheet date. We do not record contingency reserves for expected future loss occurrences, nor do we discount our reserves for losses and loss expenses to be paid in the future.

The estimation of future ultimate loss liabilities is the most significant judgment made by management and is inherently subject to significant uncertainties. These uncertainties are driven by many variables that are difficult to quantify and include, for example, the period of time between the occurrence of an insured loss and actual settlement, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, internal and third party claims handling procedures, and the lack of complete historical data on which to base loss expectations. It may also be difficult for us to accurately estimate ultimate losses based on our own historical claim experiences because of our limited operating history.

The estimation of unpaid loss liabilities will be affected by the type or structure of the policies we have written. In the case of our direct insurance business we often assume risks for which claims experience will tend to be frequency driven. As a result, historical loss development data may be available and traditional actuarial methods of loss estimation may be used. Conversely, the available amount of relevant loss experience that we can use to quantify the emergence, severity and payout characteristics of the loss liabilities is limited for policies that are written with the expectation that potential losses will be characterized by lower frequency but higher severity claims, such as many of our reinsurance contracts written.

The estimation of unpaid loss liabilities will also vary in subjectivity depending on the lines or class of business involved. Short-tail business describes lines of business for which losses become known and paid in a relatively short period time after the loss actually occurs. Typically, there will be less variability in the ultimate amount of losses from claims incurred in the short-tail lines that we write such as technical risk property, property, marine, and aviation. Long-tail business describes lines of business for which actual losses may not be known for some time or for which the actual amount of loss may take a significantly longer period of time to emerge or develop. Our casualty, professional and environmental lines of business are generally considered longer tail in nature. Because loss emergence and settlement periods can be many years in duration, these lines of business will have more variability in the estimates of their loss and loss expense reserves.

Our loss and loss expense reserves fall into two categories: reserves for unpaid reported losses and for losses incurred but not reported, or IBNR, claims. Reported claim reserves are based initially on claim reports received from insureds, brokers or ceding companies, and may be supplemented by our claims professionals with estimates of additional ultimate settlement costs. IBNR reserves are calculated using generally accepted statistical and actuarial techniques. In applying these techniques, we rely on the most recent information available, including pricing information, industry data and on our historical loss and loss expense experience. Where our historical loss information is limited, we increase our reliance on individual pricing analyses and industry loss information to guide our estimates. We may also utilize commercially available computer models to evaluate future trends and to estimate ultimate claim costs. From time to time we engage independent external actuarial specialists to review our estimates of loss and loss expense reserves and our reserving methods. Even though our reserving techniques are actuarially sound, there may still be significant subsequent adjustments to loss and loss expense reserves due to the nature of our business and the risks written.

As of December 31, 2004, the primary reserving method we used to estimate the ultimate cost of losses for our specialty reinsurance lines and our fidelity and technical risk property specialty insurance business lines was the Bornhuetter-Ferguson actuarial method. The Bornhuetter-Ferguson actuarial method selects an initial expected loss and loss expense ratio supplemented with our actual loss and loss expense experience to date to support the estimation of losses and loss adjustment expenses. Our initial expected loss and loss expense ratio for our specialty reinsurance business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. Our initial expected losses and loss expense ratios selected for our fidelity and technical risk property specialty insurance lines are based on benchmarks derived by our underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

The primary reserving method we used to estimate the ultimate cost of losses for our other specialty insurance business lines was an expected loss ratio methodology whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and deducts any paid losses and loss expenses to arrive at estimated losses and loss expense reserves. This method is commonly applied when there is insufficient historical loss development experience available. Our initial expected losses and loss expense ratios selected are based on benchmarks derived by our underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

As of December 31, 2003, given our limited operating history and historical claims experience, the primary reserving method adopted was an expected loss ratio methodology whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and deducts any paid losses and loss expenses to arrive at estimated loss and loss expense reserves. This method is commonly applied when there is insufficient historical loss development experience available. The initial expected loss ratios were derived from pricing, loss and exposure information provided by brokers, ceding companies and insureds and supplemented by available industry data.

We believe that these assumptions represent a realistic and appropriate basis for currently estimating our loss and loss expense reserves. However, given our limited operating history, we believe that our estimates of loss and loss expense reserves may be subject to significant volatility and as our own loss experience begins to develop, we may expand our reserving analyses to include other commonly used methods. These reserving methods may lead to reserve estimates that are more volatile than those based upon a long, consistent history of our own reported loss experience.

We continually review our reserve estimate and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. Loss and loss expense reserves established in prior periods are adjusted as claim experience develops and new information becomes available. Any adjustments to previously established reserves, resulting from a change in estimate, may significantly impact current period underwriting results and net income by reducing net income if previous period reserve estimates prove to be deficient or improve net income if prior period reserves become redundant. Losses and loss expense arising from future insured events will be estimated and provided for at the time the losses are incurred and could be substantial.

As of December 31, 2004, a 10% change in our reserves for loss and loss expenses of $159.8 million would equate to a $16.0 million change in our reserves for loss and loss expenses, which would represent 29.3% of our net loss for the year ended December 31, 2004 and 3.7% of our shareholders' equity as of December 31, 2004.

Environmental Remediation Liabilities Assumed

In our technical services segment we assume environmental liabilities in exchange for remediation fees and contracts to perform the required remediation in accordance with the underlying remediation agreements. We estimate our initial and ongoing ultimate liabilities for such environmental remediation obligations using actual experience, past experience with similar remediation projects, technical engineering examinations of the contaminated sites and state, local and federal guidelines. However, we cannot assure you that actual remediation costs will not significantly differ from our estimated amounts. We continually review our estimates for ultimate remediation costs taking into account all currently known information and updated assumptions related to unknown information. Any adjustments to previously established liabilities, resulting from a change in our estimates, may significantly impact our current period operating results. As of December 31, 2004, we had assumed one environmental remediation project for which we recorded an estimated liability of $6.5 million.

When we receive consideration for the assumption of a remediation liability that is in excess of our estimate of the related environmental remediation liability, we initially defer the excess amount and record it in deferred income on the consolidated balance sheet. This deferred remediation revenue is recognized in earnings over the anticipated remediation period using the cost recovery or percentage-of-completion method that is based on the ratio of remediation expenses actually incurred and paid to total anticipated remediation costs. As of December 31, 2004, we had deferred approximately $0.6 million of remediation revenue that was included in deferred income.

Technical services revenues

Technical services revenue is primarily derived from short-term technical services arrangements with customers. Generally, technical services revenue is earned in the period for which services are performed. Included in technical services revenue is accrued but unbilled revenue that arises mainly due to a time lag in billing cycle and special billing arrangements with customers.

From time to time, we retain subcontractors to perform certain services under contracts with our technical services customers. Technical services revenue is recognized on a gross basis when we are the primary obligor in the arrangement and we bear the ultimate risks of providing such subcontracted services. In assessing whether gross revenue reporting is appropriate, we consider a number of factors such as whether we act as principal in the transaction, retain the general risks of loss for collection, delivery, or returns, or whether we have control over contract pricing and vendor selection. For the year ended December 31, 2004 and the period from September 3, 2003 to December 31, 2003, we incurred approximately $12.3 million and $5.5 million of direct costs, exclusive of mark-up, respectively, related to subcontractor arrangements. Our technical services revenue would be significantly reduced if these arrangements were recorded on a net of direct cost basis.

Other accounts receivable

The majority of our other accounts receivable balances comprise amounts due under technical services arrangements with customers. We establish bad debt allowances, or valuation reserves, based on specific identification of likely losses of accounts with individual customers. We periodically re-evaluate these valuation reserve estimates, if any, and adjust them as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause these valuation reserves to be revised include changes in our clients' financial standing such as liquidity and credit quality, and other factors that negatively impact our clients' ability to pay their obligations as they become due.

Stock-based compensation

We currently account for stock compensation in accordance with APB 25. Compensation expense for stock options and stock-based awards granted to employees is recognized using the intrinsic value method to the extent that the fair value of the stock exceeds the exercise price of option or similar award at the measurement date. The compensation expense, if any, is recorded in our results of operations over the shorter of the vesting period of the award or employee service period. Generally, we will issue stock options and stock-based awards to employees with a strike price equal to the estimated fair value of the stock on the grant date of the award such that no compensation expense recognition is required, in accordance with APB 25.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) "Share-based payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires pro forma compensation expense disclosure for employee stock options, and supersedes APB 25. Generally, the approach in SFAS 123(R) is similar to SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and, accordingly, SFAS 123(R) does not allow pro forma disclosure as an alternative to financial statement recognition. SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005. We are currently evaluating the effects of this statement on our financial reporting.

Derivative Instruments and Hedging Activities

We engage in certain derivative related activities and have adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."

We primarily enter into investment related derivative transactions, as permitted by our investment guidelines, and typically for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. We may also, as part of our business, enter into derivative transactions for the purpose of replicating approved investment, insurance or reinsurance transactions that meet our investment or our underwriting guidelines. As of December 31, 2004, we hold in our available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The component of the bond that is linked to the mortality index has been determined, under SFAS 133, to be an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS 133. We have not designated any of our derivative instruments as hedging instruments.

We recognize all standalone derivative instruments as either other assets or liabilities and embedded derivatives as part of their host instruments in our consolidated balance sheet and we measure all derivative instruments at their fair value. The fair values of derivative instruments are based on market prices and equivalent data provided by independent third parties. When market data is not readily available, we use analytical models to estimate the fair values of these instruments based on their structure, terms and conditions and prevailing market conditions. We recognize changes in the fair value of derivative instruments in our consolidated statement of operations in other income. The nature of derivative instruments and estimates used in estimating their fair value, changes in fair value of derivatives and realized gains and losses on settled derivative instruments may create significant volatility in our results of operations in future periods.

Annual Incentive Plan

We adopted an Annual Variable Cash Compensation Plan ("Annual Incentive Plan") which is generally available to our employees. Awards paid under this plan are dependent on performance measured at an individual and line of business level. In general, our Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to our shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards vest and are paid out over four annual installments. Unvested amounts are subject to adjustments to the extent that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

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

Recent Accounting Pronouncements

See Note 2(w) to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk and Functional Currency

Our reporting currency is the U.S. dollar. Although we have not experienced any significant net exposures to foreign currency risk, we expect that in the future our exposure to market risk for changes in foreign exchange rates will be concentrated in our investment assets, investments in foreign subsidiaries, premiums receivable and insurance reserves arising from known or probable losses that are denominated in foreign currencies. We generally manage our foreign currency risk by maintaining assets denominated in the same currency as our insurance liabilities resulting in a natural hedge or by entering into foreign currency forward derivative contracts in an effort to hedge against movements in the value of foreign currencies against the U.S. dollar. These contracts are not designated as specific hedges for financial reporting purposes and therefore realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. A foreign currency forward contract results in an obligation to purchase or sell a specified currency at future date and price specified at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We have not and do not expect to enter into such contracts with respect to a material amount of our assets or liabilities. At December 31, 2004, the net contractual amount of foreign currency forward contracts was zero, with a net fair market value of $(0.3) million.

Our non-U.S. subsidiaries maintain both assets and liabilities in their functional currencies, principally Euro and sterling. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Exchange rate fluctuations in Euro and sterling functional currencies against our U.S. dollar reporting currency are reported as a separate component of other comprehensive (loss) income in shareholders' equity. Foreign exchange risk associated with non-US dollar functional currencies of our foreign subsidiaries is reviewed as part of our risk management process and we employ foreign currency risk management strategies, as described above, to manage our exposure. Exchange rate fluctuations against non-U.S. dollar functional currencies may materially impact our consolidated statement of operations and financial position.

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of December 31, 2004, our investment portfolio included $12.4 million, or 2.1%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. $11.4 million of these securities were rated AAA and $1.0 million were rated BBB, and were substantially hedged into U.S. dollars according to our investment guidelines.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of December 31, 2004, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under Management by Third Party Investment Managers of approximately $583.8 million would have been an estimated decrease in market value of approximately $17.7 million, or 3.0%, and the impact on our net invested assets, including cash and cash equivalents, under management by third party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $12.8 million, or 2.2%.

As of December 31, 2004, our investment portfolio included AAA rated mortgage-backed securities with a market value of $151.2 million, or 27.0%, of investments excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will typically be Aa3/AA– and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of December 31, 2004, the average credit quality of our investment portfolio was AA, and all fixed income securities held were investment grade. Included in our investment portfolio was $20.0 million in par value of variable rate mortality linked securities issued by a single issuer which mature on January 1, 2007. We are subject to loss of principal and interest in the event of the occurrence of certain changes in a predefined mortality index. As of December 31, 2004, the fair value of the security was $20.1 million and represented approximately 3.6% of our investments excluding trading investments related to deposit liabilities.

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

We are also exposed to credit risk relating to our premiums receivable balance. As of December 31, 2004, our premiums receivable balance was $146.8 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts permit the right of offset premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations. The effects of inflation could cause the severity of claim costs to increase in the future. Our estimates for losses and loss expenses include assumptions, including those relating to inflation, about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above our estimated reserves that are established for these claims, we will be required to increase reserves for losses and loss expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. The actual effects of inflation on our results cannot be accurately determined until claims are ultimately settled.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements. Statements using words such as "believes," "expects," "intends," "estimates," "projects," "predicts," "assumes," "anticipates," "plans," and "seeks" and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this annual report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms and limits of the products we write or intend to write;

•	the risk that we may not be able to fully implement our business strategy;

•	our limited operating history;

•	our insurance and reinsurance business is not widely diversified among classes of risk or sources of origination;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	changes in the availability, cost or quality of reinsurance;

•	our ability to hire, retain and integrate our management team and other personnel;

•	changes in rating agency policies or practices;

•	risks relating to our reliance on program managers, third party administrators, and other vendors to support our programs operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from our projections. Any forward-looking statements you read in this annual report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

The above list of factors is not exhaustive and should be read with the other cautionary statements that are included in this annual report including the following risk factors:

Risks Related to our Business

We have a limited operating history. If we are unable to implement our business strategy or operate our business as we currently expect, our results may be adversely affected.

We were organized on May 23, 2003 and began our business operations during the fourth quarter of 2003. Because we only commenced operations in the fourth quarter of 2003, we have not yet developed strong name recognition or a reputation in the insurance and reinsurance industry. Businesses, such as ours, that are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses. We must retain key employees and other staff, develop and maintain business relations, continue to establish operating procedures, implement additional new systems, maintain relationships with insurance regulatory agencies or organizations and complete other tasks necessary for the conduct of our intended business activities. If we are unable to implement these actions in a timely manner, our results may be adversely affected. As a result of catastrophic events such as the hurricanes in the U.S. during the third quarter of 2004, industry factors or factors specific to us, we have altered and may continue to alter our methods of conducting our business, such as the nature, amount and types of risks we assume and the terms and limits of the products we write or intend to write.

Our future performance cannot be predicted based on the financial information included in this annual report.

We have a limited operating history as the basis of any estimate of our future earnings prospects. The historical financial results of Quanta Holdings will not provide a meaningful indication of our future performance.

A future downgrade in our rating from A.M. Best would materially and adversely affect our competitive position.

Competition in the types of insurance and reinsurance business that we intend to underwrite and reinsure are based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. A.M. Best, is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Its ratings are based on a quantitative evaluation of a company's performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, investments, reinsurance programs, reserves and management. In addition, its rating of us took into consideration the fact that we have recently commenced our operations. Insurance ratings are used by customers, brokers, reinsurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. In addition, the rating of a company seeking reinsurance, also known as a ceding company, may be adversely affected by the lack of a rating of its reinsurer. Therefore, the lack of a rating or a poor rating will dissuade a ceding company from reinsuring with us and will influence a ceding company to reinsure with a competitor of ours.

We currently have a rating of "A–" (excellent) from A.M. Best, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We cannot assure you that we will be able to maintain this rating. A significant ratings downgrade would result in a substantial loss of business and business opportunities as insureds and ceding companies purchase insurance or reinsurance from companies with higher claims-paying and financial strength ratings instead of from us and would have a material adverse effect on letters of credit outstanding under our credit facility and on certain other agreements.

The occurrence of severe catastrophic events may have a material adverse effect on us.

We underwrite property and casualty insurance and reinsurance and have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. Our loss experience generally has and we expect that it will continue to include infrequent events of great severity. The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of such events with statistical certainty or estimate the amount of loss any given occurrence will generate. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. The occurrence of losses from catastrophic events such as the hurricanes in Florida during the third quarter of 2004 have and future catastrophic events may have a material adverse effect on our ability to write new business and our results of operations and financial condition. These losses could eliminate our shareholders' equity and statutory surplus (which is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets, as determined under statutory accounting principles, or SAP). Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

We are dependent on our chairman and chief executive officer and other key executives and may not be able to hire and retain key employees or successfully integrate our management team.

Our success will depend largely on our senior management, which includes, among others, Tobey J. Russ, our chairman and chief executive officer. We have employment agreements with Messrs. Russ and Michael J. Murphy for employment through September 2008, which include non-competition obligations. Further, we have an arrangement with David R. Whiting, who manages our Bermuda-based reinsurance operations, for employment through September 2005. While we also have employment arrangements with John S. Brittain, Jr., our chief financial officer, and Gary G. Wang, our chief risk officer, and other key employees, they presently do not have non-competition agreements with us. Therefore, these other executive officers and key employees may voluntarily terminate their employment with us at any time and are not restricted from seeking employment with our competitors or others who may seek their expertise. We do not currently maintain key man life insurance policies with respect to any of our employees other than a $10 million policy on the life of Mr. Murphy that we acquired in the ESC acquisition.

Our ability to implement our business strategy depends on the retention and continued successful integration of our management team and other personnel. Our inability to attract, integrate and retain members of our management team, key employees and other personnel could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business. Further, although we are not aware of any planned departures or retirements, if we were to lose the services of our senior executives or key employees, our business could be materially and adversely affected. We cannot assure you that we will successfully attract, retain and integrate our executives, key employees and other personnel.

We may require additional capital in the future, which may not be available on favorable terms or at all.

We may need to raise additional funds through financings in order to fully implement our business plan. We may require additional capital because some of the markets in which we place specialty insurance require higher capital levels than the capital we have currently available. We may also require additional funds to acquire other businesses or groups of underwriters or other personnel. The amount and timing of these capital requirements will depend on many factors, including our ability to write new business successfully in accordance with our expectations and to establish premium rates and reserves at levels sufficient to cover our losses. At this time, we are not able to quantify the amount of additional capital we may require in the future or predict the timing of our future capital needs. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in our company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to the shares offered under this annual report. If we cannot obtain adequate capital, our business, financial condition and results of operations will be adversely affected.

We compete with a large number of companies in the insurance and reinsurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. We compete with major insurers and reinsurers, such as ACE Limited, American International Group, Inc., CNA Financial Corporation, The Chubb Corporation, XL Capital Ltd., Arch Capital Group Ltd., Swiss Reinsurance Company, Berkshire Hathaway Inc., Munich Re Group, St. Paul Travelers and other Bermuda insurers and reinsurers, such as Endurance Specialty Holdings Ltd., Axis Capital Holdings Limited, Allied World Assurance Company, Ltd., Platinum Underwriters Holdings, Ltd. and Montpelier Re Holdings Ltd. These insurers and reinsurers have more capital than we have, offer the lines of insurance and reinsurance that we offer or will offer, target the same markets as we do and utilize similar business strategies. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies. In addition, newly formed and existing insurance industry companies have recently raised capital to meet perceived demand in the current environment and address underwriting capacity issues. Other newly formed and existing insurance companies may also be preparing to enter the same market segments in which we compete or raise new capital. Since we have a limited operating history, many of our competitors have greater name and brand recognition than we have. Many of them also have more (in some cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer. We cannot assure you that we will be able to timely or effectively implement these strategies in a manner that will generate returns on capital superior to those of our competitors.

Our competitive position is based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. Since we have recently commenced operations, we may not be able to compete successfully on many of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

A number of new, proposed or potential industry developments could further increase competition in our industry. These developments include:

•	an increase in capital-raising activities by companies in our lines of business, which could result in additional new entrants to our markets and an excess of capital in the industry;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other "alternative markets" types of coverage; and

•	changing practices caused by the Internet, which may lead to greater competition in the insurance business.

New competition from these developments could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our products at attractive rates and adversely affect our underwriting results.

We may misevaluate the risks we seek to insure in the underwriting and pricing of our products. If we misevaluate these risks, our actual insured losses may be greater than our loss reserves, which would negatively impact our business, reputation, financial condition and results of operation.

We are a Bermuda company formed to provide specialty lines insurance and reinsurance products on a global basis through our operating subsidiaries. The market for specialty lines insurance and reinsurance products differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures and companies tend to compete for customers on the basis of price and service. In contrast, the specialty market, especially the structured insurance and reinsurance market, provides coverage for risks that do not fit the underwriting criteria of the standard carriers. We have formed teams of experienced underwriting officers and underwriters with specialized knowledge of their respective market segments to manage each of our product lines where we currently write business. Our success will depend on the ability of these underwriters to accurately assess the risks associated with the businesses that we insure. Underwriting for specialty lines and structured insurance and reinsuranceproducts requires us to make assumptions about matters that are inherently unpredictable and beyond our control and for which historical experience and probability analysis may not provide sufficient guidance. Further, underwriting for specialty lines presents particular difficulties because there is usually limited information available on the client's loss history for the perils being insured and structured insurance products frequently involve coverages for multiple years and multiple business segments. If we fail to adequately evaluate the risks to be insured, our business, financial condition and results of operations could be materially and adversely affected.

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and payment by the insurer of that loss. As we recognize liabilities for unpaid losses, we will continue to establish reserves. These reserves represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments, particularly for new companies, such as ours, that have no loss development experience. As part of our reserving process, we review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. To the extent our loss reserves are insufficient to cover actual losses or loss adjustment expenses, we will have to add to these loss reserves and incur a charge to our earnings, which could have a material adverse effect on our financial condition, results of underwriting and cash flows.

In addition, because we, like other insurers and reinsurers, do not separately evaluate each of the individual risks assumed under reinsurance treaties, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that our ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume.

We may not be able to manage our growth effectively.

We only began our business operations in the fourth quarter of 2003 and we need to continue to timely execute our business strategy to realize our goals. This has and will continue to place significant demands on our management and other resources. As we grow our business in the future, we will need to raise additional capital, continue to obtain, develop and implement systems and acquire and retain human resources. These processes are time consuming and expensive, will increase management responsibilities and will absorb management attention. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may pursue additional opportunities to acquire complementary businesses or groups of underwriters or other individuals, which could adversely affect our financial situation if we fail to successfully integrate the acquired business or group.

Since our organization on May 23, 2003, we have acquired ESC, a provider of risk assessment and consulting services, Quanta Specialty Lines Insurance Company, an excess and surplus lines insurer, and Quanta Indemnity Company, a U.S. licensed insurer with licenses in approximately 44 states. We intend to continue to pursue selective acquisitions of complementary businesses or groups of underwriters or other individuals in the future. Inherent in any future acquisition are certain risks, such as the difficulty of assimilating operations, services, cultures, products and facilities of the acquired business or group, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisition. Additional debt or equity capital may be required to complete, integrate and fund future acquisitions of these businesses or groups, and there can be no assurance that we will be able to raise the required capital. Furthermore, acquisitions involve a number of risks and challenges, including:

•	diversion of management's attention;

•	the need to integrate acquired businesses, groups of underwriters or other individuals;

•	potential loss of key employees and customers of the acquired business or group;

•	lack of experience in operating in the geographical market of the acquired business or group;

•	an increase in our expenses and working capital requirements;

•	misjudgment of the value of the acquired businesses or groups of underwriters in determining the price paid for the acquisition; and

•	inaccurate assessment of the amount or nature of the liabilities or obligations of the businesses being acquired or assuming liabilities unknown to us at the time of the acquisition.

Any of these and other factors could adversely affect our ability to achieve anticipated cash flows at acquired operations or realize other anticipated benefits of acquisitions.

Our utilization of program managers and other third parties to support our business exposes us to operational and financial risks.

In our program product line, we rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our business in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. We intend to resist claims that exceed or expand on our underwriting intention, however, it is possible that we would not prevail in such an action, or that our program managers would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. While we aim to mitigate these risks in the contracts we enter into, we still have exposure to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage claims activity that we expect to arise in our program operations. Although we have implemented auditing and other oversight protocols for our program, we cannot assure you that these measures will be sufficient to alleviate all of these exposures.

We are also subject to the risk that our successful program managers will not renew their programs with us. Our contracts are generally for defined terms of as little as one year, and either party can cancel the contract in a relatively short period of time. We cannot assure you that we will retain the programs that produce profitable business or that our insureds will renew with us. Failure to retain or replace these producers would impair our ability to execute our growth strategy, and our financial results could be adversely affected.

Our business is dependent upon insurance and reinsurance brokers, and the failure to develop or maintain important broker relationships could materially adversely affect our ability to market our products and services.

We market our insurance and reinsurance products primarily through brokers, and we derive a significant portion of our business from a limited number of brokers. Our specialty reinsurance segment, which generated $251.8 million, or 50.9%, of our gross premiums written during the year ended December 31, 2004, generated approximately 31.4%, 21.4%, 15.9% and 10.5% of its gross premiums written through Guy Carpenter & Company, Inc., Rattner MacKenzie Limited, Benfield Group and Willis Group. No other broker accounted for more than 10% of gross premiums written for the year ended December 31, 2004. Many of our competitors have had longer-term relationships with the brokers that we use or intend to use than we have. Affiliates of at least two of the brokers through whom we market our products, Marsh and Aon Corporation, have also co-sponsored the formation of Bermuda reinsurers that compete with us, and those brokers may decide to favor the companies they sponsored over other companies. While our senior management team and underwriting officers have industry relationships with major industry brokers that we believe are allowing us to continue to establish our presence in the insurance and reinsurance markets, we cannot assure you that we will successfully maintain these relationships. The failure to develop or maintain relationships with brokers from whom we expect to receive our business could have a material adverse effect on us.

Our specialty insurance segment is dependent on the premiums derived from a residential builders' and contractors' program, the loss of which could have a material adverse effect on revenues and profitability.

Our specialty insurance segment, which accounted for 48.4% of gross premiums written during 2004, offers a residential builders' and contractors' program that provides general liability, warranty, builders' risk and excess liability coverages for new home contractors throughout the United States known as HBW. This program accounted for approximately 57.7% of our specialty insurance segment gross written premiums in 2004. We believe that a material portion of our gross premiums written in the specialty insurance segment for the foreseeable future will continue to be derived from this program. If the program managers do not renew this program with us or we fail to otherwise retain this program, our financial results could be materially and adversely affected.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we anticipate that we will frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, will pay these amounts over to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment in a significant portion of business that we write, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums from the brokers. Consequently, we will assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business.

The impact of the investigations into anti-competitive practices in the insurance industry cannot be predicted and may have a material adverse effect on our results of operations and financial condition.

In October 2004, the Office of the Attorney General of the State of New York filed a civil complaint against Marsh alleging, among other things, that Marsh and certain insurance companies participated in anti-competitive practices in connection with the process of placing and underwriting certain classes of business insurance. This action resulted from an industry-wide investigation relating to the conduct of insurance and reinsurance brokers, which is ongoing. A number of companies engaged in the insurance business have recently received subpoenas and other requests for information from the SEC and the New York Attorney General and other insurance, governmental and enforcement authorities requesting information with respect to certain practices in the insurance and reinsurance industries. In January 2005, Marsh agreed to pay $850 million to settle these charges described above. We were not a party to the Marsh litigation and did not receive any subpoena or information requests with respect to this litigation. We did receive, and have complied with, requests for information from the Departments of Insurance of North Carolina and Colorado. We are unable to predict the impact, if any, that these investigations, and any increased regulatory oversight that might result therefrom, may have on our business and financial results.

Continued or increased premium levies by Lloyd's for the Lloyd's Central Fund and cash calls for trust fund deposits or a significant downgrade of Lloyd's A.M. Best rating could materially and adversely affect us.

The Lloyd's Central Fund protects Lloyd's policyholders against the failure of a member of Lloyd's to meet its obligations. The Central Fund is a mechanism which in effect "mutualizes" unpaid liabilities among all members, whether individual or corporate. The fund is available to back Lloyd's policies issued after 1992. Lloyd's requires members to contribute to the Central Fund, normally in the form of an annual contribution, although a special contribution may be levied. The Council of Lloyd's has discretion to call up to 3% of underwriting capacity in any one year. Policies issued before 1993 have been reinsured by Equitas, an independent insurance company authorized by the FSA. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd's may take the view that it is appropriate to apply the Central Fund to discharge those liabilities Equitas failed to meet. In that case, the Council of Lloyd's may resolve to impose a special or additional levy on the existing members, including Lloyd's corporate members such as Quanta 4000 Ltd., to satisfy those obligations.

Additionally, Lloyd's insurance and reinsurance business is subject to local regulation and regulators in the United States require Lloyd's to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd's may require us to satisfy cash calls to meet claims payment obligations and maintain minimum trust fund amounts.

Any premium levy or cash call would increase the expenses of Syndicate 4000 at Lloyd's and Quanta 4000 Ltd., its corporate member, without providing compensation revenues and could have a material adverse effect on our results.

The Lloyd's of London market is currently rated "A" (Excellent) by A.M. Best and "A" by S&P. We believe that in the event that Lloyd's rating is downgraded below "A–" in the future, the downgrade could have a material adverse effect on our ability to underwrite business through Syndicate 4000 at Lloyd's and on our financial condition or results of operations.

The availability of reinsurance and retrocessional coverage that we use to limit our exposure to risks may be limited, and counterparty credit and other risks associated with our reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.

To limit our risk of loss, we use reinsurance and retrocessional coverage, which is reinsurance of a reinsurer's business. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Currently, there is a high level of demand for these arrangements. We cannot assure you that we will be able to renew adequate protection at cost-effective levels in the future.

As a result of market conditions and other factors, we may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Further, we will be subject to credit risk with respect to our reinsurance and retrocessional arrangements because the ceding of risk to reinsurers and retrocessionaires will not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operations.

We must continue to develop, implement and integrate new software and systems.

While we have acquired new software and systems responsible for accounting, claims management, modeling and other tasks relating to our insurance and reinsurance operations, we must continue to implement and integrate these software and systems with each other and with those that we are developing ourselves. In addition, we must acquire or obtain the right to use additional software and systems and continue to develop those systems that we are creating internally. Our failure to acquire, implement or integrate these systems in a timely and effective manner could impede our ability to achieve our business strategy and could significantly and adversely affect our business, financial condition and results of operations.

Our business could be adversely affected by Bermuda employment restrictions.

We have hired and, where we are unable to hire suitably qualified and experienced Bermudians, we intend to continue to hire a number of non-Bermudians to work for us in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. While we have been able to obtain work permits that we have needed for our employees to date, we can not assure you that we will not encounter difficulties in the future. We may not be able to use the services of one or more of our key employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business.

A significant amount of our invested assets is subject to market volatility.

We invest the premiums we receive from customers. Our investment portfolio currently contains highly rated and liquid fixed income securities. Because we classify substantially all of our invested assets as available for sale, we expect changes in the market value of our securities will be reflected in our consolidated balance sheet. The remainder of our invested assets is classified as trading. Changes in the market value of these securities are reflected in our consolidated statement of operations. Our investment portfolio is invested by several professional investment advisory management firms under the direction of our management team in accordance with our investment guidelines and are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The volatility of our claims may force us to liquidate securities, which may cause us to incur capital losses. Our investment results and, therefore, our financial condition may also be impacted by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions. Further, if we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will affect our ability to conduct business.

We may be adversely affected by interest rate changes.

Our investment portfolio contains interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Because of the unpredictable nature of losses that may arise under insurance and reinsurance policies, we expect our liquidity needs will be substantial and may arise at any time. Increases in interest rates during periods when we sell investments to satisfy liquidity needs may result in losses. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, reinvested funds will earn less than expected.

In addition, our investment portfolio includes highly-rated mortgage-backed securities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value.

Fluctuations in currency exchange rates may cause us to experience losses.

Our functional currency is the U.S. dollar. Our operating currency generally is also the U.S. dollar. However, we expect the premiums receivable and losses payable in respect of a portion of our business will be denominated in currencies of other countries. We will attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies either with forward purchase contracts or with investments that are denominated in these currencies.

To the extent we believe that it may be practical, we hedge our foreign currency exposure with respect to potential losses by maintaining assets denominated in the same currency or entering into forward purchase contracts for specific currencies. We use forward purchase contracts when we are advised of known or probable significant losses that will be paid in non-U.S. currencies in order to manage currency fluctuation exposure. We also use forward purchase contracts to hedge our non-U.S. dollar currency exposure with respect to premiums receivable, which will be generally collected over the relevant contract term to the extent practical and to the extent we do not expect we will need these receipts to fund potential losses in such currencies. We also make foreign currency-denominated investments, generally for the purpose of improving overall portfolio yield. However, we may not be successful in reducing foreign currency exchange risks. As a result, we may from time to time experience losses resulting from fluctuations in values of foreign currencies, which could have a material adverse effect on our results of operations.

Our profitability may be adversely impacted by inflation.

The effects of inflation could cause the severity of claims to rise in the future. Our reserve for losses and loss expenses will include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these costs, we would be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

We have made certain decisions concerning the allocation of our capital base among our subsidiaries. Those decisions could have a major impact on our ability to meet our growth and return objectives.

We have established operating subsidiaries in Bermuda, Ireland and the United States and a branch in the United Kingdom. We have allocated capital among our subsidiaries in such a way as to maximize the composite return to shareholders stemming from our overall capital base. These capital allocation decisions require us to make various operating, regulatory and tax assumptions. If our assumptions were not correct, we may not have allocated our capital in the most optimal manner. This could adversely affect our ability to meet our growth and return objectives.

We may incur liability in connection with NFU Standard's past operations if NFU or the reinsurer with which NFU reinsures NFU Standard's liabilities fails to pay the liabilities assumed or reinsured.

On December 19, 2003, we purchased from NFU all of the outstanding capital stock of NFU Standard, a U.S. licensed insurer with licenses in approximately 44 states, which we subsequently renamed Quanta Indemnity. NFU assumed from NFU Standard all of its underwriting contracts and associated liabilities. NFU's obligations are guaranteed by OneBeacon Insurance Company, the parent of NFU and a wholly-owned subsidiary of White Mountains Insurance Group, Ltd. In the event that NFU, OneBeacon Insurance Company or any reinsurer fails to pay or is unable to pay the liabilities assumed or reinsured in connection with the acquisition, we would be liable for such claims, which could have a material adverse effect on us.

ESC's work may expose us to liability.

The assessment, analysis and assumption of environmental liabilities, and the management, remediation, and engineering of environmental conditions constitute a significant portion of our technical services business. From time to time, we may also offer a liability assumption program under which a special-purpose entity assumes specified liabilities (at times including taking title to property) associated with environmental conditions for which we provide consulting services. These businesses involve significant risks, including the possibility that we may be liable to clients, third parties and governmental authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action. As a result, we could be subject to substantial liabilities or fines in the future that could adversely affect our business. In addition, we are exposed to ESC's liabilities for actions taken prior to our acquisition of ESC to the extent they exceed the indemnification coverage or to the extent that we are not indemnified against these liabilities.

ESC's services may expose us to professional liability in excess of its current insurance coverage.

ESC may have liability to clients for errors or omissions in the services it performs. These liabilities could exceed ESC's insurance coverage and the fees ESC derives from those services. Prior to our acquisition of ESC, ESC maintained general liability insurance and professional liability insurance. The cost of obtaining these insurance policies is rising. We cannot assure you that this insurance will be sufficient to cover any liabilities ESC incurs or that we will be able to maintain ESC's insurance at reasonable rates or at all. If we terminate ESC's policies and do not obtain retroactive coverage, we will be uninsured for claims against ESC made after termination even if these claims are based on events or acts that occurred during the term of the policy. In addition, we cannot assure you that we will be able to obtain insurance coverage for the new services or areas into which we expand ESC's services on favorable terms or at all.

Failure to extend the terms of our credit facility could adversely affect our ability to compete for certain business.

Many U.S. jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their U.S. statutory financial statements without appropriate security, which can include a letter of credit. Quanta Bermuda, Quanta U.S. Re and Quanta Europe are not, and will not be, licensed in any U.S. jurisdiction. We and some of our operating subsidiaries have entered into a secured facility with a syndicate of lenders providing for the issuance of letters of credit that matures on July 12, 2005. We cannot assure you that we will be able to extend this credit facility on terms that would be acceptable to us. If we fail to extend this letter of credit facility, or unable to enter into a substitute facility and are unable to otherwise provide the necessary security, insurance companies may be unwilling to purchase our reinsurance products, which may have a material adverse effect on our results of operations.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Quanta Holdings is a holding company. As a result, we do not, and will not, have any significant operations or assets other than our ownership of the shares of our subsidiaries.

Dividends and other permitted distributions from our operating subsidiaries will be our sole source of funds to pay dividends, if any, to shareholders and to meet ongoing cash requirements, including debt service payments and other expenses. Bermuda law and regulations, including, but not limited to Bermuda insurance regulation, restricts the declaration and payment of dividends and the making of distributions by Quanta Bermuda and Quanta U.S. Re unless specific regulatory requirements are met. In addition, each of Quanta Europe, Quanta Specialty Lines and Quanta Indemnity is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. In addition, any dividends paid by Quanta U.S. Holdings will be subject to a 30% withholding tax. Therefore, we do not expect to receive dividends from any of those subsidiaries, or any other subsidiaries we may form, for the foreseeable future. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations. For a discussion of the legal limitations on our existing and future U.S. subsidiaries' ability to pay dividends and the taxation of these dividends, see "Regulation — U.S. Regulation — Regulation of Dividends and other Payments from Insurance Subsidiaries" in Item 1.

We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares and make other payments. Under the Bermuda Companies Act 1981, as amended, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. For a discussion of the legal limitations on our existing and future Bermuda subsidiaries' ability to pay dividends to Quanta Holdings and of Quanta Holdings to pay dividends to its shareholders, see "Regulation —Bermuda Regulation — Minimum Solvency Margin and Restrictions on Dividends and Distributions" in Item 1.

We are subject to extensive regulation in Bermuda, the United States, Ireland and the United Kingdom, which may adversely affect our ability to achieve our business objectives. If we do not comply with these regulations, we may be subject to penalties, including fines, suspensions and withdrawals of licenses, which may adversely affect our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction in which we will do business, relate to, among other things:

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their agents;

•	limits on the size and nature of risks assumed;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.

Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements and the periodic examinations which as a newly formed group of companies we may be more frequently subject to than more established companies, may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. We intend to base some of our practices on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance or reinsurance industry or changes in the laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Regulation in the United States.    In recent years, the state insurance regulatory framework in the United States has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the National Association of Insurance Commissioners ("NAIC"), which is an association of the senior insurance regulatory officials of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws, which may be more restrictive or may result in higher costs to us than current statutory requirements. Federal legislation is also being discussed that would require all states to adopt uniform standards relating to the regulation of products, licensing, rates and market conduct. We are unable to predict whether any of these or other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

The offshore insurance and reinsurance regulatory framework recently has also become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Quanta Bermuda or Quanta U.S. Re were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, at any time in the future, they might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on our ability to conduct business or on our results of operations

Regulation in Bermuda.    Quanta Bermuda and Quanta U.S. Re are registered Bermuda insurance companies and subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. Quanta Bermuda and Quanta U.S. Re are not registered or licensed as insurance companies in any jurisdiction outside Bermuda, conduct business through offices in Bermuda and do not maintain an office, and their personnel do not conduct any insurance activities in the United States or elsewhere. Inquiries or challenges to the insurance activities of Quanta Bermuda or Quanta U.S. Re. may be raised in the future.

Regulation in Ireland.    Quanta Europe is a non-life insurance company incorporated under the laws of Ireland subject to the regulation and supervision of IFSRA, under the Irish Insurance Acts, 1909 to 2000 and the regulations relating to insurance business and directions made under those regulations (together, the "Insurance Acts and Regulations"). In addition, Quanta Europe is subject to certain additional supervisory requirements of IFSRA for authorized non-life insurers that fall outside the strict legislative framework, such as guidelines issued by IFSRA in 2001 requiring actuarial certification of certain reserves. Among other things, without consent of IFSRA, Quanta Europe may not be permitted to reduce the level of its initial capital, or make any dividend payments or loans. Quanta Europe is required to maintain a minimum solvency margin and reserves against underwriting liabilities. Assets constituting these reserves must comply with asset diversification, localization and currency matching rules. If Quanta Europe writes credit insurance, it is required to maintain a further equalization reserve. Additionally, Quanta Europe is required to adhere to IFSRA's policy restricting the reinsurance business written by a direct insurer. Under this policy, a direct insurer is prohibited from engaging in reinsurance except to an extent that is not significant (to maximum 10% to 20% of overall business) and subject to certain conditions. In practice IFSRA generally expects a direct insurer to write reinsurance in very limited circumstances. An insurance company supervised by IFSRA may have its authorization revoked or suspended by IFSRA under various circumstances, including, among others, if IFSRA determines that it has not used its authorization for the last 12 months, it has expressly renounced its authorization, has ceased to carry on business covered by the authorization for more than six months; no longer fulfills the conditions required for granting authorization or fails seriously in its obligations under the Insurance Acts and Regulations. The appointment of the directors and senior managers of Quanta Europe is subject to prior approval from IFSRA. Changes to any of the Insurance Acts and Regulations, or to the interpretation of these or to the additional supervisory requirements of IFSRA referred to above could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to U.S. tax that may have a material adverse effect on our results of operations and your investment.

Quanta Holdings and Quanta Bermuda are Bermuda companies and Quanta Europe is an Irish company. We believe we are managing our business so that each of these companies is not treated as engaged in a trade or business within the United States and, as a result, will not be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to what activities constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not be able to successfully contend that any of Quanta Holdings or its foreign subsidiaries are engaged in a trade or business in the United States. If Quanta Holdings or any of its foreign subsidiaries were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations and your investment could be materially adversely affected.

Quanta Holdings or one of its subsidiaries might be subject to U.S. tax on a portion of its income (which in the case of a foreign subsidiary would only include income from U.S. sources) if Quanta Holdings or a subsidiary is considered a personal holding company ("PHC") for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (under some constructive ownership rules) by five or fewer individuals and whether 60% or more of Quanta Holdings' adjusted ordinary income, or the income of any of its subsidiaries, as determined for U.S. federal income tax purposes, consists of "personal holding company income," which is, in general, certain forms of passive and investment income. We believe based upon information made available to us regarding our shareholder base that neither Quanta Holdings nor any of its subsidiaries should be considered a PHC. Additionally, we believe we are managing our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate share ownership (i.e., as determined by the constructive ownership rules for PHCs), we cannot assure you that Quanta Holdings and/or any of its subsidiaries will not be considered PHC or that the amount of U.S. tax that would be imposed if it were not the case would be immaterial.

We may be subject to additional Irish tax or to U.K. tax.

If any of our non-Irish companies were considered to be resident in Ireland, or to be doing business in Ireland, or, in the case of our U.S. subsidiaries which qualify for the benefits of an existing tax treaty with Ireland, to be doing business through a permanent establishment in Ireland, those companies would be subject to Irish tax. If we or any of our subsidiaries were considered to be resident in the United Kingdom, or to be carrying on a trade in the United Kingdom through a permanent establishment in the United Kingdom, those companies would be subject to United Kingdom tax. If any of our U.S. subsidiaries were subject to Irish tax or U.K. tax, that tax would generally be creditable against their U.S. tax liability, subject to limitations. If we or any of our Bermuda subsidiaries were subject to Irish tax or U.K. tax, that could have a material adverse impact on our results of operation and on the value of our shares.

The impact of Bermuda's letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated June 26, 2000, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether these changes will subject us to additional taxes.

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Quanta Holdings, Quanta Bermuda and Quanta U.S. Re, an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Quanta Holdings, Quanta Bermuda and Quanta U.S. Re any of their operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Risks Related to the Industry

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although premium levels for many products, including specialty line products, have increased in recent years, the supply of insurance and reinsurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. While we believe that our specialty insurance and reinsurance lines may experience less volatility through different business cycles than more standard lines, we expect that our returns will be impacted by the cyclical nature of the insurance and reinsurance industry. A return to negative market conditions may affect our ability to write insurance and reinsurance at rates that we consider appropriate relative to the risk assumed. If we cannot write our specialty lines of insurance and reinsurance at appropriate rates, our ability to transact our business would be significantly and adversely affected.

Consolidation in the insurance and reinsurance industry could lead to lower margins for us and less demand for our products and services.

The insurance and reinsurance industry is undergoing a process of consolidation as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market power through merger and acquisition activities. For example, two of our competitors, Travelers and St. Paul merged and created the nation's second largest commercial insurer in the second quarter of 2004. We believe that the larger entities resulting from these merger and acquisition activities may seek to use the benefits of consolidation, including improved efficiencies and economies of scale, to, among other things, implement price reductions for their products and services to increase their market share. If competitive pressures compel us to reduce our prices, our operating margins will decrease.

As the insurance industry consolidates, competition for customers may become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

Recent examples of emerging claims and coverage issues include:

•	larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors' and officers' liability insurance; and

•	a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling, insurance sales practices and other practices related to the conduct of business in our industry.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business, financial condition and results of operations.[to be updated]

Recent federal legislation may negatively affect the business opportunities we perceive are available to us in the market.

The Terrorism Risk Insurance Act of 2002 ("TRIA") was enacted by the U.S. Congress and became effective in November 2002 in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. TRIA applies to the commercial property and casualty insurance written by our U.S. operating subsidiaries. The U.S. Treasury has the power to extend the application of TRIA to our non-U.S. insurance operating subsidiaries as well.

TRIA generally requires U.S insurers, including Quanta Indemnity and Quanta Specialty Lines, to make insurance coverage for certified acts of terrorism available to their policyholders terrorism at the same limits and terms as are available for other coverages. Exclusions or sub-limited coverage for certified acts of terrorism may be established, but solely at the discretion of an insured. We are currently unable to predict the extent which TRIA may affect the demand for the products of our U.S. insurance operating subsidiaries, or the risks that may be available for them to consider underwriting. The extent to which coverage for acts of terrorism will be offered by the insurance and reinsurance markets in the future is uncertain.[to be updated]

Risks Related to our Shares

We do not currently intend to pay dividends and any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on factors, such as whether we have the resources to pay dividends.

We currently intend to retain any profits to provide capacity to write insurance and reinsurance and to accumulate reserves and surplus for the payment of claims. As a result, our board of directors currently does not intend to declare dividends or make any other distributions. Our board of directors plans to periodically reevaluate our dividend policy. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition and other factors deemed relevant by our board of directors. Consequently, it is uncertain when, if ever, we will declare dividends to our shareholders. If you require dividend income, you should carefully consider these risks before investing in our company.

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industry, which may cause the price of our shares to decline.

The results of operations of companies in the insurance and reinsurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	the differences between actual and expected losses that we cannot reasonably anticipate using historical loss data and other identifiable factors at the time we price our products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks, or court grants of large awards for particular damages;

•	cyclicality relating to the demand and supply of insurance and reinsurance products;

•	changes in the level of reinsurance capacity;

•	changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers' liabilities; and

•	fluctuations in equity markets, interest rates, credit risk and foreign currency exposure, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

In addition, the demand for the types of insurance we will offer can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing our revenues to fluctuate. These fluctuations in results of operations and revenues may cause the price of our securities to be volatile.

Future sales of shares may adversely affect their price.

Future sales of common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. Currently, 56,798,218 common shares are outstanding. As of December 31, 2004, we have also issued options and founder warrants to purchase up to 5,595,213 of our common shares. All of our outstanding common shares, other than the 291,262 common shares sold to Nigel W. Morris as described below, have been registered for resale pursuant to a registration statement. Additionally, the 2,542,813 common shares underlying the warrants have been registered for resale pursuant to a registration statement and when and if they are issued, will be freely tradable without restriction under the Securities Act, assuming they are not held by our affiliates. On December 22, 2003, we sold 291,262 common shares in a private placement to Nigel W. Morris, one of our directors. These shares have not been registered pursuant to a registration statement, but we have entered into a registration rights agreement with Mr. Morris covering these shares.

Provisions in our charter documents may reduce or increase the voting power associated with our shares.

Our bye-laws generally provide that shareholders have one vote for each share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, pursuant to a mechanism specified in our bye-laws, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold more than 9.5% of the voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any shareholder that they consider fair and reasonable in all the circumstances to ensure that no person will hold more than 9.5% of the voting power represented by our then outstanding shares.

Under these provisions, some shareholders may have the right to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing the voting power of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership.

As a result of any reduction in the votes of other shareholders, your voting power might increase above 5% of the aggregate voting power of the outstanding shares, which may result in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act of 1934, as amended.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder's voting rights are to be reduced pursuant to the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to our request, we may, in our sole discretion, determine that the votes of that shareholder shall be disregarded until the shareholder provides the requested information.

It may be difficult for a third party to acquire us.

Provisions of our organizational documents may discourage, delay or prevent a merger, tender offer or other change of control that holders of our shares may consider favorable. These provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect various corporate actions. These provisions could:

•	have the effect of delaying, deferring or preventing a change in control of us;

•	discourage bids for our securities at a premium over the price;

•	adversely affect the price of, and the voting and other rights of the holders of, our securities; or

•	impede the ability of the holders of our securities to change our management.

U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, some of our directors and officers and some of the experts named in this annual report reside outside the United States, and all or a substantial portion of our assets and the assets of these persons are, and will continue to be, located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been advised that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named in this annual report, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction's public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

If you acquire 10% or more of Quanta Holdings' shares, you may be subject to taxation under the "controlled foreign corporation" ("CFC") Rules.

Each "10% U.S. Shareholder" of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart income is not distributed. A foreign corporation is considered a CFC if "10% U.S. Shareholders" own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation, or the total value of all stock of the corporation. A 10% U.S. Shareholder is a

U.S. person, as defined in the Internal Revenue Code, that owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. A CFC also includes a foreign corporation in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts generating subpart F income exceeds specified limits. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-50% (or more-than-25%, in the case of insurance income) and 10% ownership tests have been satisfied, shares owned includes shares owned directly or indirectly through foreign entities or shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor.

Quanta Holdings' bye-laws contain provisions that impose limitations on the concentration of voting power of its shares and that authorize the board to purchase its shares under specified circumstances. Accordingly, based upon these provisions and information we have about our shareholder base, we do not believe that we have any 10% U.S. shareholders. It is possible, however that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

We may require you to sell your shares of Quanta Holdings to us.

Our bye-laws provide that we have the option, but not the obligation, to require a shareholder to sell its shares at a purchase price equal to their fair market value to us, to other shareholders or to third parties if our board of directors in its absolute discretion determines that the share ownership of that shareholder may result in adverse tax consequences to us, any of our subsidiaries or any other shareholder. To the extent possible under the circumstances, the board of directors will use its best efforts to exercise this option equally among similarly situated shareholders. Our right to require a shareholder to sell its shares to us will be limited to the purchase of a number of shares that we determine is necessary to avoid or cure those adverse tax consequences.

U.S. persons who hold shares could be subject to adverse tax consequences if we are considered a "passive foreign investment company" (a "PFIC") for U. S. federal income tax purposes.

We do not intend to conduct our activities in a manner that would cause us to become a PFIC. However, it is possible that we could be deemed a PFIC by the IRS for 2003, 2004 or any future year. If we were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be issued in the future. We cannot predict what impact, if any, this guidance would have on a shareholder that is subject to U.S. federal income taxation. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a PFIC for the years ended December 31, 2003 or 2004.

U.S. persons who hold shares will be subject to adverse tax consequences if we or any of our subsidiaries are considered a "foreign personal holding company" ("FPHC") for U.S. federal income tax purposes.

Quanta Holdings and/or any of its future non-U.S. subsidiaries could be considered to be a FPHC for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by vote or value could be deemed to be owned by five or fewer individuals who are citizens or residents of the United States, and the percentage of our income, or that of our subsidiaries, that consists of "foreign personal holding company income," as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our shareholder base, that neither we nor any of our subsidiaries are, and we currently do not expect any of them or us to become, a FPHC for U.S. federal income tax purposes. Due to the lack of complete information regarding our ultimate share ownership, however, we cannot be certain that we will not be considered a FPHC. If we were considered a FPHC it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.

U.S. persons who hold shares may be subject to U.S. income taxation on their pro rata share of our "related party insurance income" ("RPII").

If:

•	Quanta Europe's or Quanta Bermuda's RPII equals or exceeds 20% of that company's gross insurance income in any taxable year,

•	direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Quanta Europe or Quanta Bermuda, and

•	U.S. persons are considered to own in the aggregate 25% or more of the stock of either corporation by vote or value,

then a U.S. person who owns shares of Quanta Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of Quanta Europe's or Quanta Bermuda's RPII for the U.S. person's taxable year that includes the end of the corporation's taxable year determined as if such RPII were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition any RPII that is includible in the income of a U.S. tax-exempt organization will be treated as unrelated business taxable income. The amount of RPII earned by Quanta Europe or Quanta Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Quanta Europe or Quanta Bermuda or any person related to such shareholder) will depend on a number of factors, including the geographic distribution of Quanta Europe's or Quanta Bermuda's business and the identity of persons directly or indirectly insured or reinsured by Quanta Europe or Quanta Bermuda. Although we do not expect our RPII to exceed 20% of our gross insurance income in the foreseeable future, some of the factors which determine the extent of RPII in any period may be beyond Quanta Europe's or Quanta Bermuda's control. Consequently, Quanta Europe's or Quanta Bermuda's RPII could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.

The RPII rules provide that if a shareholder that is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation's gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our shares because Quanta Holdings will not itself be directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. However, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares. See "Material Tax Considerations — Certain U.S. Federal Income Tax Considerations — U.S. Taxation of Holders of Shares — Shareholders Who Are U.S. Persons."

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

Legislation has been introduced in the U.S. Congress that is intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have some U.S. connections, including legislation that would permit the IRS to reallocate or recharacterize items of income, deduction or some other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to current law, which only refers to source and character). While we do not believe that this proposal, or any other currently pending legislative proposal, if enacted, would have a material adverse effect on us, our subsidiaries or our shareholders, it is possible that broader based legislative proposals could emerge in the future that, if enacted, could have an adverse impact on us, our subsidiaries or our shareholders.

Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a PFIC or whether U.S. persons would be required to include in their gross income the subpart F income or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be issued in the future. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such regulations or guidance will have a retroactive effect.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Item 15(a) of this annual report for the Consolidated Financial Statements of Quanta Capital Holdings Ltd. and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls

In connection with the evaluation described above, our management, including our chief executive officer and chief financial officer, identified no change in our internal control over financial reporting that occurred during our quarter ended December 31, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Reference is made to the sections entitled "Executive Officers" and "Election of Directors" of the Company's Proxy Statement for its 2005 Annual General Meeting of Shareholders, which section is incorporated herein by reference.

Reference is made to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for its 2005 Annual General Meeting of Shareholders, which section is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.quantaholdings.com, under the "Investor Information" caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.

Item 11.    Executive Compensation

Additional information responsive to Item 11 is incorporated by reference from the section entitled "Executive Compensation" of the Company's Proxy Statement for its 2005 Annual General Meeting of Shareholders.

The portion of the incorporated material from the Compensation Committee Report references to the independence of directors, and the Stock Performance Graph are not deemed to be "soliciting material" or "filed" with the SEC, are not subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Additional information responsive to Item 12 is incorporated by reference from the section entitled "Security Ownership" of the Company's Proxy Statement for its 2005 Annual General Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,052,400	(1)	$9.99	2,797,600
Equity compensation plans not approved by security holders *	0		n/a	n/a
Total	3,052,400		$9.99	2,797,600

(1)	These options were granted to employees between September 3, 2003 and October 28, 2004, have a ten year term, vest in equal installments over four years starting on the first anniversary of the grant and range in exercise price from $8.55 to $12.50.

Item 13.    Certain Relationships and Related Transactions

Additional information responsive to Item 13 is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement for its 2005 Annual General Meeting of Shareholders.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section entitled "Independent Registered Public Accounting Firm" of the Company's Proxy Statement for its 2005 Annual General Meeting of Shareholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The financial statements and schedules listed in the accompanying index to financial statements and schedules are filed as part of this annual report.

(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

A list of the exhibits filed or furnished with this annual report (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index of this annual report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2005.

Quanta Capital Holdings Ltd.

/s/ Tobey J. Russ
Tobey J. Russ (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tobey J. Russ	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

Tobey J. Russ

/s/ Michael J. Murphy	Deputy Chairman of the Board	March 30, 2005

Michael J. Murphy

/s/ John S. Brittain, Jr.	Chief Financial Officer (Principal Financial Officer)	March 29, 2005

John. S. Brittain, Jr.

/s/ Jonathan J.R. Dodd	Principal Accounting Officer and Group Controller (Principal Accounting Officer)	March 29, 2005

Jonathan J.R. Dodd

	Director	March , 2005

Robert Lippincott III

	Director	March , 2005

Nigel W. Morris

	Director	March , 2005

W. Russell Ramsey

/s/ James J. Ritchie	Director	March 29, 2005

James J. Ritchie

/s/ Wallace L. Timmeny	Director	March 30, 2005

Wallace L. Timmeny

/s/ Tobey J. Russ	Authorized Representative in the United States	March 29, 2005

Tobey J. Russ

QUANTA CAPITAL HOLDINGS LTD.

Page No.
FINANCIAL INFORMATION
Financial Statements
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2004 and December 31, 2003 (successor)	F-4
Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003 (successor), the period from January 1, 2003 to September 3, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)	F-5
Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003 (successor), the period from January 1, 2003 to September 3, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003 (successor), the period from January 1, 2003 to September 3, 2003 (predecessor) and the year ended December 31, 2002 (predecessor)	F-7
Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Quanta Capital Holdings Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Quanta Capital Holdings Ltd. and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 30, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholder of
Environmental Strategies Consulting, LLC (formerly, "Environmental Strategies Corporation")

In our opinion, the consolidated statements of income, of cash flows and of changes in shareholders' equity of Environmental Strategies Corporation and its subsidiaries (the "Company") present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2003 to September 3, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
December 5, 2003

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	December 31, 2004	December 31, 2003
	(Successor)
Assets
Investments at fair value (amortized cost: December 31, 2004, $600,161; December 31, 2003, $465,552)
Available for sale investments	$559,430	$467,036
Trading investments related to deposit liabilities	40,492	—
Total investments at fair value	599,922	467,036
Cash and cash equivalents	32,775	36,694
Restricted cash and cash equivalents	42,482	10,557
Accrued investment income	4,719	2,995
Premiums receivable	146,784	10,961
Losses and loss adjustment expenses recoverable	13,519	3,263
Other accounts receivable	11,575	8,957
Deferred acquisition costs, net	41,496	6,616
Deferred reinsurance premiums	47,416	1,925
Property and equipment, net of accumulated depreciation of $1,625 (December 31, 2003: $185)	4,875	1,117
Goodwill and other intangible assets	20,617	21,351
Other assets	14,553	2,289
Total assets	$980,733	$573,761
Liabilities
Reserve for losses and loss expenses	$159,794	$4,454
Unearned premiums	247,936	20,044
Environmental liabilities assumed	6,518	7,018
Reinsurance balances payable	24,929	334
Accounts payable and accrued expenses	17,360	17,609
Net payable for investments purchased	3,749	34,766
Deposit liabilities	43,365	—
Deferred income and other liabilities	4,935	2,053
Junior subordinated debentures	41,238	—
Total liabilities	$549,824	$86,278
Commitments and contingencies (Note 13)
Shareholders' equity
Preferred shares
($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2004 and 2003)	$—	$—
Common shares
($0.01 par value; 200,000,000 shares authorized; 56,798,218 issued and outstanding at December 31, 2004 and 2003)	568	568
Additional paid-in capital	523,771	524,235
Accumulated deficit	(93,058)	(38,477)
Accumulated other comprehensive (loss) income	(372)	1,157
Total shareholders' equity	$430,909	$487,483
Total liabilities and shareholders' equity	$980,733	$573,761

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2004	For the period from May 23 to December 31, 2003	For the period from January 1 to September 3, 2003	For the year ended December 31, 2002
	(Successor)		(Predecessor)
Revenues
Gross premiums written	$494,412	$20,465	$—	$—

Net premiums written	$419,541	$20,060	$—	$—
Change in net unearned premiums	(182,401)	(18,120)	—	—
Net premiums earned	237,140	1,940	—	—

Technical services revenues	32,485	11,680	20,350	28,628
Net investment income	14,307	2,290	13	23
Net realized gains on investments	228	109	—	—
Net foreign exchange gains	978	—	—	—
Other income	2,017	126	—	—
Total revenues	287,155	16,145	20,363	28,651
Expenses
Net losses and loss expenses	198,916	1,191	—	—
Acquisition expenses	53,995	164	—	—
Direct technical services costs	23,182	8,637	12,992	17,193
General and administrative expenses	63,463	44,196	5,820	8,507
Depreciation of fixed assets and amortization of intangible assets	2,180	434	151	258
Total expenses	341,736	54,622	18,963	25,958
(Loss) income before income taxes	(54,581)	(38,477)	1,400	2,693
Income tax expense	—	—	—	—
Net (loss) income	(54,581)	(38,477)	1,400	2,693
Other comprehensive (loss) income
Net unrealized investment gains arising during the period, net of income taxes	(1,235)	1,280	—	—
Foreign currency translation adjustments	(66)	(14)	—	—
Reclassification of net realized gains on investments included in net loss, net of income taxes	(228)	(109)	—	—
Other comprehensive (loss) income	(1,529)	1,157	—	—
Comprehensive (loss) income	$(56,110)	$(37,320)	$1,400	$2,693

Weighted average common share and common share equivalents — basic	56,798,218	31,369,001	1,093,250	1,093,250
diluted	56,798,218	31,369,001	1,093,250	1,093,250
Basic (loss) income per share	$(0.96)	$(1.23)	$1.28	$2.46
Diluted (loss) income per share	$(0.96)	$(1.23)	$1.28	$2.46

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2004	For the period from May 23 to December 31, 2003	For the period from January 1 to September 3, 2003	For the year ended December 31, 2002
	(Successor)		(Predecessor)
Share capital — preferred shares of par value $0.01 each	$—	$—	$—	$—

Share capital — common shares of par value $0.01 each
Balance at beginning of period	568	—	11	11
Issued during period	—	573	—	—
Repurchased and retired during period	—	(5)	—	—
Balance at end of period	568	568	11	11

Additional paid-in capital
Balance at beginning of period	524,235	—	779	779
Common shares issued during period	—	547,710	—	—
Net offering costs	(464)	(40,200)	—	—
Non-cash stock compensation expense	—	16,725	—	—
Balance at end of period	523,771	524,235	779	779

(Accumulated deficit) / Retained earnings
Balance at beginning of period	(38,477)	—	5,660	5,367
Dividends	—	—	(1,800)	(2,400)
Net (loss) income for period	(54,581)	(38,477)	1,400	2,693
Balance at end of period	(93,058)	(38,477)	5,260	5,660

Accumulated other comprehensive (loss) income
Balance at beginning of period	1,157	—	—	—
Net change in unrealized losses on investments, net of income taxes	(1,463)	1,171	—	—
Foreign currency translation adjustments	(66)	(14)	—	—
Balance at end of period	(372)	1,157	—	—

Total shareholders' equity	$430,909	$487,483	$6,050	$6,450

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2004	For the period from May 23 to December 31, 2003	For the period from January 1 to September 3, 2003	For the year ended December 31, 2002
	(Successor)		(Predecessor)
Cash flows from operating activities
Net (loss) income	$(54,581)	$(38,477)	$1,400	$2,693
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,440	185	151	258
Provision for bad debts	—	—	—	62
Amortization of intangible assets	740	249	—	—
Amortization of net discounts on investments	2,949	669	—	—
Net realized gains on investments	(228)	(109)	—	—
Net change in fair value of derivative instruments	401	(207)	—	—
Non-cash stock compensation expense	—	16,725	—	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	(31,925)	(10,557)	—	—
Accrued investment income	(1,724)	(2,779)	—	—
Premiums receivable	(135,823)	(10,961)	—	—
Losses and loss adjustment expenses recoverable	(10,256)	209	—	—
Deferred acquisition costs	(34,880)	(6,616)	—	—
Deferred reinsurance premiums	(45,491)	(270)	—	—
Other accounts receivable	(2,618)	977	(883)	(183)
Other assets	(9,804)	(1,818)	20	118
Reserve for losses and loss adjustment expenses	155,340	982	—	—
Unearned premiums	227,892	18,390	—	—
Environmental liabilities assumed	(500)	7,018	—	—
Reinsurance balances payable	24,595	334	—	—
Accounts payable and accrued expenses	(249)	12,924	1,398	(473)
Deposit liabilities	43,365	—
Deferred income and other liabilities	2,882	1,757	129	133
Net cash provided by (used in) operating activities	131,525	(11,377)	2,215	2,608
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	940,704	377,160	—	—
Purchases of fixed maturities and short-term investments	(1,109,262)	(794,593)	—	—
Purchases of property and equipment	(5,198)	(870)	(66)	(201)
Net cash paid in acquisition of subsidiaries	—	(41,704)	—	—
Net cash used in investing activities	(173,756)	(460,007)	(66)	(201)
Cash flows used in financing activities
Distributions to shareholders	—	—	(1,800)	(2,400)
Repayment of notes payable	—	—	(6)	(8)
Repayment of capital lease obligations	—	—	(3)	—
Net offering costs	(464)	(40,200)	—	—
Proceeds from issuance of shares	—	548,278	—	—
Proceeds from junior subordinated debentures, net of issuance costs	38,776	—	—	—
Net cash provided by (used in) financing activities	38,312	508,078	(1,809)	(2,408)
Increase (decrease) in cash and cash equivalents	(3,919)	36,694	340	(1)
Cash and cash equivalents at beginning of period	36,694	—	73	74
Cash and cash equivalents at end of period	$32,775	$36,694	$413	$73
Supplemental information:
Interest paid	$2	$1	$2	$1
Taxes paid	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. ("Quanta Holdings"), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the "Company," were formed to provide specialty insurance, reinsurance and technical services. Quanta Holdings conducts its insurance and reinsurance operations principally through subsidiaries incorporated in Bermuda, the United States of America (the "U.S."), Ireland and the United Kingdom.

In connection with its formation, Quanta Holdings issued 1,200,000 shares at a $0.01 par value. Of these shares, 1,000,000 shares were issued to MTR Capital Holdings, LLC ("MTR") and 200,000 shares were issued to BEM Investments, LLC ("BEMI"). On July 3, 2003, Quanta Holdings issued an additional 800,000 shares. Following this issuance, MTR and BEMI (collectively, the "Founders") held 1,250,000 and 750,000 shares, respectively. MTR and BEMI were beneficially owned and controlled by certain directors of Quanta Holdings.

On September 3, 2003, Quanta Holdings sold 55,000,000 common shares through a private placement (the "Private Offering") in a transaction exempt from registration under the Securities Act of 1933. Friedman, Billings, Ramsey & Co. ("FBR") was the initial purchaser of the majority of the shares and acted as the placement agent for the sale of shares to accredited investors. Contemporaneous with the Private Offering, Quanta Holdings repurchased and retired 493,044 shares from the Founders such that they, immediately after the repurchase, did not own, in the aggregate, more than the sum of 376,817 shares plus 2.00% of the outstanding shares after the Private Offering. Subsequent to the Private Offering, MTR was liquidated and its shares in Quanta Holdings were distributed among its members, including Russ Family, LLC, CPD & Associates, LLC and BEM Specialty Investments, LLC.

On September 3, 2003, Quanta Reinsurance U.S. Ltd. ("Quanta U.S. Re") acquired all of the outstanding shares of Environmental Strategies Corporation ("ESC"), a Virginia corporation. ESC provides environmental engineering, remediation risk management and technical services. Immediately upon acquisition, ESC was converted into a Virginia limited liability company.

Quanta Reinsurance Ltd. ("Quanta Bermuda"), a wholly owned subsidiary of Quanta Holdings, was incorporated under the laws of Bermuda on August 15, 2003 and is licensed as a Class 4 insurer under the Insurance Act 1978 of Bermuda ("Insurance Act 1978"). Quanta Bermuda underwrites insurance and reinsurance business in Bermuda. There are four classifications of insurers carrying on general business in Bermuda. Each class is subject to varying degrees of regulation with respect to capital, solvency, liquidity and reporting requirements. Class 4 insurers are subject to the strictest regulation.

Quanta U.S. Holdings Inc. ("Quanta U.S. Holdings"), a wholly owned subsidiary of Quanta Bermuda, was incorporated in Delaware on May 30, 2003.

Quanta U.S. Re a wholly owned subsidiary of Quanta U.S. Holdings, was incorporated under the laws of Bermuda on June 6, 2003, and is licensed as a Class 3 reinsurer under the Insurance Act 1978. Quanta U.S. Re underwrites U.S. sourced insurance and reinsurance business in Bermuda.

Quanta (Capital) Ireland Ltd. ("Quanta Ireland") was incorporated on September 16, 2003, and is a wholly owned subsidiary of Quanta Holdings. On May 25, 2004, Quanta Ireland was renamed Quanta Europe Limited ("Quanta Europe") and on September 9, 2004 received approval from the Irish Financial Services Regulatory Authority to write insurance and reinsurance business in Europe.

On October 28, 2003, Quanta U.S. Holdings acquired all of the outstanding common stock of Chubb Financial Solutions Corporation ("CFSC"), an Indiana insurance company, from The Chubb

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Corporation ("Chubb"). CFSC was subsequently renamed Quanta Specialty Lines Insurance Company ("Quanta Specialty Lines"). Quanta Specialty Lines underwrites U.S. sourced specialty insurance on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis.

On December 19, 2003, Quanta U.S. Holdings acquired from National Farmers Union Property Casualty Insurance Company ("NFU") all of the outstanding common stock of National Farmers Union Standard Insurance Company ("NFU Standard"), a Colorado insurance company. NFU Standard was subsequently renamed Quanta Indemnity Company ("Quanta Indemnity"). Quanta Indemnity underwrites admitted insurance business in 44 states in the U.S.

Quanta Technical Services LLC ("QTS"), a wholly owned subsidiary of Quanta U.S. Re, was formed as a Virginia limited liability company on December 23, 2003. Quanta U.S. Re contributed ESC to QTS to provide risk assessment and evaluation technical services in our other specialty lines of insurance and to third parties on a fee basis.

Quanta 4000 Holding Company Ltd. ("Quanta 4000 Holding"), a wholly owned subsidiary of Quanta Bermuda, was incorporated under the laws of Bermuda on November 19, 2004. Quanta 4000 Limited, ("Quanta 4000"), a wholly owned subsidiary of Quanta 4000 Holding, was incorporated in England on September 30, 2004 as the Company's Corporate Member at Lloyd's, its capital provider and underwrites insurance business through, and as the sole member of, Lloyd's Syndicate 4000 ("Syndicate 4000"). Quanta 4000 provides 100% of the capacity to Syndicate 4000. Syndicate 4000 commenced underwriting specialty lines insurance business on December 9, 2004. Chaucer Syndicates Limited, an unrelated party, manages Syndicate 4000 on behalf of Quanta 4000.

On December 21, 2004, the Company participated in a private placement of $40.0 million of floating rate capital securities (the "Trust Preferred Securities") issued by Quanta Capital Statutory Trust I ("Quanta Trust"), a subsidiary Delaware trust formed on December 21, 2004. Quanta Trust used the proceeds from the sale of the Trust Preferred Securities to purchase for $40.0 million junior subordinated debt securities, due March 15, 2035, in the principal amount of $40.0 million issued by the Company (the "Debentures"). The issuance of the Trust Preferred Securities is discussed further in Note 12.

2.	Significant accounting policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. The Company's principal estimates relate to the development or determination of the following:

•	reserves for losses and loss adjustment expenses;

•	certain estimated premiums written, unearned premiums and receivables;

•	reinsurance balances recoverable;

•	the valuation of goodwill and intangible assets;

•	environmental liabilities assumed;

•	investment valuations;

•	annual incentive plan provisions; and

•	deferred income taxes and liabilities.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

While management believes that the amounts included in the consolidated financial statements reflect management's best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the consolidated financial statements.

a)    Basis of presentation

The successor consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. All significant balances and transactions among related companies have been eliminated on consolidation. The results of subsidiaries have been included from either their dates of acquisition, or their dates of incorporation. The consolidated financial statements also include the earnings of Quanta Trust, a wholly owned unconsolidated subsidiary of the Company. Quanta Trust was formed in relation to the issuance of Trust Preferred Securities as further described in Note 12.

Lloyd's syndicates use cash basis accounting to determine results by underwriting year over a three year period. The Company makes adjustments to convert from Lloyd's cash basis accounting to accrual basis accounting in accordance with US GAAP. Generally, adjustments are made to recognize underwriting results on an accrual basis, including estimated written and earned premiums and estimated losses and expenses incurred.

The predecessor's historical consolidated financial statements for the period from January 1, 2003 to September 3, 2003 and year ended December 31, 2002 have been derived from the consolidated financial statements of the Company's predecessor, ESC, to the date of its acquisition by the Company. The predecessor's historical consolidated financial statements for the period from January 1 to September 3, 2003 and for the year ended December 31, 2002 have been reclassified to conform with the presentation for the year ended December 31, 2004. The successor consolidated statement of operations and comprehensive (loss) income for the period from May 23, 2003 (date of incorporation) to December 31, 2003 includes the operations of ESC since September 3, 2003, the date of its acquisition by the Company.

During the year ended December 31, 2004, the Company renamed its consulting segment as the technical services segment. Accordingly, the consulting revenues and direct consulting costs captions in the consolidated statement of operations and comprehensive (loss) income have been renamed Technical service revenues and Direct technical service costs.

Certain balances included in the consolidated financial statements for the period from May 23, 2003 (date of incorporation) to December 31, 2003 have been reclassified to conform with the presentation for the year ended December 31, 2004.

b)    Premiums written, ceded and earned

Insurance and reinsurance premiums written are earned over the terms of the associated insurance policies and reinsurance contracts in proportion to the amount of insurance protection provided. Typically this results in the earning of premium on a pro rata over time basis over the term of the related insurance or reinsurance coverage, which is generally a 12 month period. Premiums written on risks attaching reinsurance contracts are recorded in the period in which the underlying policies or risks are expected to incept and are earned on a pro rata over time basis over the expected term of the underlying policies. As a result, premiums earned on risks attaching reinsurance contracts usually extend beyond the original term of the reinsurance contract resulting in recognition of premium earnings over an extended period, typically up to 24 months.

Premiums written and ceded on certain types of contracts include estimates based on information received from the ceding companies, brokers or insureds. Estimates of written premiums are

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

re-evaluated over the term of the associated contracts as underwriting information becomes available and as actual premiums are reported by the ceding companies, brokers or insureds. Subsequent changes to the premium estimates are recorded as adjustments to premiums written in the period in which they become known.

Adjustments related to retrospective rating provisions that adjust estimated premiums or acquisition expenses are recognized over contract periods in accordance with the underlying contract terms based on current experience under the contracts. Reinstatement premiums that reinstate coverage limits under pre-defined contract terms are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Profit commissions are expenses that vary with and are directly related to acquiring new and renewal insurance and reinsurance business. Profit commission accruals are recorded as acquisition costs and are adjusted at the end of each reporting period based on the experience of the underlying contract. No claims bonuses are accrued as a reduction of earned premium and are adjusted at the end of each reporting period based on the experience of the underlying contract.

In the normal course of business, the Company purchases reinsurance or retrocessional coverage to increase its underwriting capacity and to limit individual and aggregate exposures to risks of losses arising from contracts of insurance or reinsurance that it underwrites. Reinsurance premiums ceded to reinsurers are recorded and earned in a manner consistent with that of the original contracts or policies written and the terms of the reinsurance agreements.

Premiums written and ceded relating to the unexpired periods of coverage or policy terms are recorded on the consolidated balance sheet as unearned premiums and deferred reinsurance premiums.

In the normal course of its operations, the Company may enter into certain contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113") for financial reporting purposes either due to insufficient underwriting risk or insufficient timing risk or do not provide the indemnification required for insurance accounting under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"). For these contracts we follow the deposit method of accounting as prescribed in American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). The deposit method of accounting requires that the premium we receive or pay, less any explicitly defined fees retained or paid, is accounted for as a deposit asset or a deposit liability on the consolidated balance sheet. Explicitly defined fees retained or paid are deferred and earned to other income in the consolidated statement of operations and comprehensive (loss) income according to the nature of, and in proportion to, the product or service provided.

For those contracts that transfer significant underwriting risk only and for reinsurance contracts where it is not reasonably possible that we can realize a significant loss even though we assume significant insurance risk, the deposit asset or liability is measured based on the unexpired portion of the coverage provided. The deposit asset or liability is adjusted for any losses incurred or recoverable based on the present value of the expected future cash flows arising from the loss event with the adjustment being recorded in net losses and loss expenses within our results of operations.

For those contracts that transfer neither significant underwriting risk nor significant timing risk and for contracts that transfer significant timing risk only, the deposit asset or liability is adjusted, and corresponding interest income or expense recognized within our results of operations, by using the interest method to calculate the effective yield on the deposit based on the estimated amount and timing of cash flows. If a change in the actual or estimated timing or amount of cash flows occurs, the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

effective yield is recalculated and the deposit is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the insurance or reinsurance contract. The adjustment is recorded as interest income or interest expense.

Other Income for the year ended December 31, 2004 includes explicitly defined margins of $0.8 million relating to one short duration contract written by the Company's specialty reinsurance segment that does not meet the risk transfer provisions of SFAS 113. This contract was written on a funds withheld basis, such that the deposit liability of $6.2 million recorded is equal to a funds withheld asset according to the contract terms. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FIN 39") "Offsetting of Amounts Related to Certain Contracts", the funds withheld asset and the deposit liability have been offset in the consolidated balance sheet.

Other Income for the year ended December 31, 2004 also includes explicitly defined fees of $0.4 million relating to surplus relief life reinsurance arrangements written by the Company's specialty reinsurance segment that are accounted for as deposits and do not meet the risk transfer requirements of SFAS 113. Underlying treaties attach to these contracts on either a modified coinsurance basis or a coinsurance basis. As of December 31, 2004, the Company has provided approximately $27.7 million (unaudited) of statutory surplus relief to U.S. insurance companies under these contracts.

In respect of the life reinsurance arrangements written on a modified coinsurance basis, the ceding company's net statutory reserves and assets are withheld and remain legally owned by the ceding company. These modified coinsurance contracts represent "non-cash" financial reinsurance transactions, whereby, in accordance with the contract terms, there are no net cash flows at inception of contracts, nor are there expected to be net cash flows through the life of the contracts, other than the Company's explicitly defined fees. Notional contract assets and liabilities contemplated by the contract terms are offset in accordance with FIN 39 and as such the Company does not present such assets or deposit liabilities in its consolidated balance sheet.

In respect of the life reinsurance arrangements written on a coinsurance basis, where investment assets have been transferred to the Company, such assets have been recorded within the Company's trading investment portfolio and are separately presented as Investments related to deposit liabilities in the consolidated balance sheet. A deposit liability has been recorded in the consolidated balance sheet in accordance with SFAS 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" for non-risk investment contracts as an interest bearing instrument using the effective yield method. The Investments related to deposit liability are held in trust funds and are pledged to the ceding companies.

Certain of the Company's coinsurance and modified coinsurance agreements may contain provisions that qualify as embedded derivatives under Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("DIG Issue B36"). The value of embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or changes in the Company's expectations of future cashflows on these treaties could result in losses associated with the embedded derivative.

c)    Acquisition expenses and ceding commission income

Acquisition expenses are policy issuance related costs that vary with and are directly related to the acquisition of insurance and reinsurance business, and primarily consist of commissions, third party brokerage and insurance premium taxes. Ceding commission income consists of commissions the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Company receives on business that it cedes to its reinsurers. Acquisition expenses and commission income are recorded and deferred at the time the associated premium is written or ceded and are subsequently amortized in earnings as the premiums to which they relate are earned or expensed. Acquisition expenses are reflected in the consolidated statement of operations net of ceding commission income from reinsurers. Acquisition costs relating to unearned premiums are deferred in the consolidated balance sheet as deferred acquisition costs and reported net of commission income relating to deferred reinsurance premiums ceded.

Net deferred acquisition costs are carried at their estimated realizable value and are limited to the amount expected to be recovered from future net earned premiums, after deducting anticipated losses and other costs and considering anticipated investment income. Any limitation is referred to as a premium deficiency.

d)    Reserve for losses and loss adjustment expenses

The Company establishes reserves for losses and loss expenses for estimates of future amounts to be paid in settlement of its ultimate liabilities for claims arising under its contracts of insurance and reinsurance that have occurred at or before the consolidated balance sheet date. The estimation of ultimate loss and loss expense liabilities is a significant judgment made by management and is inherently subject to significant uncertainties.

The Company's loss reserves fall into two categories: case reserves for reported losses and loss expenses and reserves for losses and loss expenses incurred but not reported, or IBNR reserves. Case reserves are based initially on claim reports received from insureds, brokers or ceding companies, and may be supplemented by the Company's claims professionals with estimates of additional ultimate settlement costs. IBNR reserves are estimated by management using generally accepted statistical and actuarial techniques and are reviewed by independent actuaries. In applying these techniques, management uses estimates as to ultimate loss emergence, severity, frequency, settlement periods and settlement costs. In making these estimates, the Company relies on the most recent information available, including pricing information, industry information and on its historical loss and loss expense experience.

As of December 31, 2004, the primary reserving method used by the Company to estimate the ultimate cost of losses for its specialty reinsurance lines and its fidelity and technical risk property specialty insurance business lines was the Bornhuetter-Ferguson actuarial method. The Bornhuetter-Ferguson actuarial method selects an initial expected loss and loss expense ratio supplemented with the Company's actual loss and loss expense experience to date to support the estimation of losses and loss adjustment expenses. The Company's initial expected loss and loss expense ratio for the specialty reinsurance business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. The Company's initial expected losses and loss expense ratios selected for its fidelity and technical risk property specialty insurance lines are based on benchmarks derived by its underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

The primary reserving method used by the Company to estimate the ultimate cost of losses for its other specialty insurance business lines was an expected loss ratio methodology whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and deducts any paid losses and loss expenses to arrive at estimated losses and loss expense reserves. This method is commonly applied when there is insufficient historical loss development experience available. The initial expected losses and loss expense ratios selected are based on benchmarks derived by its

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

As of December 31, 2003, given the Company's limited operating history and historical claims experience, its reserving method was an expected loss ratio methodology. The Company believes that these assumptions represented a realistic and appropriate basis for estimating its loss and loss expense reserves at that time.

Even though the Company's reserving techniques represent a reasonable and appropriate basis for estimating ultimate claim costs and management believes that the reserves for losses and loss expenses are sufficient to cover claims from losses occurring up to the consolidated balance sheet date, ultimate losses and loss expenses may be subject to significant volatility given the Company's limited operating history and may differ materially from the amounts recorded in the consolidated financial statements.

The Company continually reviews and adjusts its reserve estimates and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. Loss and loss expense reserves established in prior periods are adjusted in current operations as claim experience develops and new information becomes available. Any adjustments to previously established reserves may significantly impact current period underwriting results and net income by reducing net income.

e)    Reinsurance recoverable

Reinsurance recoverable under the terms of ceded reinsurance contracts includes loss and loss expense reserves recoverable and deferred reinsurance premiums. The Company is subject to credit risk with respect to the reinsurance ceded because the ceding of risk does not relieve the Company from its original obligations to its insureds. To the extent reinsurers default, the Company must settle these obligations without the benefit of reinsurance protection. Failure of the Company's reinsurers to honor their obligations could result in credit losses. If the financial condition of any of the Company's reinsurers deteriorates, resulting in their inability to make payments to the Company, the Company establishes allowances for amounts considered potentially uncollectible from such reinsurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to losses from reinsurer insolvencies.

f)    Environmental liabilities assumed and remediation revenue

The Company assumes environmental liabilities in exchange for remediation fees and contracts to perform the required remediation in accordance with the underlying remediation agreements. The Company estimates its initial and ongoing ultimate liabilities for environmental remediation obligations based upon actual experience, past experience with similar remediation projects, technical engineering examinations of the contaminated sites and state, local and federal guidelines. However, there can be no assurance that actual remediation costs will not significantly differ from the estimated amounts.

As of December 31, 2004 and 2003, the Company had assumed one environmental remediation project, for which estimated liabilities of $6.5 million and $7.0 million had been recorded. The assumed environmental remediation obligations for the project are contractually defined pursuant to a site specific remediation plan.

The amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability is initially deferred and recorded in deferred income

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

on the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage-of-completion method. These methods are based on the ratio of remediation expenses actually incurred and paid to total estimated remediation costs. As of December 31, 2004 and 2003, the Company had deferred approximately $0.6 million and $0.8 million of remediation revenues. Anticipated remediation losses, if any, are recorded in the period in which the Company becomes aware of such losses.

g)    Technical services revenues

Technical services revenue is recognized when evidence of an arrangement for services exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Technical services are rendered under various short-term contractual arrangements, primarily on a time and materials basis. From time to time, the Company retains subcontractors to perform certain remediation services under the Company's contracts with its customers. Revenue is recognized on a gross basis when the Company is the primary obligor in the arrangement. For the year ended December 31, 2004, the period from May 23, 2003 (date of incorporation) to December 31, 2003, the period from January 1, 2003 to September 3, 2003 and the year ended December 31, 2002 approximately $12.3 million, $5.5 million, $6.9 million and $7.0 million of direct costs, exclusive of profit mark-ups, related to these subcontractor arrangements was recorded as direct technical services costs in the consolidated statement of operations and comprehensive (loss) income.

Technical services revenue includes amounts related to services performed but not yet billed to customers at the period end. Accounts receivable include technical services revenues receivable that are settled within the Company's normal collection cycle.

Prepayments from customers are recorded as part of deferred income in the consolidated balance sheet and recognized in the consolidated statement of operations and comprehensive (loss) income as technical services revenue as the related services are performed.

h)    Direct technical services costs

Direct technical services costs consist of payroll costs associated with direct labor incurred on technical services engagements, other direct costs such as travel and subsistence, subcontracting and other contract expenses. The Company maintains a team of in-house technical services consultants that assist in technical services engagements. The costs associated with the time spent by such technical services consultants on engagements are included in Direct technical services costs in the consolidated statement of operations and comprehensive (loss) income.

i)    Derivative Instruments and Hedging Activities

The Company has entered into certain derivative instruments and adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."

The Company enters into investment related derivative transactions, as permitted by its investment guidelines, for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. The Company may also, as part of its business, enter into derivative instruments for the purpose of replicating approved investment, insurance or reinsurance transactions that meet the Company's investment or underwriting guidelines. As of December 31, 2004 and 2003, the Company carries within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a predefined mortality index over a fixed period of time. The Company has

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

determined that the component of the bond that is linked to the specified mortality index is, under SFAS 133, an embedded derivative that is not clearly and closely related to its host contract (a debt security) and is therefore bifurcated and accounted for as a derivative under SFAS 133. The Company has not designated any of its derivative instruments as hedging instruments for financial reporting purposes.

The Company recognizes all standalone derivative instruments as either other assets or liabilities and recognizes embedded derivatives as part of their host instruments in the consolidated balance sheet. The Company measures all derivative instruments at their fair values, which are based on market prices and equivalent data provided by independent third parties. When market data is not readily available, the Company uses analytical models to estimate the fair values of these instruments based on their structure, terms and conditions and prevailing market conditions. The Company recognizes changes in the fair value of derivative instruments and realized gains and losses on derivative instruments in its consolidated statement of operations and comprehensive (loss) income as part of other income and net realized gains on investments. The nature of derivative instruments and the estimates used in estimating their fair value, changes in fair value of derivative instruments and realized gains and losses on settled derivative instruments may create significant volatility in the Company's results of operations in future periods.

DIG Issue B36 indicates that the Company's life financial reinsurance contracts that include modified coinsurance funds withheld provisions, where the Company notionally receives a financial instrument with an investment return based on our underlying referenced pool of assets may contain an embedded derivative that must be bifurcated and accounted for in accordance with SFAS 133 since the economic characteristics are not clearly and closely related to the host instrument.

Although the Company's coinsurance and modified coinsurance arrangements may contain embedded derivatives the Company believes that due to the experience refund provisions contained within the treaties, the value of embedded derivatives contained in these contracts is currently considered to be immaterial.

j)    Annual Incentive Plan

During the year ended December 31, 2004, the Company adopted an Annual Variable Cash Compensation Plan (the "Annual Incentive Plan") which is generally available to employees. Awards paid under this plan will be dependent on performance measured at an individual and line of business level. In general, the Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards vest and are paid out over four annual installments. Unvested amounts are subject to adjustments to the extent that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

Annual Incentive Plan awards for 2004 will vest, for calendar year reporting purposes, 40%, 20%, 20% and 20% in 2004, 2005, 2006 and 2007, respectively. Expenses related to the Annual Incentive Plan awards are recognized by applying the graded vesting method as prescribed by FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The Company continually reviews and adjusts its provisions for Annual Incentive Plan awards and other bonus awards taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Any adjustments to previously established provisions or the establishment of new provisions may significantly impact current period results and net income.

k)    Cash and cash equivalents

Cash equivalents include highly liquid instruments such as liquidity funds, money market funds and other time deposits with commercial banks and financial institutions which have maturities of less than three months from the date of purchase.

l)    Investments and net investment income

The Company's publicly traded and non-publicly traded fixed maturity and short-term investments that are classified as "available-for-sale" are recorded at estimated fair value with the difference between cost or amortized cost and fair value, net of the effect of income taxes, included as a separate component of accumulated other comprehensive (loss) income.

The Company's publicly traded and non-publicly traded fixed maturity and short-term investments that are classified as "trading" are recorded at estimated fair value with the change in fair value included in net realized gains on investments in the consolidated statement of operations and comprehensive (loss) income.

Short-term investments include highly liquid debt instruments and commercial paper that are generally due within one year of the date of purchase and are held as part of the Company's investment portfolios that are managed by independent investment managers.

The fair value of publicly traded securities is based upon quoted market prices. The estimated fair value of non-publicly traded securities is based on independent third party pricing sources.

The Company periodically reviews its investments to determine whether an impairment, being a decline in fair value of a security below its amortized cost, is other than temporary. If such a decline is classified as other than temporary, the Company writes down, to fair value, the impaired security resulting in a new cost basis of the security and the amount of the write-down is charged to the consolidated statement of operations and comprehensive (loss) income as a realized loss. Some of the factors that the Company considers in determining whether an impairment is other than temporary include (i) the amount of the impairment, (ii) the period of time for which the fair value has been below the amortized cost, (iii) specific reasons or market conditions which could affect the security, including the financial condition of the issuer and relevant industry conditions or rating agency actions, and (iv) the Company's ability and intent to hold the security for sufficient time to allow for possible recovery.

Investments are recorded on a trade date basis. The Company's net investment income is recognized when earned and consists primarily of interest, the accrual of discount or amortization of premium on fixed maturity securities and dividends, and is net of investment management and custody expenses. Gains and losses realized on the sale of investments are determined on the first-in, first-out basis.

m)    Property and equipment

Property and equipment, which consist of furniture, equipment, and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using an accelerated method over the estimated useful lives of the related assets, ranging from three to seven years. Depreciation of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Repairs and maintenance are expensed as incurred. At the time of retirement or other disposal of property or equipment, the cost and related accumulated depreciation are deducted from their respective accounts and any resulting gain or loss is included in the consolidated statement of operations and comprehensive (loss) income.

n)    Capitalization of software costs

The Company capitalizes software costs when the preliminary project stage is completed and management commits to fund the software project which it deems probable will be completed and used to perform the intended function. This policy is in accordance with AICPA Statement of Position 98-1 "Accounting for the costs of computer software developed or obtained for internal use" ("SOP 98-1"). Software costs that are capitalized include only external direct costs of materials and services consumed in developing, or obtained for internal use computer software.

Capitalization of costs ceases as soon as the project is substantially complete and ready for its intended purpose. The carrying value of software costs is reviewed by the Company whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

As of December 31, 2004, the Company had capitalized approximately $1.9 million of software costs, of which approximately $0.2 million was amortized during the year ended December 31, 2004.

o)    Goodwill and intangible assets

Goodwill and identifiable intangible assets that arise from business combinations are accounted for in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

Identifiable amortizable intangible assets are amortized in accordance with their useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested annually for impairment by discounting expected cash flows to estimate fair value or more often if impairment indicators arise. If the carrying amounts of goodwill or intangible assets are greater than their fair values established during impairment testing, the carrying value is immediately written-down to the fair value with a corresponding impairment loss recognized in the consolidated statement of operations and comprehensive (loss) income.

p)    Offering costs

Costs incurred in connection with, and that are directly attributable to, share offerings are charged to additional paid-in capital.

q)    Foreign currency translation

Generally, the U.S. dollar is the functional currency of the Company and its subsidiaries. For entities where the U.S. dollar is the functional currency, all foreign currency asset and liability amounts are translated into U.S. dollars at end-of-period exchange rates, except for prepaid expenses, property and equipment, goodwill, intangible assets, deferred acquisition costs, deferred reinsurance premiums and unearned premiums which are translated at historical rates. Foreign currency income and expenses are translated at average exchange rates in effect during the period, except for expenses related to balance sheet amounts translated at historical exchange rates. Exchange gains and losses arising from the translation of foreign currency-denominated monetary assets and liabilities are included in the consolidated statement of operations and comprehensive (loss) income.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated prior to consolidation into U.S. dollars at end of period exchange rates, and the resultant translation adjustments are reported, net of their related income tax effects, as a component of accumulated other comprehensive income (loss) in shareholders' equity. Subsidiary assets and liabilities denominated in other than the local currency are translated into the local currency prior to translation into U.S. dollars, and the resultant exchange gains or losses are included in the consolidated statement of operations and comprehensive (loss) income in the period in which they occur. Subsidiary income and expenses are translated prior to consolidation into U.S. dollars at average exchange rates in effect during the period.

r)    Stock-based compensation

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

The Company provides the disclosure as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires pro-forma compensation expense for employee stock options to be measured as the fair value of the options at their grant date and recorded over the shorter of the vesting or service period.

The following table summarizes the Company's stock-based compensation, net loss and loss per share for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123.

	Year ended December 31, 2004	Period from May 23, 2003 to December 31, 2003
Stock compensation expense
As reported	$—	$(16,725)
Additional stock-based employee compensation expense determined under fair value based method	(2,544)	(9,739)
Pro forma	$(2,544)	$(26,464)
Net loss
As reported	$(54,581)	$(38,477)
Additional stock-based employee compensation expense determined under fair value based method	(2,544)	(9,739)
Pro forma	$(57,125)	$(48,216)
Basic loss per share
As reported.	$(0.96)	$(1.23)
Pro forma	$(1.01)	$(1.54)
Diluted loss per share
As reported.	$(0.96)	$(1.23)
Pro forma	$(1.01)	$(1.54)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The Company's predecessor did not incur any compensation expense related to stock based awards during the period from January 1, 2003 to September 3, 2003 or the year ended December 31, 2002. The pro forma net impact of applying the fair value recognition provisions of SFAS 123 was less than $1 for the period from January 1, 2003 to September 3, 2003 and for the year ended December 31, 2002.

s)    Income taxes

Income taxes have been recognized in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", on those operations that are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the carrying amounts of existing assets and liabilities recorded in the consolidated financial statements and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations and comprehensive (loss) income in the period that includes the enactment date. A valuation allowance for a portion or all of deferred tax assets is recorded as a reduction to deferred tax assets if it is more likely than not that such portion or all of such deferred tax assets will not be realized.

t)    Debt issuance costs

Debt issuance costs associated with the issuance of junior subordinated debentures are initially capitalized within other assets in the consolidated balance sheet and subsequently amortized over the term of the related outstanding debt using the interest method.

u)    Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. All potentially dilutive securities including stock options and warrants are excluded from the basic earnings per share computation.

In calculating diluted earnings per share, the weighted average number of shares outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Basic and diluted earnings per share are calculated by dividing income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

v)    Segment reporting

The Company reports segment results in accordance with SFAS No. 131, "Segment Reporting" ("SFAS 131"). Under SFAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation specified in SFAS 131.

The Company is comprised of four reportable segments and provides a number of products which are operating segments for purposes of GAAP. The Company's products include technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk, property, casualty, marine and aviation, life surplus relief and technical services. The Company organizes these products into five product lines: speciality insurance, speciality reinsurance, programs, structured products and technical services. . Except technical services, the products the Company offers to its clients are written either as traditional insurance or reinsurance policies or are provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. These product lines are aggregated as reportable segments into specialty

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

insurance, specialty reinsurance, Lloyd's and technical services. The attribution of insurance and reinsurance results to these reportable segments is based upon where the business is sourced and not necessarily where the business is recorded.

The Company's most recently established reportable segment, as discussed in Note 1, is its Lloyd's segment, Syndicate 4000, which commenced underwriting specialty lines insurance business following approval from Lloyd's during the fourth quarter of 2004.

In determining how to aggregate its business lines, the Company considers many factors including the lines of business products, production and distribution strategies, geographic source of business and regulatory environments.

The Company has three geographic segments — Bermuda, the U.S. and Europe. These geographic segments represent the aggregation of legal entity locations where revenues, expenses, assets and liabilities are recorded.

The Company's specialty insurance, specialty reinsurance and Lloyd's (collectively referred to herein as "underwriting") reportable segments represent the Company's income and expenses from underwriting risks it retains. The technical services segment represents the Company's income and expenses from the provision of technical, environmental and remediation risk management services.

The accounting policies of the segments are the same as those used in the preparation of the consolidated financial statements. The Company measures and evaluates each segment based on net underwriting or technical services income including other items of revenue and general and administrative expense directly attributable to each segment and, as of April 1, 2004 with an effective date of January 1, 2004, including an allocation of indirect corporate general and administrative expenses.

Effective January 1, 2004, the Company adopted an accounting methodology for the allocation of corporate general and administrative expenses to each of its segments. Corporate general and administrative expenses are allocated to each segment in proportion to each segment's amount of allocated capital for the current reporting period. The Company's capital allocation methodology is based upon an estimate of value-at-risk for each segment on an annual basis.

Because the Company does not manage its assets by segment, net investment income, depreciation and amortization and total assets are not evaluated at the segment level.

w)    Recent accounting pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities." In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires certain VIEs to be consolidated by the primary beneficiary of the VIE if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. To date, FIN 46R has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 addresses the meaning of the term "other-than-temporary impairment" and its application to the Company's investments in debt and equity securities. On December 31, 2004, the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

FASB issued FASB Staff Position EITF 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in EITF 03-01.

This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. During the year ended December 31, 2004, the Company did not identify any securities with declines in value that were considered to be other-than-temporary. The Company anticipates that the adoption of the new evaluation guidance of EITF 03-01 will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-based payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123 and supersedes APB 25. Generally, the approach in SFAS 123(R) is similar to SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and, accordingly, SFAS 123(R) does not allow pro forma disclosure as an alternative to financial statement recognition. SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005. The Company is currently evaluating the effects of this statement on its financial reporting.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

3.    Segment information

The following tables summarize the Company's results before income taxes for each reportable segment for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 based on the reportable segments in effect during the year ended December 31, 2004.

For the period from January 1, 2003 to September 3, 2003 and for the year ended December 31, 2002, the Company's predecessor business was wholly allocated to the technical services segment. As a result, separate statements of operations by reportable segment for the predecessor are not provided.

	Year ended December 31, 2004
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Lloyd's	Technical services	Adjustments and eliminations	Consolidated

Direct insurance	$133,434	$—	$3,166	$—	$—	$136,600
Reinsurance assumed	105,980	251,832	—	—	—	357,812
Total gross premiums written	239,414	251,832	3,166	—	—	494,412
Premiums ceded	(71,668)	(2,612)	(591)	—	—	(74,871)
Net premiums written	$167,746	$249,220	$2,575	$—	$—	$419,541
Net premiums earned	$75,037	$161,973	$130	$—	$—	$237,140
Technical services revenues	—	—	—	34,752	(2,267)	32,485
Other income	—	1,571	—	586	—	2,157
Net losses and loss expenses	(49,733)	(149,111)	(72)	—	—	(198,916)
Direct technical services costs	—	—	—	(23,182)	—	(23,182)
Acquisition expenses	(14,284)	(39,708)	(3)	—	—	(53,995)
General and administrative expenses	(32,044)	(21,336)	(2,295)	(10,055)	2,267	(63,463)
Segment (loss) income	$(21,024)	$(46,611)	$(2,240)	$2,101	$—	$(67,774)
Depreciation of fixed assets and amortization of intangibles						$(2,180)
Net investment income						14,307
Net realized gains on investments						228
Other loss						(140)
Net foreign exchange gains						978
Net loss before income taxes						$(54,581)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Period from May 23, 2003 to December 31, 2003
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Technical services	Adjustments and eliminations	Consolidated

Direct insurance	$7,469	$—	$—	$—	$7,469
Reinsurance assumed	—	12,996	—	—	12,996
Total gross premiums written	7,469	12,996	—	—	20,465
Premiums ceded	(405)	—	—	—	(405)
Net premiums written	$7,064	$12,996	$—	$—	$20,060
Net premiums earned	$339	$1,601	$—	$—	$1,940
Technical services revenues	—	—	12,261	(581)	11,680
Other income	—	—	100	—	100
Net losses and loss expenses	(183)	(1,008)	—	—	(1,191)
Direct technical services costs	—	—	(8,637)	—	(8,637)
Acquisition expenses	(24)	(140)	—	—	(164)
General and administrative expenses	—	—	(2,657)	—	(2,657)
Segment income	$132	$453	$1,067	$(581)	$1,071
General and administrative expenses					(24,814)
Depreciation of fixed assets and amortization of intangibles					$(434)
Net investment income					2,290
Net realized gains on investments					109
Other income					26
Non-cash stock compensation expense					(16,725)
Net loss before income taxes					$(38,477)

For the year ended December 31, 2004, the Company allocated corporate general and administrative expenses to each segment based on segment allocated capital as described in Note 2(v).

Items of revenue and expense resulting from charges between segments are eliminated on consolidation of the segments. During the year ended December 31, 2004 and period from May 23, 2003 to December 31, 2003, the technical services segment charged the underwriting segments $2.3 million and $0.6 million for technical services rendered.

The Company's specialty insurance segment writes business both on a direct basis with insured clients or by assuming reinsurance of underlying policies that are issued on its behalf by third party insurers and reinsurers.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following tables summarize the Company's gross premiums written by geographic location for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003. The geographical segments represent the aggregation of legal entity locations where revenues, expenses, assets and liabilities are recorded.

	2004	2003
Bermuda	$230,887	$12,996
United States	259,378	7,064
Europe	4,147	—
Total	$494,412	$20,060

4.    Business acquisitions

The Company accounts for business acquisitions using the purchase method of accounting in accordance with SFAS 141. For each business acquisition, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired, including identifiable intangible assets, is recorded as goodwill.

On September 3, 2003, the Company acquired all of the outstanding common stock of ESC in exchange for cash consideration of $18.9 million, including certain acquisition expenses. The estimated fair values of the assets and liabilities acquired as of September 3, 2003, including goodwill, are summarized in thousands as follows:

Cash and cash equivalents	$413
Accounts receivable	9,934
Prepaid expenses	367
Property and equipment, net	431
Goodwill	7,556
Intangible assets	4,970
Other assets	104
Accounts payable	(3,361)
Accrued expenses	(1,326)
Deferred income	(163)
Other liabilities	(27)
$18,898

The operating results of ESC are included in the Company's consolidated results of operations for the period from September 3, 2003 (date of acquisition) to December 31, 2003.

The $7.6 million of goodwill has been allocated to the Company's technical services segment and is fully deductible for U.S. tax purposes. Intangible assets acquired include $4.4 million attributable to customer relationships and licenses that are being amortized ratably over 8 years, and $0.6 million attributable to non-compete agreements that are being amortized ratably over three years.

On October 28, 2003, the Company acquired all of the outstanding capital stock of Quanta Specialty Lines. The Company paid a cash purchase price of $26.1 million that represented the fair value of licenses and cash assets acquired at the acquisition date. Of the $26.1 million, $25.8 million was allocated to cash and cash equivalents acquired, with the remainder of $0.25 million being assigned to an indefinite lived non-amortizable intangible asset representing the fair value of the insurance licenses acquired. Quanta Specialty Lines had not engaged in business prior to the acquisition date.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

On December 19, 2003, the Company acquired all of the outstanding capital stock of Quanta Indemnity for a cash purchase price of $22.6 million. In conjunction with the acquisition, and under the terms of a transfer and assumption agreement, the seller agreed to assume from Quanta Indemnity all of its underwriting contracts and their associated liabilities in effect at the time of acquisition, except those agreements for which regulatory approval of the transfer and assumption had yet to be obtained. For those contracts that were pending regulatory approval, the seller reinsured Quanta Indemnity for 100% of their associated liabilities and assumed these reinsured contracts when it obtained regulatory approval. During the year ended December 31, 2004, the seller received its regulatory approvals and assumed all of its remaining underwriting contracts and their associated liabilities.

The total purchase price paid to acquire the outstanding capital stock of Quanta Indemnity was allocated to the fair value of (a) statutory deposits acquired of approximately $13.8 million, (b) accrued investment income of $0.2 million, (c) unearned premiums of $1.6 million and loss and loss expense reserves of $3.5 million associated with retained underwriting contracts that were not assumed by the seller, (d) the corresponding reinsurance assets relating to the reinsurance of retained underwriting contracts provided by the seller, and (e) indefinite lived intangible assets that are not subject to amortization of $8.6 million, representing the fair value of the insurance licenses acquired.

5.    Loss per share

The following table sets forth the computation of basic and diluted loss per share.

	2004	2003

Basic loss per share
Net loss	$(54,581)	$(38,477)
Weighted average common shares outstanding — basic	56,798,218	31,369,001
Basic loss per share	$(0.96)	$(1.23)
Diluted loss per share
Net loss	$(54,581)	$(38,477)
Weighted average common shares outstanding	56,798,218	31,369,001
Weighted average common share equivalents
Options	—	—
Warrants	—	—
Weighted average common shares outstanding — diluted	56,798,218	31,369,001
Diluted loss per share	$(0.96)	$(1.23)

Due to a net loss for all periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the year ended December 31, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,052,400 options and 2,542,813 warrants. For the period from May 23, 2003 (date of incorporation) to December 31, 2003, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,892,900 options and 2,542,813 warrants.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The predecessor's basic net income per share is $0.78 and $2.46 for the period January 1, 2003 to September 3, 2003 and for the year ended December 31, 2002. The predecessor's diluted net income per share is $0.78 for the period January 1, 2003 to September 3, 2003. The predecessor's diluted net income per share is $2.46 for the year ended December 31, 2002, which excludes 5,500 options to purchase common stock of the predecessor as their inclusion would have been anti-dilutive.

6.    Investments

The amortized cost or cost, fair value and related gross unrealized gains and losses of fixed maturity and short-term investments as of December 31, 2004 and 2003 are as follows:

December 31, 2004	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Fixed maturities:
U.S. government and government agencies	$227,024	$641	$(860)	$226,805
Foreign governments	16,704	735	(10)	17,429
Tax-exempt municipal	4,116	121	(3)	4,234
Corporate	134,221	833	(1,152)	133,902
Asset-backed securities	20,315	6	(170)	20,151
Mortgage-backed securities	152,727	399	(618)	152,508
Total fixed maturities	$555,107	$2,735	$(2,813)	$555,029
Short-term investments	4,562	115	(276)	4,401
Total available-for-sale investments	$559,669	$2,850	$(3,089)	$559,430
Trading:
Fixed maturities:
Tax-exempt municipal	$538	$—	$—	$538
Corporate	31,309	—	—	31,309
Asset-backed securities	1,382	—	—	1,382
Mortgage-backed securities	6,759	—	—	6,759
Total fixed maturities	$39,988	$—	$—	$39,988
Short-term investments	504	—	—	504
Total trading investments	$40,492	$—	$—	$40,492
Total investments	$600,161	$2,850	$(3,089)	$599,922

December 31, 2003	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Fixed maturities:
U.S. government and government agencies	$146,466	$143	$(6)	$146,603
Foreign governments	13,144	251	(28)	13,367
Tax-exempt municipal	5,716	152	—	5,868
Corporate	124,160	594	(53)	124,701
Asset-backed securities	8,092	30	—	8,122
Mortgage-backed securities	88,904	419	(18)	89,305
Total fixed maturities	$386,482	$1,589	$(105)	$387,966
Short-term investments	79,070	—	—	79,070
Total available-for-sale investments	$465,552	$1,589	$(105)	$467,036

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

As of December 31, 2004 and 2003, the Company held, as part of its self-managed available-for- sale fixed maturity portfolio, $20.0 million of par value principal-at-risk insurance linked securities issued by a single issuer. The investment in the insurance linked security is subject to loss of principal in the event of the occurrence of certain predefined changes in mortality. As of December 31, 2004 and 2003, the fair value of the security was $20.1 million and $20.0 million and represented approximately 3% and 4% of the Company's total cash and invested assets.

Due to fluctuations in interest rates, it is likely that during the time over which a fixed maturity security is owned there will be periods when the security's fair value is less than its amortized cost resulting in unrealized losses. Substantially all of the unrealized losses on the Company's fixed maturity securities as at December 31, 2004 were caused by interest rate increases during 2004. Because the unrealized losses are primarily attributable to changes in interest rates and not changes in credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004. For the year ended December 31, 2004 and for the period from May 23, 2003 (date incorporation) to December 31, 2003, the Company did not identify any securities with declines in value that were considered to be other-than-temporary.

As of December 31, 2004, there were approximately 314 securities in an unrealized loss position. Of these securities, there are no securities that have been in an unrealized loss position for twelve months or greater. Those fixed maturity investments with unrealized losses and the duration such conditions existed as of December 31, 2004, and their fair values are summarized as follows:

		Unrealized losses
December 31, 2004	Fair value	Less than 12 months	Greater than 12 months	Total unrealized losses
Fixed maturities:
U.S. government and government agencies	$127,787	$(860)	$—	$(860)
Foreign governments	1,446	(10)	—	(10)
Tax-exempt municipal	102	(3)	—	(3)
Corporate	103,710	(1,152)	—	(1,152)
Asset-backed securities	16,818	(170)	—	(170)
Mortgage-backed securities	109,679	(618)	—	(618)
Total fixed maturities	$359,542	$(2,813)	$—	$(2,813)
Short-term investments	(260)	(276)	—	(276)
Total	$359,282	$(3,089)	$—	$(3,089)

Contractual maturities of the Company's fixed maturities as of December 31, 2004 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

December 31, 2004	Amortized cost or cost	Fair value
Fixed maturities:
Due in one year or less	$58,428	$73,050
Due after one year through five years	309,500	294,700
Due after five years through 10 years	41,793	42,041
Due after 10 years	9,257	9,331
Total fixed maturities	$418,978	$419,122
Mortgage and asset-backed securities	181,183	180,800
Total	$600,161	$599,922

Credit ratings of the Company's fixed maturities as of December 31, 2004 and 2003 are shown below.

	December 31, 2004		December 31, 2003
Ratings*	Amortized cost or cost	Percentage	Amortized cost or cost	Percentage
AAA	$425,209	70.8%	$306,799	65.9%
AA	17,793	3.0%	30,261	6.5%
A	78,743	13.1%	69,833	15.0%
BBB	78,416	13.1%	58,659	12.6%
Total	$600,161	100.0%	$465,552	100.0%

* – ratings as assigned by Standard & Poor's Corporation

The components of net investment income for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 were derived from the following sources:

	2004	2003
Fixed maturities	$16,862	$2,408
Cash, cash equivalents and short-term investments	1,494	780
Gross investment income	18,356	3,188
Net amortization of discount / premium	(2,949)	(669)
Investment expenses	(1,100)	(229)
Net investment income	$14,307	$2,290

Gross realized pre tax investment gains and losses for the year ended December 31, 2004 were approximately $3.4 million and $3.2 million. Gross realized pre tax investment gains and losses for the period from May 23, 2003 (date of incorporation) to December 31, 2003, were approximately $0.7 million and $0.6 million. All gains and losses were realized from the sale of fixed maturity investments.

7.    Funds at Lloyd's

On December 9, 2004, Quanta 4000 Holding deposited with Lloyd's cash and investments having on the date of deposit a market value of £57.5 million, or $107.9 million, to support its underwriting activities. The Company is required to maintain Funds at Lloyd's for each underwriting year in which it writes business. The cash and investments are held by Lloyd's in its capacity as trustee of a Lloyd's Deposit Trust Deed (Third Party Deposit) dated December 23, 2004 and made between Quanta 4000 Holding, Quanta 4000, and Lloyd's, as security for the underwriting obligations of Quanta 4000 (including certain obligations arising under Lloyd's byelaws and other rules). At the request of Quanta

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

4000 Holding and Quanta 4000, Lloyd's has appointed a custodian to hold the cash and investments on its behalf and an investment manager to manage the cash and investments in accordance within certain investment objectives and restrictions agreed between Quanta 4000 Holding, Quanta 4000 and Lloyd's and in accordance with investment criteria and within restrictions specified by Lloyd's. As of December 31, 2004, cash and investments with a market value of $109.4 million are held by Lloyd's as trustee. The cash and investments held by Lloyd's are included within Notes 6 and 13(c) and may not be withdrawn until each underwriting year is closed, which generally takes three years.

Quanta 4000 underwrites insurance business through, and as the sole member, of Syndicate 4000, in respect of which business further cash and investments will from time to time be held under Premium Trust Funds for the payment and discharge of certain permitted trust outgoings and, thereafter, for Quanta 4000.

The release from these trusts to Quanta 4000, and therefore the availability for purposes of dividend payment by Quanta 4000 to its direct and indirect corporate parents, of profits earned on the Lloyd's business of Quanta 4000 is restricted by Lloyd's byelaws and other rules which generally provide, among other things, that only those funds are released for which the underwriting year has been closed, a process which routinely takes three years. At December 31, 2004, the Company did not have any amounts of further cash and investments held under Premium Trust Funds for payments and discharge of certain trust outgoings.

8.    Derivative instruments

The Company is exposed to potential loss on its derivative activities from various market risks, and manages these market risks based on guidelines established by management. Derivative instruments are carried at fair value with the resulting realized and unrealized gains and losses recognized in the consolidated statement of operations and comprehensive (loss) income in the period in which they occur. The change in fair value is included in other income in the consolidated statement of operations.

The following table summarizes these instruments and the effect on net loss and comprehensive loss for the year ended December 31, 2004 and period from May 23, 2003 (date of incorporation) to December 31, 2003. The predecessor did not engage in derivative activities:

	2004		2003
	Net change in unrealized losses	Net realized losses	Net change in unrealized gains	Net realized gains
Investment derivatives	$(185)	$(323)	$207	$—
Mortality linked embedded derivatives	(216)	—	—	—
Net realized and unrealized gains (losses) on derivatives	$(401)	$(323)	$207	$—

a)    Investment Derivatives

The Company uses foreign currency forward contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency denominated fixed maturity investments. These forward currency contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in the consolidated statement of operations and comprehensive (loss) income in the period in which they occur. These contracts generally have maturities of three months or less. As of

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

December 31, 2004 and 2003, the net notional amount of foreign currency forward contracts was zero, with a net fair market value of $(0.3) million and $0.2 million and net unrealized (losses) gains of $(0.3) million and $0.2 million. For the year ended December 31, 2004, net realized losses on settled foreign currency forward contracts totaled approximately $0.4 million. During the period from May 23, 2003 (date of incorporation) to December 31, 2003, the Company did not have a realized gain or loss associated with settled foreign currency forward contracts.

During the year ended December 31, 2004, the Company utilized other derivative instruments such as swaps and options to manage total investment returns in accordance with its investment guidelines and recognized net realized gains on these instruments of approximately $0.1 million. As of December 31, 2004, the fair market value of other derivative instruments was negligible and net unrealized gains were $0.1 million. As of December 31, 2003, the fair market value of other derivative instruments was negligible and net unrealized gains were negligible.

b)    Mortality linked embedded derivative

The Company holds within its available-for-sale fixed maturity portfolio a mortality-risk-linked security, with a par value at December 31, 2004 and 2003 of $20.0 million and a fair market value at December 31, 2004 and 2003 of $20.1 million and $20.0 million, for which the repayment of principal is dependent on the performance of a specified mortality index over a fixed period of time. The Company has concluded that the component of this bond that is linked to the mortality index is an embedded derivative and estimates the fair market value of this index linked embedded derivative using an analytical model that considers the security's term, rating, current market conditions and structural risk. As of December 31, 2004 and 2003, the estimated fair value of the embedded derivative component was $0.5 million and $0.7 million and is recognized at fair value and included within investments in the consolidated balance sheet. During the year ended December 31, 2004, the Company recorded $0.2 million in unrealized losses associated with the change in the fair value of the embedded derivative. During the period from May 23, 2003 (date of incorporation) to December 31, 2003, the Company did not have an unrealized gain or loss associated with the change in the fair value of the embedded derivative.

9.    Reinsurance

The Company utilizes reinsurance and retrocessional agreements principally to increase aggregate capacity and to limit net exposures to losses arising on business assumed. The Company's reinsurance agreements provide for the recovery of a portion of losses and loss expenses from reinsurers.

Reinsurance assets due from our reinsurers include losses and loss adjustment expenses recoverable and deferred reinsurance premiums. The Company is subject to credit risk with respect to reinsurance ceded because the ceding of risk does not relieve the Company from its primary obligations to its policyholders. The Company did not record any credit losses for the year ended December 31, 2004 or for the period from May 23, 2003 (date of incorporation) to December 31, 2003.

As of December 31, 2004, the losses and loss adjustment expenses recoverable balance in the consolidated balance sheet were comprised of approximately 48%, 16% and 11% recoverable from three reinsurers rated A+ by A.M. Best Company, Inc. ("A.M. Best") and approximately 10% from one reinsurer rated A++ by A.M. Best. As of December 31, 2003, no single reinsurer comprised more than 10% of the losses and loss adjustment expenses recoverable balance in the consolidated balance sheet.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 are shown below.

Year ended December 31, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$136,600	$39,937	$27,397
Reinsurance assumed	357,812	225,136	185,001
Total gross premiums written	494,412	265,073	212,398
Ceded reinsurance	(74,871)	(27,933)	(13,482)
Net	$419,541	$237,140	$198,916

Period from May 23, 2003 to December 31, 2003	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$7,469	$399	$219
Reinsurance assumed	12,996	1,601	1,008
Total gross premiums written	20,465	2,000	1,227
Ceded reinsurance	(405)	(60)	(36)
Net	$20,060	$1,940	$1,191

10.    Goodwill and other intangible assets

The Company accounts for its goodwill and other intangible assets in accordance with SFAS 142. Under the provisions of SFAS 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are reviewed for impairment when events or circumstances indicate that there may be impairment. The Company's impairment evaluations as of December 31, 2004 and 2003 indicated that none of its goodwill or other intangible assets was impaired.

The carrying amount of goodwill, which primarily relates to the Company's technical services segment and is not subject to amortization, was $7.6 million as of December 31, 2004 and 2003.

The carrying amount of intangible assets that are not subject to amortization, which represent the Company's U.S. insurance licenses, was $8.9 million as of December 31, 2004 and 2003.

The gross carrying amount and accumulated amortization for each of the Company's classes of intangible assets that are subject to amortization as of December 31, 2004 and 2003 are summarized in the following table:

	2004		2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$4,400	$734	$4,400	$183
Non-compete agreements	570	255	570	66
Total	$4,970	$989	$4,970	$249

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The amortization expense of intangible assets subject to amortization was $0.7 million and $0.2 million for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003. The estimated amortization expense in each of the five years subsequent to December 31, 2004, is as follows: 2005, $0.7 million; 2006, $0.7 million; 2007, $0.6 million; 2008, $0.6 million; and 2009, $0.6 million.

11.    Reserve for losses and loss adjustment expenses

The Company's estimation of future ultimate loss liabilities is inherently subject to significant uncertainties. These uncertainties are driven by many variables that are difficult to quantify. These uncertainties include, for example, the period of time between the occurrence of an insured loss and actual settlement, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, internal and third party claims handling procedures, and the lack of complete historical data on which to base loss expectations.

The estimation of unpaid loss liabilities will be affected by the type or structure of the policies the Company has written. For specialty insurance business, the Company often assumes risks for which claims experience will tend to be frequency driven. As a result, historical loss development data may be available and traditional actuarial methods of loss estimation may be used. Conversely, the available amount of relevant loss experience used to quantify the emergence, severity and payout characteristics of loss liabilities is limited for policies written where the Company expects that potential losses will be characterized by lower frequency but higher severity claims.

The estimation of unpaid loss liabilities will also vary in subjectivity depending on the lines or class of business involved. Short-tail business describes lines of business for which losses become known and paid in a relatively short period of time after the loss actually occurs. Typically, there will be less variability in the ultimate amount of losses from claims incurred in the short-tail lines that the Company writes such as property, marine, and aviation. Long-tail business describes lines of business for which actual losses may not be known for some time or for which the actual amount of loss may take a significantly longer period of time to emerge or develop. The Company writes casualty, professional and environmental lines of business that are generally considered longer tail in nature. Because loss emergence and settlement periods can be many years in duration, these lines of business will have more variability in the estimates of their loss and loss expense reserves.

The following table represents the activity in the reserve for losses and loss adjustment expenses for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003:

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	2004	2003

Reserve for losses and loss adjustment expenses at beginning of period	$4,454	$—
Losses and loss adjustment expenses recoverable	3,263	—
Net reserve for losses and loss adjustment expenses at beginning of period	1,191	—
Reserve for losses and loss adjustment expenses of Quanta Indemnity at date of acquisition	—	3,472
Less losses and loss adjustment expenses recoverable	—	(3,472)
Net reserve for losses and loss adjustment expenses of Quanta Indemnity at date of acquisition	—	—
Net losses and loss adjustment expenses incurred related to losses occurring in:
Current year	198,923	1,191
Prior years	(7)	—
Total net incurred losses and loss adjustment expenses	198,916	1,191
Net losses and loss adjustment expenses paid related to losses occurring in:
Current year	54,051	—
Prior years	—	—
Total net paid losses and loss adjustment expenses	54,051	—
Foreign exchange loss	219	—
Net reserve for losses and loss adjustment expenses at end of period	146,275	1,191
Losses and loss adjustment expenses recoverable	13,519	3,263
Reserve for losses and loss adjustment expenses at end of period	$159,794	$4,454

For the year ended December 31, 2004, other than claims notifications received relating to the Hurricanes Charley, Frances, Ivan and Jeanne, for which the Company estimated ultimate losses of $61.3 million, the Company has received a limited amount of other reported losses. As of December 31, 2004, the Company completed its review of loss reserves and losses incurred in each of its lines of business. As a result of this review the Company refined its expected ultimate loss ratios for certain lines of business. This review and refinement had a negligible impact on prior year loss reserves.

Management believes that the assumptions used represent a realistic and appropriate basis for estimating the reserve for losses and loss adjustment expense as of December 31, 2004 and 2003. However, these assumptions are subject to change and the Company continually reviews and adjusts its reserve estimates and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. While management believes it has made a reasonable estimate of loss expenses occurring up to the consolidated balance sheet date, the ultimate costs of claims incurred could exceed the Company's reserves and have a materially adverse effect on its future results of operations and financial condition.

As of December 31, 2003, both the reserve for losses and loss adjustment expenses and the loss expense recoverable asset included $3.2 million related to the acquisition of Quanta Indemnity and the reinsurance provided by the seller of Quanta Indemnity (see Note 4).

12.    Junior subordinated debentures

On December 21, 2004, the Company participated in a private placement of $40.0 million of floating rate capital securities (the "Trust Preferred Securities") issued by Quanta Trust. The Trust

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Preferred Securities mature on March 15, 2035, are redeemable at the Company's option at par beginning March 15, 2010, and require quarterly distributions of interest by Quanta Trust to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") plus 385 basis points, which equated to an interest rate of 6.37% at December 31, 2004. Quanta Trust simultaneously issued 1,238 of its common securities to the Company for a purchase price of $1.2 million, which constitutes all of the issued and outstanding common securities of Quanta Trust. The Company's investment of $1.2 million in the common shares of Quanta Trust is recorded in other assets in the consolidated balance sheet.

Quanta Trust used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $41.2 million junior subordinated debt securities, due March 15, 2035, in the principal amount of $41.2 million issued by the Company (the "Debentures"). The net proceeds of $38.8 million, after the deduction of approximately $1.2 million of commissions paid to the placement agents in the transaction and approximately $1.2 million representing the Company's investment in Quanta Trust, to the Company from the sale of the Debentures to Quanta Trust will be used by the Company to grow its specialty lines businesses and for working capital purposes.

The Debentures were issued pursuant to an Indenture (the "Indenture"), dated December 21, 2004, by and between the Company and JPMorgan Chase Bank, N.A., as trustee. The terms of the Debenture are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Debentures paid by the Company will be used by Quanta Trust to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indenture permits the Company to redeem the Debentures (and thus a like amount of the Trust Preferred Securities) on or after March 15, 2010. If the Company redeems any amount of the Debentures, Quanta Trust must redeem a like amount of the Trust Preferred Securities.

Pursuant to a Guarantee Agreement (the "Guarantee Agreement"), dated December 21, 2004, by and between the Company and JPMorgan Chase Bank, N.A., as trustee, the Company has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case to the extent of funds held by Quanta Trust. The obligations of the Company under the Guarantee Agreement and the Trust Preferred Securities are subordinate to all of the Company's debt.

The issuance costs incurred have been capitalized and are included in other assets in the consolidated balance sheet. Issuance costs will be amortized over the term of the Debentures as a component of interest expense.

Quanta Trust is determined to be a Variable Interest Entity ("VIE") under FIN46R. The Company was not determined to be the primary beneficiary of Quanta Trust and in accordance with FIN46R has not consolidated Quanta Trust in the consolidated financial statements. The earnings of Quanta Trust are included in the consolidated statement of operations and comprehensive (loss) income.

13.    Commitments and contingencies

a)    Concentrations of credit risk

As of December 31, 2004, substantially all of the Company's cash and cash equivalents, and investments were held by two custodians, and one custodian as of December 31, 2003. Management considers these custodians to be of high credit quality. The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB-. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of December 31, 2004 and 2003, the largest single non-U.S. government and government agencies issuer accounted for less than 2% and 1% of the aggregate market value of the externally managed portfolios.

The Company maintains a substantial portion of its cash and cash equivalents in two financial institutions that the Company considers to be of high quality.

Other accounts receivable as of December 31, 2004 and 2003 consist principally of amounts relating to technical services engagements and include $7.3 million and $6.3 million in billed accounts receivable and $2.3 million and $2.6 million in unbilled amounts for work in progress. The Company extends credit to its customers in the normal course of business and monitors the balances of individual accounts to assess any collectibility issues. The Company, and its predecessor, have not experienced significant losses related to receivables in its technical services business in the past.

Our premiums receivable balance of $146.8 million as of December 31, 2004 include approximately $30.2 million, or 20.6%, from one third party agent that sources the residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages for new homes contractors throughout the U.S. The Company has not experienced any losses related to premiums receivables from this third party agent to date and monitors the aged premiums receivable balances.

b)    Concentrations of premium production

The Company generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the year ended December 31, 2004, one broker accounted for approximately 11% of the specialty insurance segment's gross premiums written and four brokers accounted for approximately 31%, 21%, 16% and 11% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the year ended December 31, 2004. During the period from May 23, 2003 to December 31, 2003, two brokers accounted for approximately 52% and 23% of the specialty insurance segment's gross premiums written and four brokers accounted for approximately 41%, 22%, 20% and 15% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the period from May 23, 2003 to December 31, 2003. All of these brokers are large and established companies.

During the year ended December 31, 2004, the Company wrote a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages for new homes contractors throughout the U.S. This program accounted for approximately $138.1 million, or 57.7%, of the specialty insurance segment gross written premiums and approximately $12.5 million, or 5.0%, of the specialty reinsurance segment gross written premiums for the year ended December 31, 2004. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business.

c)    Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates. These funds on deposit are available to settle insurance and reinsurance liabilities.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The Company has also issued letters of credit ("LOC") under its Credit Agreement described in Note 17 for which cash and cash equivalents and investments are pledged as security in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space.

The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company's obligations associated with the assumption of an environmental remediation liability.

The fair values of these restricted assets by category at December 31, 2004 and 2003 are as follows:

	2004		2003
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$100	$29,356	$—	$633
Funds deposited with Lloyd's	20,018	89,343	—	—
LOC pledged assets	3,000	138,553	2,248	13,967
Trust funds	17,662	84,403	8,309	—
Amounts held in trust funds related to deposit liabilities	1,702	40,492	—	—
Total	$42,482	$382,147	$10,557	$14,600

d)    Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of December 31, 2004, are as follows:

Year ending December 31,
2005	$4,735
2006	4,261
2007	3,833
2008	2,878
2009	2,822
2010 and thereafter	23,393
Total	$41,922

Total rent expense under operating leases for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003, was approximately $4.4 million and $1.4 million.

e)    Line of credit

As of December 31, 2003, ESC had a line of credit with a U.S. commercial bank in the amount of $1.0 million. Any borrowings from the line of credit were secured by business assets of ESC, as defined under the credit agreement. The interest rate charged was subject to change from time to time

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

based on changes in an index, which is the base rate as set by the bank (4% as of December 31, 2003). ESC did not draw on this line of credit, which expired on June 30, 2004 and was not renewed.

f)    Business acquisitions

Under the terms of the ESC purchase agreement, the former shareholders of ESC, including certain officers and employers of the Company, have a right to receive an earn-out payment that is contingent upon ESC achieving specified earnings targets as defined in the purchase agreement. Under the earn-out arrangements, if ESC's net income before interest, taxes, depreciation and amortization ("EBITDA") for the two-year period ending December 31, 2005, is $7.5 million or greater, the Company will be obligated to pay an additional $5.0 million to ESC's previous shareholders. If EBITDA is greater than $7.0 million and less than $7.5 million for the two-year period ending December 31, 2005 then the Company will be required to pay a pro rata portion of the $5.0 million. For the purposes of the earn-out computation, EBITDA excludes (i) the effect of the purchase method of accounting adjustments relating to the ESC acquisition, (ii) bonuses inconsistent with ESC's past practice paid to any of ESC's prior shareholders who remain employees of ESC, and (iii) charges or allocations from the Company to ESC for any management or overhead where the Company provides no services to ESC.

Additional earn-out distributions to ESC's previous shareholders, if any, will be recorded as an adjustment to the purchase price of ESC at the time the contingency is resolved and additional consideration is distributable under the provisions of SFAS 141. Accordingly, as of December 31, 2004 no additional earn-out distributions have been recorded in the consolidated financial statements.

g)    Taxation

Quanta Holdings is a Bermuda corporation and, except as described in Note 14 below, neither it nor its non-U.S. subsidiaries have paid or provided for U.S. income taxes on the basis that they are not engaged in a U.S. trade or business or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a U.S. trade or business or otherwise subject to taxation. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., the Company or such subsidiaries could be subject to U.S. tax at regular corporate tax rates on its taxable income, if any, that is effectively connected with such U.S. trade or business plus an additional 30% "branch profits" tax on such income remaining, if any, after the regular corporate taxes, in which case there could be a significant adverse effect on the Company's results of operations and its financial condition.

h)    Employment agreements

The Company has entered into employment agreements with certain officers that provide for severance payments and executive benefits under certain circumstances.

14.    Taxation

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on its income or realized capital gains. The Company has received an undertaking from the Minister of Finance of Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

Quanta U.S. Holdings and its operating subsidiaries are subject to income taxes imposed by U.S. authorities. The Company's operating units in the United Kingdom and Ireland are subject to the relevant income taxes imposed by those jurisdictions.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Effective August 15, 2003, Quanta U.S. Re made an election under Section 953(d) of the Internal Revenue Code of 1986 ("IRC"), as amended, to be treated as a domestic corporation for United States federal income tax purposes. As a result of the "domestic election", Quanta U.S. Re is subject to U.S taxation on its worldwide income as if it were a U.S. corporation.

Quanta U.S. Holdings together with its operating subsidiaries have elected to file a consolidated U.S. tax return. Under IRC Section 953(d), net operating losses generated by Quanta U.S. Re may only be carried back two years and forward twenty years and offset past or future U.S. federal taxable income that is generated by Quanta U.S. Re.

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to become subject to additional taxation (see Note 13(g)).

The consolidated income tax provisions for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003, are as follows and were allocated wholly to income from continuing operations:

	2004	2003

Current tax expense (benefit)	$—	$—
U.S. Federal	—	—
U.S. State	—	—
Non-U.S.	—	—
Total current expense (benefit)	—	—
Deferred tax expense (benefit)
U.S. Federal	(7,318)	(6,130)
U.S. State	—	—
Non-U.S.	—	—
Change in valuation allowance	7,318	6,130
Total deferred expense (benefit)	—	—
Total income tax expense (benefit)	$—	$—

No current U.S. or foreign income taxes were paid or payable during the year ended December 31, 2004 or the period from May 23, 2003 (date of incorporation) to December 31, 2003.

Income tax benefit attributable to income from continuing operations for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before taxation as a result of the following:

	2004	2003
Computed expected tax benefit	$(19,103)	$(13,467)
Foreign loss not subject to U.S. tax	11,453	7,270
Income subject to tax at foreign rates	133	45
Other.	199	22
Effect of valuation allowance	7,318	6,130
Actual income tax expense (benefit)	$—	$—

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax purposes. The significant components of the net deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Bonus provisions	$584	$2,394
Reserves for losses and loss adjustment expenses	1,197	12
Unearned premiums	3,031	865
Deferred income.	112	622
Net unrealized investment losses.	240	—
Net operating loss carry forwards	13,502	4,449
Other	4
Total deferred tax assets	18,670	8,342
Deferred tax liabilities:
Deferred acquisition costs	(1,129)	(1,863)
Net unrealized investment gains	—	(102)
Amortization of intangible assets	(411)	(62)
Prepaid expenses	(2,728)	(98)
Depreciation of property and equipment	(1,020)	(171)
Other	(34)	(18)
Total deferred tax liabilities	(5,322)	(2,314)
Valuation allowance	(13,348)	(6,130)
Net deferred tax liability	$—	$102

As of December 31, 2004 and 2003, the Company has a net deferred tax asset relating to net operating loss carry forwards for U.S. federal income tax purposes of approximately $25.8 million and $12.7 million, which are available to offset future U.S. federal taxable income through 2023. As of December 31, 2004 and 2003, approximately $2.3 million and $10.6 million of the net operating loss carry forwards are dual consolidation losses generated by Quanta U.S. Re and can only be used to offset future taxable income earned by Quanta U.S. Re.

As a new company with limited operating history, the realization of deferred tax assets from future taxable income and future reversals of existing taxable temporary differences is currently neither assured nor accurately determinable. Accordingly, the Company has recorded a valuation allowance against 100% of its net deferred tax assets as of December 31, 2004 and 2003.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

15.     Shareholders' equity

a)    Authorized shares

The authorized ordinary share capital of the Company consists of 200,000,000 common shares of par value $0.01 each and 25,000,000 preferred shares of a par value $0.01 each. The following table is a summary of common shares issued and outstanding for the year ended December 31, 2004 and for the period from May 23, 2003 (the date of incorporation) to December 31, 2003:

	2004	2003
Issued and outstanding shares, beginning of period	56,798,218	—
Shares issued	—	57,291,262
Shares repurchased and retired	—	(493,044)
Issued and outstanding shares, end of period	56,798,218	56,798,218

There were no issued and outstanding preferred shares as of December 31, 2004 and 2003.

On July 10, 2003, the Company effected a one hundred for one stock split whereby each of the Company's common shares of the then par value of $1.00 were divided into one hundred common shares of par value $0.01 each. All share and per share data included in these consolidated financial statements have been presented to reflect the stock split for all periods presented.

On December 22, 2003, the Company sold 291,262 common shares to one of its Directors in a privately negotiated transaction for $10.30 per share.

See Note 1 for a further discussion of shares issued, repurchased and retired during the period from May 23, 2003 (the date of incorporation) to December 31, 2003.

b)    Founders warrants and options

In connection with the closing of the Private Offering, the Company issued (a) to entities controlled by the Founders, warrants to purchase up to 4.5% of the aggregate number of outstanding common shares as of September 3, 2003, or 2,542,813 common shares and (b) to certain of its officers, options to purchase up to 2.15% of the aggregate number of outstanding common shares as of September 3, 2003, or 1,214,900 common shares.

The warrants and options issued are exercisable at a price of $10.00 per share. The warrants were immediately and fully exercisable at the time of issuance and the options become exercisable in four equal annual increments during a four year period commencing on the first anniversary date of the grant and become fully exercisable on the fourth anniversary of the grant date.

16.    Employee benefit plans

a)     Pension plans

The Company provides pension benefits to eligible employees through various defined contribution plans, including 401(k) plans, sponsored by the Company. Under these plans, employee contributions may be supplemented by the Company matching donations based on the level of employee contribution up to certain maximum amounts. Expenses incurred relating to these plans during the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003, totaled $0.9 million and $0.1 million.

b)     Options and stock based compensation

In July 2003, the shareholders of the Company approved the long-term incentive plan (the "Incentive Plan"). The Incentive Plan provides for the grant to eligible employees, directors and

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

consultants of stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, dividend equivalents and other share-based awards. The Incentive Plan is administered by the Company and the Compensation Committee of the Board of Directors. The Compensation Committee determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the awards. Recipients of awards may exercise at any time after they vest and before they expire, except that no awards may be exercised after ten years from the date of grant.

As of December 31, 2004 and 2003, the maximum number of shares available for award and issuance under the Incentive Plan was 5,850,000.

In accordance with SFAS 123, the fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2004: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 4.02% and an expected life of the options of approximately 7 years. Weighted average assumptions for the period from May 23, 2003 (date of incorporation) to December 31, 2003 were: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 3.75% and an expected life of the options of approximately 7 years.

The following is a summary of stock options and related activity:

	Year ended December 31, 2004		Period from May 23, 2003 to December 31, 2003
	Number of options	Average exercise price	Number of options	Average exercise price
Outstanding — beginning of period	2,892,900	$10.01	—	$—
Granted	237,000	9.62	2,892,900	10.01
Exercised	—	—	—	—
Forfeited	(77,500)	(10.02)	—	—
Outstanding — end of period	3,052,400	$9.99	2,892,900	$10.01

The following table summarizes information about the Company's stock options for options outstanding as of December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average exercise price	Average remaining contractual life	Number of options	Average exercise price
$8.55 – $9.00	168,500	$8.68	3.76 years	—	$—
$10.00 – $10.50	2,830,900	$10.02	2.70 years	703,850	$10.02
$12.50	53,000	$12.50	3.26 years	—	$—

The Company did not incur any compensation expense relating to the grant of option awards during the year ended December 31, 2004 and the period from May 23, 2003 (date of incorporation) to December 31, 2003 because all options granted had an exercise price that approximated the fair market value of the underlying common stock of the Company on the date of the grant.

Included in the general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income for the period from May 23, 2003 (date of incorporation) to December 31, 2003 is $16.7 million of non-cash stock compensation expense relating to (a) common shares issued to the Founders in connection with the initial capitalization of the Company, resulting in a total expense of $15.0 million that represented the aggregate difference between the Founders' cost per share of $0.01 and the Private Offering price per share of $10.00 and (b) common shares issued to

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

certain directors and officers of the Company, resulting in a total expense of $1.7 million that represented the difference between a cost per share to those directors and officers of $9.30 and the Private Offering price per share of $10.00.

17.    Credit agreement

On July 13, 2004, Quanta Holdings and certain designated insurance subsidiaries entered into a credit agreement providing for a secured bank credit facility and a revolving credit facility with a syndicate of lenders in the amount of $150 million. Up to $25.0 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. The availability for issuances of letters of credit and borrowings to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. The facility terminates on July 12, 2005.

The credit agreement has certain financial covenants, including a leverage ratio (consolidated indebtedness to consolidated total capital) of not greater than 0.35 to 1, a minimum consolidated net worth of at least $340.0 million and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The Company was in compliance with all covenants at December 31, 2004.

18.    Related party transactions

a)    FBR

The Company entered into an advisory agreement in June 2003 with FBR. Under this agreement, FBR may from time to time provide financial advisory advice and assistance to the Company in connection with certain mergers and acquisitions and capital raising transactions. The agreement is effective until March 3, 2005. Under the terms of the agreement, FBR's compensation for services provided shall be agreed between the Company and FBR on an arms-length basis. In connection with the Private Offering, FBR received a placement fee equal to 7.0% of the gross proceeds received by the Company from the sale of a portion of the securities sold in the offering. This fee was approximately $33.8 million, and was recorded as offering costs as a reduction to additional paid-in capital.

In connection with the issuance by Quanta Trust of the Trust Preferred Securities, FBR indirectly received a portion of the $1.2 million of issuance costs from the placement agents for providing financial advisory services.

b)    ESC

ESC has a contractual agreement with Industrial Recovery Capital Holdings Company ("IRCC") to perform environmental remediation services for IRCC. IRCC is owned by certain shareholders and officers of the Company. As of December 31, 2004 and 2003, receivables due to ESC from IRCC totaled $0.1 million. For the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003, revenues related to services provided to IRCC totaled $0.2 million and $0.3 million. In addition ESC performs incidental administrative services on behalf of IRCC for no fee pursuant to an agreement entered into in connection with the acquisition of ESC.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

In connection with the purchase of ESC, as of December 31, 2003 $0.6 million of the purchase price was held in escrow and payable to ESC's former shareholders and was recorded in other liabilities in the consolidated balance sheet. Of this amount, $0.4 million was due to certain former ESC shareholders who became employees and officers of the Company. The outstanding balances as of December 31, 2003 were paid during the year ended December 31, 2004.

c)    Founders

The Company entered into a term loan agreement with BEMI. Under the loan agreement, BEMI agreed to provide term loans to the Company of up to $10.0 million in the aggregate, bearing interest at a rate of 9% per annum. Proceeds from the loans in the aggregate amount of $2.0 million were used to fund certain start-up and other expenses associated with the Private Offering in 2003. The loans were repaid in full upon the closing of the Private Offering. The Company recognized interest expense relating to these loans of $0.1 million during the period from May 23, 2003 (date of incorporation) to December 31, 2003.

19.    Litigation

During the year ended December 31, 2004, the Company became involved in various claims and legal proceedings in the normal course of its business which it believes are not material to its financial condition or results of operations.

During the period from May 23, 2003 (date of incorporation) to December 31, 2003, CNA Financial Corporation ("CNA"), filed actions against one of the Company's executive officers, who subsequently resigned, and an action against certain other employees of the Company, all of whom had previously worked for CNA. CNA also indicated that it believed it had grounds to bring an action against the Company. The Company advanced to the defendants their costs and expenses associated with the defense of these actions. To avoid the cost and distraction of litigation with CNA, and while expressly denying any wrongdoing by the Company or its employees, the Company agreed to settle CNA's asserted and threatened claims. As part of the settlement, the Company paid CNA approximately $1.14 million. In addition, the Company incurred approximately $0.7 million in costs and expenses relating to the actual and threatened litigation and the settlement thereof.

20.    Statutory financial information and dividend restrictions

The Company is subject to a 30% withholding tax on certain dividends and interest received from its U.S. subsidiaries.

The Company's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, which are Bermuda, the United States, Ireland and the United Kingdom. These regulations include restrictions that limit the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities. Typically, these restrictions relate to minimum levels of solvency, capital and liquidity as defined by the relevant insurance laws and regulations. Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company as of December 31, 2004 was:

	Bermuda	United States	Ireland
Required statutory capital and surplus	$101,250	$4,000	$3,000
Actual statutory capital and surplus	381,213	63,934	22,157

The differences between statutory financial statements and statements prepared in accordance with US GAAP vary by jurisdiction. However, in general the primary differences are that statutory

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

financial statements do not reflect certain non-admitted assets, which may include deferred acquisition costs, intangible assets, and the unrealized appreciation on investments.

The Company's U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a Company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors.

As at December 31, 2004, there are no statutory restrictions on the payment of dividends from retained earnings by the Company as the minimum statutory capital and surplus requirements were satisfied by the share capital and additional paid in capital of the Company in all jurisdictions in which it operates. In Bermuda, certain dividend payments from retained earnings require an affidavit signed by two directors and the Principal Representative stating that the Company's minimum statutory capital and surplus requirements are still met after the dividend. In the U.S. and Ireland, any dividend payments from retained earnings require prior approval from the insurance regulatory authorities. At December 31, 2004, the minimum levels of solvency and liquidity were met in all jurisdictions in which the Company operates.

21.    Subsequent events

On February 22, 2005 the Company announced the opening of a London insurance branch following the receipt, by Quanta Europe, of approval from the Financial Services Authority (FSA) to establish this branch office. The branch office will underwrite specialty insurance lines including environmental liability, professional liability, financial institutions and trade and political.

On February 24, 2005, the Company completed the private placement of a further $20.0 million of Trust Preferred Securities. The securities are classified as long-term debt, mature on June 15, 2035 and have an interest rate that is floating quarterly at the three-month LIBOR interest rate plus 3.50%. The Company may redeem all or part of the securities at par value once per quarter starting on or after June 15, 2010.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

22.    Unaudited quarterly financial information

The following is a summary of quarterly financial data for the year ended December 31, 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003:

	Quarter ended December 31, 2004	Quarter ended September 30, 2004	Quarter ended June 30, 2004	Quarter ended March 31, 2004
Net premium earned	$87,527	$65,523	$56,855	$27,235
Technical service revenues	9,905	7,727	8,346	6,507
Net investment income	4,496	3,258	3,318	3,235
Net realized (losses) gains on investments	(437)	297	(827)	1,195
Net foreign exchange gains (loss)	893	(43)	(96)	224
Other income	1,328	264	235	191
Total revenues	103,712	77,026	67,831	38,587

Net loss and loss expenses incurred	(72,733)	(77,963)	(32,325)	(15,895)
Acquisition costs	(18,117)	(16,424)	(12,837)	(6,617)
Direct technical service costs	(7,740)	(5,231)	(5,827)	(4,384)
General and administrative expenses	(18,763)	(14,294)	(14,577)	(15,829)
Depreciation of fixed assets and amortization of intangible assets	(783)	(560)	(450)	(387)
Total expenses	(118,136)	(114,472)	(66,016)	(43,112)
Net (loss) income	$(14,424)	$(37,446)	$1,815	$(4,525)
Basic loss per share	$(0.25)	$(0.66)	$0.03	$(0.08)
Diluted loss per share	$(0.25)	$(0.66)	$0.03	$(0.08)

	Quarter ended December 31, 2003	Quarter ended September 30, 2003	Period from May 23, 2003 to June 30, 2003

Net premium earned	$1,940	$3,790	$—
Technical service revenues	7,890	349	—
Net investment income	1,941	—	—
Net realized gains on investments	109	—	—
Other income	126	—	—
Total revenues	12,006	4,139	—
Net loss and loss expenses incurred	(1,191)	—	—
Acquisition costs	(164)	—	—
Direct technical service costs	(6,136)	(2,501)	—
General and administrative expenses	(19,330)	(24,866)	—
Depreciation of fixed assets and amortization of intangible assets	(333)	(101)	—
Total revenues	(27,154)	(27,468)	—
Net loss	$(15,148)	$(23,329)	—
Basic loss per share	$(0.27)	$(1.75)	$—
Diluted loss per share	$(0.27)	$(1.75)	$—

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following is a summary of the predecessor's quarterly financial data for the period from January 1, 2003 to September 2003 and for the year ended December 31, 2002:

	Period from July 1, 2003 to September 3, 2003	Quarter ended June 30, 2003	Quarter ended March 31, 2003
	(Predecessor)	(Predecessor)	(Predecessor)

Net premium earned	$—	$—	$—
Technical service revenues	7,120	6,959	6,271
Net investment income	2	4	8
Net realized gains (losses) on investments	—	—	—
Net foreign exchange gains (loss)	—	—	—
Other income	—	—	—
Total revenues	7,122	6,963	6,279
Net loss and loss expenses incurred	—	—	—
Acquisition costs	—	—	—
Direct technical service costs	(5,090)	(4,229)	(3,673)
General and administrative expenses	(1,541)	(2,152)	(2,129)
Depreciation of fixed assets and amortization of intangible assets	(39)	(58)	(53)
Total expenses	(6,670)	(6,439)	5,855
Net income	$452	$524	$424
Basic loss per share	$0.41	$0.48	$0.39
Diluted loss per share	$0.41	$0.48	$0.39

	Quarter ended December 31, 2002	Quarter ended September 30, 2002	Quarter ended June 30, 2002	Quarter ended March 31, 2002
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net premium earned	$—	$—	$	$—
Technical service revenues	7,771	6,649	6,681	7,526
Net investment income	8	3	5	8
Net realized gains (losses) on investments	—	—	—	—
Net foreign exchange gains (loss)	—	—	—	—
Other income	—	—	—	—
Total revenues	7,779	6,652	6,686	7,534
Net loss and loss expenses incurred	—	—	—	—
Acquisition costs	—	—	—	—
Direct technical service costs	(4,769)	(4,009)	(3,744)	(4,671)
General and administrative expenses	(2,191)	(2,001)	(2,242)	(2,074)
Depreciation of fixed assets and amortization of intangible assets	(92)	(52)	(65)	(47)
Total expenses	(7,052)	(6,062)	(6,051)	(6,792)
Net income	$727	$590	$635	$742
Basic loss per share	$0.66	$0.54	$0.58	$0.68
Diluted loss per share	$0.66	$0.54	$0.58	$0.68

QUANTA CAPITAL HOLDINGS LTD.
Financial Statement Schedules
As of December 31, 2004

I	Summary of Investments Other Than Investments in Related Parties
II	Condensed Financial Information of Registrant
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts
VI	Supplementary Information Concerning Property/Casualty Insurance Operations — Not Required

QUANTA CAPITAL HOLDINGS LTD.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2004
(Expressed in thousands of U.S. dollars)

	Amortized Cost or Cost	Fair Value	Amount at which shown in Balance Sheet
Available-for-sale:
Fixed maturities:
U.S. government and government agencies	$227,024	$226,805	$226,805
Foreign governments	16,704	17,429	17,429
Tax-exempt municipal	4,116	4,234	4,234
Corporate	134,221	133,902	133,902
Asset-backed securities	20,315	20,151	20,151
Mortgage-backed securities	152,727	152,508	152,508
Total fixed maturities	$555,107	$555,029	$555,029
Short-term investments	$4,562	$4,401	$4,401
Total available-for-sale investments	$559,669	$559,430	$559,430

Trading:
Fixed maturities:
Tax-exempt municipal	$538	$538	$538
Corporate	31,309	31,309	31,309
Asset-backed securities	1,382	1,382	1,382
Mortgage-backed securities	6,759	6,759	6,759
Total fixed maturities	$39,988	$39,988	$39,988
Short-term investments	$504	$504	$504
Total trading investments	$40,492	$40,492	$40,492
Total investments	$600,161	$599,922	$599,922

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars except for share amounts)

	December 31, 2004	December 31, 2003
Assets
Investments in subsidiaries on equity basis	$438,542	$484,964
Cash and cash equivalents	29	5,646
Other accounts receivable	2	75
Property and equipment, net of accumulated depreciation of $1,625 (December 31, 2003: $185)	454	168
Due from subsidiaries	44,586	436
Other assets	4,746	1,439
Total assets	$488,359	$492,728
Liabilities
Accounts payable and accrued expenses	1,776	1,578
Due to subsidiaries	14,436	3,667
Junior subordinated debentures	41,238	—
Total liabilities	$57,450	$5,245
Shareholders' equity
Preferred shares
($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2004 and December 31, 2003)	$—	$—
Common shares
($0.01 par value; 200,000,000 shares authorized; 56,798,218 issued and outstanding at December 31, 2004 and December 31, 2003)	568	568
Additional paid-in capital	523,771	524,235
Accumulated deficit	(93,058)	(38,477)
Accumulated other comprehensive income	(372)	1,157
Total shareholders' equity	$430,909	$487,483
Total liabilities and shareholders' equity	$488,359	$492,728

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2004	For the period from May 23 to December 31, 2003
Revenues
Net investment income	29	—
Net foreign exchange losses	4	—
Total revenues	33	—
Expenses
Equity in net loss of subsidiaries	44,819	19,090
General and administrative expenses (2003: including non-cash stock compensation expense of $16,725)	9,660	19,384
Depreciation of fixed assets	135	3
Total expenses	54,614	38,477
Loss before income taxes	(54,581)	(38,477)
Income tax expense	—	—
Net loss	(54,581)	(38,477)

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2004	For the period from May 23 to December 31, 2003
Cash flows from operating activities
Net loss	$(54,581)	$(38,477)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	135	3
Equity in net loss of subsidiaries	44,819	19,090
Non-cash stock compensation expense	—	16,725

Changes in assets and liabilities:
Other accounts receivable	73	(75)
Due from subsidiaries	(44,150)	(436)
Other assets	(846)	(1,439)
Accounts payable and accrued expenses	198	1,578
Due to subsidiaries	10,769	3,667
Net cash (used in) provided by operating activities	(43,603)	636

Cash flows used in investing activities
Purchases of property and equipment	(421)	(171)
Net cash used in investing activities	(421)	(171)

Cash flows used in financing activities
Net offering costs	(464)	(40,200)
Proceeds from issuance of shares	—	548,278
Capitalization of subsidiaries	—	(461,193)
Net cash paid in acquisition of subsidiaries	—	(41,704)
Proceeds from junior subordinated debentures, net of issuance costs	38,776	—
Net cash provided by financing activities	38,312	5,181

(Decrease) Increase in cash and cash equivalents	(5,617)	5,646
Cash and cash equivalents at beginning of period	5,646	—
Cash and cash equivalents at end of period	$29	$5,646

QUANTA CAPITAL HOLDINGS LTD.
Schedule III
Supplementary Insurance Information
(Expressed in thousands of U.S. dollars)

December 31, 2004

Reporting segment	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
Insurance	$9,207	$53,022	$127,502	$75,037	$—	$49,733	$14,284	$32,044	$167,746
Reinsurance	32,190	106,683	117,347	161,973	—	149,111	39,708	21,336	249,220
Lloyd's (3)	99	89	3,087	130	—	72	3	2,295	2,575
Consulting	—	—	—	—	—	—	—	7,788	—
Not allocated to individual segments	—	—	—	—	14,307	—	—	—	—
Total	$41,496	$159,794	$247,936	$237,140	$14,307	$198,916	$53,995	$63,463	$419,541

Period from May 23, 2003 to December 31, 2003

Reporting segment	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (2)	Net Premiums Written
Insurance	$768	$3,446	$8,649	$339	$—	$183	$24	$—	$7,064
Reinsurance	5,848	1,008	11,395	1,601	—	1,008	140	—	12,996
Consulting	—	—	—	—	—	—	—	2,657	—
Not allocated to individual segments	—	—	—	—	2,290	—	—	24,814	—
Total	$6,616	$4,454	$20,044	$1,940	$2,290	$1,191	$164	$27,471	$20,060

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the individual segments.

(2)	The Company did not allocate general administrative expenses to its insurance and reinsurance segments individually during the period from May 23, 2004 to December 31, 2003. General and administrative expenses incurred by the consulting segment have been allocated directly.

(3)	The Lloyd's reporting segment was not established during the period from May 23, 2003 to December 31, 2003.

QUANTA CAPITAL HOLDINGS LTD.
Schedule IV
Reinsurance
(Expressed in thousands of U.S. dollars)

December 31, 2004

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums
Property and liability insurance	$136,600	$74,871	$357,812	$419,541	85%

Period from May 23, 2003 to December 31, 2003

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums
Property and liability insurance	$7,469	$405	$12,996	$20,060	65%

QUANTA CAPITAL HOLDINGS LTD.
Schedule V
Valuation and Qualifying Accounts
(Expressed in thousands of U.S. dollars)
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Deferred tax valuation allowance:
December 31, 2004	$6,130	$7,218	$—	$13,348
Period from May 23, 2003 to December 31, 2003	$—	$6,130	$—	$6,130
Allowance for doubtful accounts:
Year Ended December 31, 2004	$362	1	(363)	$—
Period from May 23 ,2003 to December 31, 2003	$362	—	—	$362

Exhibit Index

Exhibit Number	Description
2.1	Stock Purchase Agreement by and among Quanta Reinsurance U.S. Ltd. and the former shareholders of Environmental Strategies Corporation dated July 17, 2003 (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
2.2	Stock Purchase Agreement by and among Quanta U.S. Holdings, Inc. and National Farmers Union Property and Casualty Company, dated September 29, 2003 (incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.1	Memorandum of Association of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
4.1	Form of Common Share Certificate (incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)
10.1	Employment Agreement of Tobey J. Russ, dated September 3, 2003 (incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)†
10.2	Employment Agreement of Michael J. Murphy, dated September 3, 2003 (incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)†
10.3	Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)†
10.4	Option Agreement between the Company and Tobey J. Russ, dated September 3, 2003 (incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)†
10.5	Option Agreement between the Company and Michael J. Murphy, dated September 3, 2003 (incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)†
10.6	Form of Option Agreement for recipients of options under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company's Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)†
10.7	Warrant dated September 3, 2003 granted by the Company to Russ Family, LLC (incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
10.8	Warrant dated September 3, 2003 granted by the Company to CPD & Associates, LLC (incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)

Exhibit Number	Description
10.9	Warrant dated September 3, 2003 granted by the Company to BEM Specialty Investments, LLC (incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
10.10	Registration Rights Agreement by and among the Company, Friedman, Billings, Ramsey & Co., Inc., MTR Capital Holdings, LLC and BEM Investments, LLC, dated September 3, 2003 (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
10.11	Employment Agreement of John S. Brittain, Jr., dated January 15, 2004 (incorporated by reference from Exhibit 10.11 to the Company's Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)†
10.12	Employment Agreement of Gary G. Wang, dated July 7, 2003 (incorporated by reference from Exhibit 10.12 to the Company's Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)†
10.13	Registration Rights Agreement by and among the Company and the Nigel W. Morris Revocable Trust dated as of March 23, 2004 (incorporated by reference from Exhibit 10.13 to the Company's Amendment No. 2 to Registration Statement on Form S-1/A (No. 333-111535) filed on April 5, 2004)
10.14	Credit Agreement dated as of July 13, 2004 among Quanta Capital Holdings Ltd., various Designated Subsidiary Borrowers, Bank of America N.A. and Calyon, New York Branch, as Co-Syndication Agents and JPMorgan Chase Bank, as Administrative Agent, and the lenders named therein (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2004)
10.15	Placement Agreement, dated as of December 17, 2004, between Quanta Capital Holdings Ltd., Quanta Capital Statutory Trust I and Cohen Bros. & Company (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 2004)
10.16	Guarantee Agreement, dated December 21, 2004, by and between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 23, 2004)
10.17	Indenture, dated as of December 21, 2004, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, N.A., as trustee (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 23, 2004)
10.18	Amended and Restated Declaration of Trust, dated December 21, 2004, by and among Chase Manhattan Bank UAS, National Association, as institutional trustee; JPMorgan Chase Bank, N.A., as Delaware trustee; Quanta Capital Holdings Ltd., as sponsor; John S. Brittain, Jr. and Kenneth King, as trust administrators; and the holders from time to time of undivided beneficial interests in the assets of the Quanta Capital Statutory Trust I (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 23, 2004)
10.19	Junior Subordinated Debt Security due 2035 issued by Quanta Capital Holdings Ltd., dated December 21, 2004 (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 23, 2004)
10.20	Form of Capital Security Certificate (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 23, 2004)

Exhibit Number	Description
10.21	Placement Agreement, dated as of February 22, 2005, between Quanta Capital Holdings Ltd., Quanta Capital Statutory Trust II and Cohen Bros. & Company (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 1, 2005)
10.22	Guarantee Agreement, dated February 24, 2005, by and between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 1, 2005)
10.23	Indenture, dated as of February 24, 2005, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 1, 2005)
10.24	Amended and Restated Declaration of Trust, dated February 24, 2005, by and among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as institutional trustee; Quanta Capital Holdings Ltd., as sponsor; John S. Brittain, Jr. and Kenneth King, as trust administrators; and the holders from time to time of undivided beneficial interests in the assets of the Quanta Capital Statutory Trust II (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K dated March 1, 2005)
10.25	Junior Subordinated Debt Security due 2035 issued by Quanta Capital Holdings Ltd., dated February 24, 2005 (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K dated March 1, 2005)
10.26	Form of Capital Securities Certificate (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K dated March 1, 2005)
10.27	Common Securities Certificate dated February 24, 2005 (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K dated March 1, 2005)
10.28	Amendment to Employment Agreement dated as of March 18, 2005 between Quanta Capital Holdings Ltd. and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 22, 2005)†
10.29	Consent to Credit Agreement among the Company, JP Morgan, Chase Bank, Bank of America, N.A., Calyon Bank, New York Branch and the other lenders named therein, dated February 22, 2005*
21.1	List of subsidiaries of the Company*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Represents a management contract or compensations plan arrangement