Form 10-Q
period 2005-03-31
QUANTA CAPITAL HOLDINGS LTD
filed 2005-05-05
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes       No

As of May 5, 2005 there were 56,798,218 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Investments at fair value (amortized cost: March 31, 2005, $657,881; December 31, 2004, $600,161)
Available for sale investments	$611,019	$559,430
Trading investments related to deposit liabilities	39,633	40,492
Total investments at fair value	650,652	599,922
Cash and cash equivalents	52,985	32,775
Restricted cash and cash equivalents	53,441	42,482
Accrued investment income	4,513	4,719
Premiums receivable	187,609	146,784
Losses and loss adjustment expenses recoverable	24,874	13,519
Other accounts receivable	9,424	11,575
Deferred acquisition costs, net	46,285	41,496
Deferred reinsurance premiums	57,445	47,416
Property and equipment, net of accumulated depreciation of $2,282 (December 31, 2004: $1,625)	5,391	4,875
Goodwill and other intangible assets	20,432	20,617
Other assets	25,402	14,553
Total assets	$1,138,453	$980,733
Liabilities
Reserve for losses and loss expenses	$215,403	$159,794
Unearned premiums	309,356	247,936
Environmental liabilities assumed	6,406	6,518
Reinsurance balances payable	26,540	24,929
Accounts payable and accrued expenses	14,986	17,360
Net payable for investments purchased	32,128	3,749
Deposit liabilities	42,676	43,365
Deferred income and other liabilities	4,089	4,935
Junior subordinated debentures	61,857	41,238
Total liabilities	$713,441	$549,824
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred shares
($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2005 and December 31, 2004)	$—	$—
Common shares
($0.01 par value; 200,000,000 shares authorized; 56,798,218 issued and outstanding at March 31, 2005 and December 31, 2004)	568	568
Additional paid-in capital	523,771	523,771
Accumulated deficit	(91,670)	(93,058)
Accumulated other comprehensive loss	(7,657)	(372)
Total shareholders' equity	$425,012	$430,909
Total liabilities and shareholders' equity	$1,138,453	$980,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Revenues
Gross premiums written	$172,726	$118,729
Net premiums written	$142,877	$112,455
Change in net unearned premiums	(51,391)	(85,220)
Net premiums earned	91,486	27,235
Technical services revenues	7,150	6,507
Net investment income	5,225	3,235
Net realized (losses) gains on investments	(483)	1,195
Net foreign exchange (losses) gains	(112)	224
Other income	1,686	191
Total revenues	104,952	38,587
Expenses
Net losses and loss expenses	57,496	15,895
Acquisition expenses	18,445	6,617
Direct technical services costs	4,861	4,384
General and administrative expenses	20,871	15,829
Interest expense	826	—
Depreciation of fixed assets and amortization of intangible assets	842	387
Total expenses	103,341	43,112
Income (loss) before income taxes	1,611	(4,525)
Income tax expense	223	—
Net income (loss)	1,388	(4,525)
Other comprehensive (loss) income
Net unrealized investment (losses) gains arising during the period, net of income taxes	(7,763)	3,962
Foreign currency translation adjustments	(5)	(13)
Reclassification of net realized losses (gains) on investments included in net income (loss), net of income taxes	483	(1,195)
Other comprehensive (loss) income	(7,285)	2,754
Comprehensive loss	$(5,897)	$(1,771)

Weighted average common share and common share equivalents – basic	56,798,218	56,798,218
diluted	56,798,916	56,798,218
Basic income (loss) per share	$0.02	$(0.08)
Diluted income (loss) per share	$0.02	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004

Share capital – preferred shares of par value $0.01 each	$—	$—
Share capital – common shares of par value $0.01 each
Balance at beginning of period	568	568
Issued during period	—	—
Balance at end of period	568	568
Additional paid-in capital
Balance at beginning of period	523,771	524,235
Net offering costs	—	(32)
Balance at end of period	523,771	524,203
Accumulated deficit
Balance at beginning of period	(93,058)	(38,477)
Net income (loss) for period	1,388	(4,525)
Balance at end of period	(91,670)	(43,002)
Accumulated other comprehensive (loss) income
Balance at beginning of period	(372)	1,157
Net change in unrealized losses on investments, net of tax	(7,280)	2,767
Foreign currency translation adjustments	(5)	(13)
Balance at end of period	(7,657)	3,911
Total shareholders' equity	$425,012	$485,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Cash flows from operating activities
Net income (loss)	$1,388	$(4,525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of property and equipment	657	202
Amortization of intangible assets	185	185
Amortization of discounts on investments	375	924
Net realized losses (gains) on investments	483	(1,195)
Net change in fair value of derivative instruments	(470)	50
Changes in assets and liabilities:
Restricted cash and cash equivalents	(10,959)	(13,043)
Accrued investment income	206	(1,189)
Premiums receivable	(40,825)	(72,012)
Losses and loss adjustment expenses recoverable	(11,355)	(153)
Deferred acquisition costs	(4,789)	(16,862)
Deferred reinsurance premiums	(10,029)	(5,776)
Other accounts receivable	2,151	1,341
Other assets	(9,820)	569
Reserve for losses and loss adjustment expenses	55,609	16,048
Unearned premiums	61,420	90,942
Environmental liabilities assumed	(112)	(150)
Reinsurance balances payable	1,611	4,943
Accounts payable and accrued expenses	(2,374)	(7,740)
Deferred income and other liabilities	(846)	2,383
Deposit liabilities	(689)	—
Net cash provided by (used in) operating activities	31,817	(5,058)
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	288,978	281,584
Purchases of fixed maturities and short-term investments	(319,003)	(293,619)
Purchases of property and equipment	(1,173)	(829)
Net cash used in investing activities	(31,198)	(12,864)
Cash flows used in financing activities
Net offering costs	—	(32)
Proceeds from junior subordinated debentures, net of issuance costs	19,591	—
Net cash provided by (used in) financing activities	19,591	(32)
Increase (decrease) in cash and cash equivalents	20,210	(17,954)
Cash and cash equivalents at beginning of period	32,775	36,694
Cash and cash equivalents at end of period	$52,985	$18,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

1.    Description of business and basis of presentation

Quanta Capital Holdings Ltd. ("Quanta Holdings"), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the "Company," were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings conducts its insurance and reinsurance operations principally through subsidiaries operating in Bermuda, the United States of America and Europe.

On February 22, 2005 the Company announced the opening of a London insurance branch following the receipt, by Quanta Europe, of approval to establish this branch office. The branch office underwrites specialty insurance lines including environmental liability, professional liability, financial institutions and trade and political risk.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2004, included in the Form 10-K filed by the Company with the SEC on March 30, 2005.

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

During the three months ended September 30, 2004, the Company renamed its consulting segment as the technical services segment. Accordingly, the consulting revenues and direct consulting costs captions in the income statement, previously included in the Company's Form 10-Q for the three months ended March 31, 2004, have been renamed technical service revenues and direct technical service costs.

2.    Significant accounting policies

A detailed discussion and analysis of the Company's significant accounting policies is provided in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 2004 included in its Form 10-K.

Non-Traditional Contracts

The Company writes non-traditional contracts of insurance and reinsurance. The Company may account for these transactions as deposits held on behalf of clients instead of as insurance and reinsurance premiums, as appropriate. Under the deposit method of accounting, revenues and expenses from insurance and reinsurance contracts are not recognized as written premium and incurred losses. Instead, amounts from these contracts are recognized as other income or investment income over the expected contract or service period.

During the first quarter of 2005, the Company recognized in other income $1.0 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. If these contracts transferred risk as determined by Statement of Financial Accounting Standards ("SFAS") No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", gross premium relating to these contracts would total approximately $28 million in the first quarter of 2005.

Of the $1.0 million, $0.2 million of this other income relates to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company which meets the Company's definition of a non-traditional contract. In the fourth quarter of 2004, under this contract the Company made an arrangement with a client and assumed, through novation agreements, several life reinsurance contracts it had made. Because the Company assumed these contracts, the client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for the Company's assumption of the contracts it received a fee. The arrangement, among other things, also provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts the Company has assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. The Company believes that its client is economically incentivized to exercise the recapture provision in the future, as the amount of statutory relief that its client receives from its regulator over the period of this contract reduces over time.

The Company believes the arrangement, including the client's option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. Although the Company believes its client will exercise the recapture, it is not assured that this will be the case. If the Company's client does not recapture the underlying insurance contracts in the future, the Company may be viewed as having had the risks described above and, as a result, the Company could become the life reinsurer and may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the consolidated statement of operations. With respect to this particular arrangement, at this time, the Company believes that the gross life reinsurance premiums written, of approximately $5.6 million, that would have been recognized had

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

deposit accounting not been appropriate, would not have had a material effect on the Company's financial position and results of operations. However, as the underlying life insurance contracts mature the effect on the Company's financial condition and results of operations may become material.

The remaining $0.8 million of the $1.0 million of other income relates to revenues earned from three reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss.

3.    Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 addresses the meaning of the term "other-than-temporary impairment" and its application to the Company's investments in debt and equity securities. On September 30, 2004, the FASB issued FASB Staff Position EITF 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in EITF 03-01.

This delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. During the three months ended March 31, 2005, the Company did not identify any securities with declines in value that were considered to be other-than-temporary. The Company anticipates that the adoption of the new evaluation guidance of EITF 03-01 will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-based payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations ("APB 25"). Generally, the approach in SFAS 123(R) is similar to SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and, accordingly, SFAS 123(R) does not allow pro forma disclosure as an alternative to financial statement recognition. SFAS 123(R) is effective for the beginning of the first annual period beginning after June 15, 2005. The Company is currently evaluating the effects of this statement on its financial reporting.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing guidance on SFAS 123(R). SAB 107 was issued to assist issuers in their initial implementation of FAS 123(R) and enhance the information received by investors and other users of the financial statements. The Company is evaluating the impact that the guidance in SAB 107 will have on its financial reporting.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

4.    Segment information

The following tables summarize the Company's results before income taxes for each reportable segment for the three months ended March 31, 2005 and 2004 based on the reportable segments in effect during the year ended December 31, 2004.

	Three months ended March 31, 2005
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Lloyd's	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$66,178	$—	$16,293	$—	$—	$82,471
Reinsurance assumed	848	89,407	—	—	—	90,255
Total gross premiums written	67,026	89,407	16,293	—	—	172,726
Premiums ceded	(24,930)	(1,297)	(3,622)	—	—	(29,849)
Net premiums written	$42,096	$88,110	$12,671	$—	$—	$142,877
Net premiums earned	$34,540	$53,637	$3,309	$—	$—	$91,486
Technical services revenues	—	—	—	7,999	(849)	7,150
Other income	254	790	—	123	—	1,167
Net losses and loss expenses	(26,005)	(29,648)	(1,843)	—	—	(57,496)
Direct technical services costs	—	—	—	(4,861)	—	(4,861)
Acquisition expenses	(6,340)	(11,772)	(333)	—	—	(18,445)
General and administrative expenses	(9,465)	(5,156)	(4,560)	(2,539)	849	(20,871)
Segment (loss) income	$(7,016)	$7,851	$(3,427)	$722	$—	$(1,870)
Depreciation of fixed assets and amortization of intangibles						$(842)
Interest expense						(826)
Net investment income						5,225
Net realized losses on investments						(483)
Other income						519
Net foreign exchange losses						(112)
Net income before income taxes						$1,611

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

	Three months ended March 31, 2004
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$15,949	$—	$—	$—	$15,949
Reinsurance assumed	22,083	80,697	—	—	102,780
Total gross premiums written	38,032	80,697	—	—	118,729
Premiums ceded	(6,274)	—	—	—	(6,274)
Net premiums written	$31,758	$80,697	$—	$—	$112,455
Net premiums earned	$4,009	$23,226	$—	$—	$27,235
Technical services revenues	—	—	7,036	(529)	6,507
Other income	—	—	159	—	159
Net losses and loss expenses	(2,175)	(13,720)	—	—	(15,895)
Direct technical services costs	—	—	(4,384)	—	(4,384)
Acquisition expenses	(822)	(5,795)	—	—	(6,617)
General and administrative expenses	(8,649)	(5,192)	(2,517)	529	(15,829)
Segment income	$(7,637)	$(1,481)	$294	$—	$(8,824)
Depreciation of fixed assets and amortization of intangibles					(387)
Net investment income					3,235
Net realized gains on investments					1,195
Other income					32
Net foreign exchange gains					224
Net loss before income taxes					$(4,525)

Items of revenue and expense resulting from charges between segments are eliminated on consolidation of the segments. During the three months ended March 31, 2005 and 2004, the technical services segment charged the underwriting segments $0.8 million and $0.5 million of revenues for technical services rendered.

The Company's specialty insurance segment writes business both on a direct basis with insured clients or by assuming reinsurance of underlying policies that are issued on its behalf by third party insurers and reinsurers. Our Lloyd's segment was not established until the fourth quarter of 2004.

5.    Stock-based compensation

Employee stock awards under the Company's long term incentive compensation plan are accounted for in accordance with APB 25. Compensation expense for stock options and stock-based awards granted to employees is recognized using the intrinsic value method to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

The Company provides the disclosure as set forth in SFAS 123 which requires pro-forma compensation expense for the Company's employee stock options and performance share units to be measured as the fair value at their grant date and recorded over the shorter of the vesting or service period.

a)	Options

In accordance with SFAS 123, the fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2005: a dividend yield of 0%; expected volatility of 23.98%; a risk-free interest rate of 4.14% and an expected life of the options of approximately 7 years. The

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

following weighted average assumptions were used for the three months ended March 31, 2004: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 3.75% and an expected life of the options of approximately 7 years.

b)	Performance Share Units

During the three months ended March 31, 2005, Performance Share Units were awarded to various employees pursuant to the Company's 2003 Long Term Incentive Plan. The number of shares of common stock to be received under these awards at the end of the performance period will depend on the attainment of performance objectives based on the Company's GAAP average return on shareholders' equity over the three year period ending December 31, 2007. The grantees will receive shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

Since unvested performance share units are contingent upon satisfying performance objectives, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance share units are included in basic shares outstanding when issued.

During the three months ended March 31, 2005, awards for 106,835 performance share units were granted at a weighted average grant date fair value of $8.87. During the three months ended March 31, 2004, zero awards for performance share units were granted.

The following table summarizes the Company's stock-based compensation, net income (loss) and income (loss) per share for the three months ended March 31, 2005 and 2004 had the Company elected to recognize compensation cost based on the fair value of the Company's stock based awards granted at the grant date as prescribed by SFAS 123.

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Stock compensation expense
As reported	$—	$—
Additional stock-based employee compensation expense determined under fair value based method	(737)	(614)
Pro forma	$(737)	$(614)
Net income (loss)
As reported	$1,388	$(4,525)
Additional stock-based employee compensation expense determined under fair value based method	(737)	(614)
Pro forma	$651	$(5,139)
Basic income (loss) per share
As reported.	$0.02	$(0.08)
Pro forma	$0.01	$(0.09)
Diluted income (loss) per share
As reported.	$0.02	$(0.08)
Pro forma	$0.01	$(0.09)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

6.    Reinsurance Ceded

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three months ended March 31, 2005 and 2004 is shown below.

Three months ended March 31, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$82,471	$35,633	$26,873
Reinsurance assumed	90,255	75,352	42,021
Total gross premiums written	172,726	110,985	68,894
Ceded reinsurance	(29,849)	(19,499)	(11,398)
Net	$142,877	$91,486	$57,496

Three months ended March 31, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$38,032	$4,507	$2,328
Reinsurance assumed	80,697	23,226	13,720
Total gross premiums written	118,729	27,733	16,048
Ceded reinsurance	(6,274)	(498)	(153)
Net	$112,455	$27,235	$15,895

7.    Earnings per share

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Basic earnings (loss) per share
Net income (loss)	$1,388	$(4,525)
Weighted average common shares outstanding – basic	56,798,218	56,798,218
Basic earnings (loss) per share	$0.02	$(0.08)
Diluted earnings (loss) per share
Net earnings (loss)	$1,388	$(4,525)
Weighted average common shares outstanding	56,798,218	56,798,218
Weighted average common share equivalents Options	698	—
Warrants	—	—
Weighted average common shares outstanding – diluted	56,798,916	56,798,218
Diluted earnings (loss) per share	$0.02	$(0.08)

Due to a net loss for the three months ended March 31, 2004, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three months ended March 31, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,871,400 options and 2,542,813 warrants.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

8.    Commitments and contingencies

a)	Concentrations of credit risk

As of March 31, 2005, substantially all of the Company's cash and cash equivalents, and investments were held by two custodians. Management considers these custodians to be of high credit quality. The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB-. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 2.5% of the aggregate market value of the externally managed portfolios.

The premiums receivable balance of $187.6 million as of March 31, 2005 includes approximately $24.9 million, or 13.3%, from one third party agent that sources a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages for new home contractors throughout the U.S. The Company has not experienced any losses related to premiums receivable from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

b)	Concentrations of premium production

The Company generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the three months ended March 31, 2005, two brokers accounted for approximately 43.9% and 21.1% of the specialty reinsurance segment's gross premiums written and four brokers accounted for approximately 19.6%, 17.4%, 13.0% and 10.5% of the Lloyd's segment's gross premiums written. No other brokers accounted for more than 10% of the specialty reinsurance, specialty insurance or Lloyd's segments' gross written premium for the three months ended March 31, 2005.

During the three months ended March 31, 2004, one broker accounted for approximately 16.0% of the specialty insurance segment's gross premiums written and three brokers accounted for approximately 41.8%, 17.8% and 11.2% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the three months ended March 31, 2004. The Company believes that all of its brokers are large and established companies.

During the three months ended March 31, 2005 and 2004, the Company continued writing a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages for new home contractors throughout the U.S. This program accounted for approximately $41.1 million, or 61.3%, of the specialty insurance segment gross written premiums and approximately $4.6 million, or 5.2%, of the specialty reinsurance segment gross written premiums for the three months ended March 31, 2005. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business. This program accounted for approximately $21.9 million, or 58.0%, of the specialty insurance segment gross written premiums and approximately $2.2 million, or 2.7%, of the specialty reinsurance segment gross written premiums for the three months ended March 31, 2004.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

c)	Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates. These funds on deposit are available to settle insurance and reinsurance liabilities.

The Company participates in the Lloyd's of London market through Syndicate 4000 at Lloyd's and has dedicated a significant amount of its capital to the Lloyd's business. The regulations of the Council of Lloyd's determine the amount of premium that may be written, also known as stamp capacity, based on the Company's funds at Lloyd's. The Company has funds at Lloyd's for every underwriting year in which we write business through Syndicate 4000 at Lloyd's. These funds may not be withdrawn until each underwriting year is closed which generally takes three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year. As of March 31, 2005, cash and investments with a market value of $106.7 million are held by Lloyd's as trustee.

The Company has also issued letters of credit ("LOC") under its Credit Agreement for which cash and cash equivalents and investments are pledged as security in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space.

The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company's obligations associated with the assumption of environmental remediation liabilities.

The fair values of these restricted assets by category at March 31, 2005 are as follows:

	March 31, 2005
	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$100	$29,171
Funds deposited with Lloyd's	18,788	87,912
LOC pledged assets	5,339	139,042
Trust funds	26,172	85,944
Amounts held in trust funds related to deposit liabilities	3,042	39,633
Total	$53,441	$381,702

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

d)	Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of March 31, 2005, are as follows:

Year ending March 31,
2006	$4,481
2007	4,236
2008	3,783
2009	2,756
2010	2,798
2011 and thereafter	22,701
Total	$40,755

Total rent expense under operating leases for the three months ended March 31, 2005 and 2004 was approximately $1.1 million.

9.    Junior subordinated debentures

On February 24, 2005, the Company participated in a private placement of $20.0 million of floating rate capital securities (the "Trust Preferred Securities") issued by Quanta Statutory Capital Trust II ("Quanta Trust II"). The Trust Preferred Securities mature on June 15, 2035, are redeemable at the Company's option at par beginning June 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") plus 350 basis points. Quanta Trust II simultaneously issued 619 of its common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of Quanta Trust II. The Company's investment of $0.6 million in the common shares of Quanta Trust II is recorded in other assets in the consolidated balance sheet.

Quanta Trust II used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $20.6 million junior subordinated debt securities, due June 15, 2035, in the principal amount of $20.6 million issued by the Company (the "Debentures"). The net proceeds of $19.6 million from the sale of the debentures to Quanta Trust II, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction and approximately $0.6 million representing the Company's investment in Quanta Trust II, will be used by the Company to grow its specialty lines businesses and for working capital purposes.

The Debentures were issued pursuant to an Indenture (the "Indenture"), dated February 24, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as trustee. The terms of the Debentures are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Debentures paid by the Company will be used by Quanta Trust II to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indenture permits the Company to redeem the Debentures (and thus a like amount of the Trust Preferred Securities) on or after June 15, 2010. If the Company redeems any amount of the Debentures, Quanta Trust II must redeem a like amount of the Trust Preferred Securities.

Pursuant to a Guarantee Agreement (the "Guarantee Agreement"), dated February 24, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as trustee, the Company has agreed to

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts)

guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case to the extent of funds held by Quanta Trust II. The obligations of the Company under the Guarantee Agreement and the Trust Preferred Securities are subordinate to all of the Company's debt.

The issuance costs incurred have been capitalized and are included in other assets in the consolidated balance sheet. Issuance costs will be amortized over the term of the Debentures as a component of interest expense.

Quanta Trust II is determined to be a Variable Interest Entity ("VIE") under FASB Interpretation No. 46 (revised December 2003) ("FIN46R"), "Consolidation of Variable Interest Entities." The Company was not determined to be the primary beneficiary of Quanta Trust II and in accordance with FIN46R has not consolidated Quanta Trust II in the consolidated financial statements. The earnings of Quanta Trust II are included in the consolidated statement of operations and comprehensive loss.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2004, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussions of critical accounting policies and of estimates and quantitative and qualitative disclosures about market risk, contained in the Form 10-K filed by the Company with the SEC on March 30, 2005.

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

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and technical services on a global basis through its affiliated companies. We commenced substantive operations on September 3, 2003 when we obtained our initial capital and purchased ESC, our predecessor for accounting purposes. During the remainder of 2003, we wrote a small number of insurance and reinsurance contracts. During the year ended December 31, 2004 and the three months ended March 31, 2005 we continued to grow and diversify our specialty lines of business, and we had a significant increase in the number of insurance and reinsurance contracts underwritten.

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

We only started writing insurance and reinsurance contracts in the fourth quarter of 2003 and caution you that, because of our limited operating history, our financial information is not indicative of the actual results that we expect to achieve in future periods. This report does contain our first quarter to quarter comparison of our business in 2004 and 2005 and, in general, reveals that our insurance and reinsurance businesses each have grown and the insurance segment has become a bigger proportion of our business in the first quarter of 2005 as compared to the first quarter of 2004. We expect that this trend will continue throughout 2005. This trend is not expected to occur evenly during the quarters as the reinsurance business has traditionally been more concentrated in the first and third quarter.

We generated approximately $142.9 million of net premiums written after premiums ceded on purchased reinsurance protection and $91.5 million of net premiums earned during the three months ended March 31, 2005 as compared to approximately $112.5 million of net premiums written after premiums ceded on purchased reinsurance protection and $27.2 million of net premiums earned during the three months ended March 31, 2004.

The primary drivers of growth in our lines of business and net written premiums are the continued development of our relationships with important insurance and reinsurance brokers, our success during the January 2005 renewal season in the reinsurance industry, and the development of specialty insurance lines of business including Syndicate 4000. Our specialty insurance segment demonstrated continued premium growth during the three months ended March 31, 2005 and our Lloyd's segment increased its underwriting specialty insurance business following receipt of regulatory approvals during the fourth quarter of 2004. Our specialty insurance segment continues to become an increasingly significant contributor to our overall business and represented approximately 38.8% of our total gross premiums written in the three months ended March 31, 2005 compared to 32.0% in the three months ended March 31, 2004. We believe that our net premiums written and net premiums earned will increase as we further develop our current businesses and enter new product lines and insurance and reinsurance markets. In addition, we believe that our portfolio is not yet fully diversified either among classes of risks or source of origination. For example, during the three months ended March 31, 2005, we grew our residential builders' and contractors' program, which we refer to as the HBW program, that accounted for approximately 61.3% of our specialty insurance segment gross written premium. We expect that this concentration will remain significant through the remainder of 2005. In addition, the HBW program and the other insurance programs we write, accounted for 62.1 % of our specialty insurance segment gross written premium in the three months ended March 31, 2005. We expect that the other insurance programs we write will have increasing gross written premium through the remainder of 2005 and that the concentration of our programs business in our specialty insurance segment will continue to be significant. As described below, our specialty reinsurance segment showed significant concentrations across certain risk classes. In addition, our specialty reinsurance segment generated approximately 43.9% and 21.1% of its gross written premiums through two brokers. We expect, but cannot assure you, that our portfolio will continue to diversify through 2005.

A number of insurance companies have been subpoenaed by U.S. regulators in connection with investigations relating to business and accounting practices in the insurance industry. To date, we have not been served any subpoenas. We have received, and have responded to, inquiries from the North Carolina Department of Insurance and the Colorado Department of Insurance. From January 1, 2004 to September 30, 2004 we were party to placement service agreements, known as PSAs and market service agreements, known as MSAs, with Aon Corporation and Marsh Inc. and have paid a total of $31,000 under these agreements as of March 31, 2005. We have accrued approximately $1.1 million in addition to the amount we have already paid under these agreements. At this time, it is not possible for us to determine the impact of any outcome of these investigations on our future results of operations. In addition, we do not know what the ramifications of the brokers' stated intent to formulate a different commission structure will be on our future results of operations, financial condition or liquidity as brokers seek our participation in this commission structure.

With respect to market conditions, we believe that premium rates continue to remain unchanged with exceptions in the property insurance and property and casualty reinsurance lines of business where we see deteriorating pricing trends. In the professional liability insurance market, where we had previously seen deteriorating pricing trends, we have seen recent signs of greater rate stability, and more prudent pricing appears to be taking hold. We believe that favorable market conditions will continue to exist in the markets we are targeting during the remainder of 2005. We will also continue to seek opportunities to provide insurance and reinsurance in areas that require both capacity and highly technical underwriting expertise.

Segment Information

We organize our business along five product lines and three geographies. Our two traditional product lines are specialty insurance and specialty reinsurance. We also have programs and structured products product lines. The products we offer our clients are written either as traditional insurance or reinsurance policies or are provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. Our fifth product line is our technical services line. However, for financial reporting purposes, some of our product lines are aggregated for purposes of the reportable segment disclosure included below:

•	Specialty insurance. Our specialty insurance segment excludes our Lloyd's operations, which, due to its characteristics, has its own reportable segment as described below. Our specialty insurance segment includes our traditional, structured and program specialty insurance products. Our traditional specialty insurance products include technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. Our specialty insurance segment writes business both on a direct basis with insured clients or by reinsuring policies that are issued on our behalf by third party insurers and reinsurers. Our specialty insurance programs include the HBW program.

•	Specialty reinsurance. Our specialty reinsurance segment includes our traditional, structured and program specialty reinsurance products. Our specialty reinsurance products include property, casualty and marine and aviation products while our structured reinsurance products include our trade credit business lines. We currently do not write reinsurance on a program basis.

•	Lloyd's. Syndicate 4000 at Lloyd's, our Lloyd's segment, was created in December 2004 and currently writes traditional specialty insurance products including professional liability (professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions). We also plan to write specie and fine art coverages.

•	Technical services. Our technical services segment provides diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provides technical and information management services to our specialty insurance and reinsurance segments.

The determination of these reportable segments reflects how we manage and monitor the performance of our insurance and reinsurance operations. We refer to the specialty insurance, specialty reinsurance and Lloyd's segments as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment.

We allocate corporate general and administrative expenses to each segment based upon each product line's allocated capital for the current reporting period. We allocate capital to each of our product lines through the estimated value-at-risk method, which uses statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. We do not manage our assets by segment and, as a result, net investment income, and depreciation and amortization are not evaluated at the segment level.

Main Drivers of our Results

Revenues

We derive the majority of our revenues from two principal sources: premiums from policies written by our underwriting segments and investment income from our investment portfolios.

We record premiums written at the time that there is sufficient evidence of agreement to the significant terms of the contract but no earlier than the effective date of the policy. The amount of our insurance and reinsurance premiums written depends on the number and type of policies we write, the amount of reinsurance protection we provide, as well as prevailing market prices. Furthermore, the amount of net premiums earned depends upon the type of contracts we write, the contractual periods of the contracts we write, the inception date of the contracts, the expired portions of the contract periods and the type of purchased reinsurance protection. Because of all these factors, the amount of premiums written and ceded may not result in a correlative level of profitability.

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term liquidity funds, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. Under U.S. GAAP, our available-for-sale investments are carried at fair market value with unrealized gains and losses on the investments included on our balance sheet in accumulated other comprehensive income net of income taxes as a separate component of shareholders' equity. Our trading investments that relate to deposits associated with non-risk bearing contracts are recorded at estimated fair value with the change in fair value included in net realized gains and losses on investments in the consolidated statement of operations and comprehensive loss. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and to manage duration risk between investment assets and insurance liabilities, while maximizing investment returns through a diversified portfolio. Our investment returns are benchmarked against certain specified indices. However, the volatility in claim payments and the interest rate environment can significantly affect the returns we generate on our investment portfolios.

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

Acquisition expenses, which are net of expenses recovered under our ceded reinsurance contracts, consist principally of commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance and reinsurance contracts. Typically, acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance and reinsurance. These expenses are a function of the number and type of insurance and reinsurance contracts written.

General and administrative expenses consist primarily of personnel related expenses, information technology, other operating overheads and professional fees. From time to time we engage administrative service providers and legal, accounting, tax and financial advisors. General and administrative expenses are a function of the development of our business and infrastructure, including the growth in personnel and the volume of insurance and reinsurance contracts written. These general and administrative expenses may be incurred directly by a segment or indirectly at the corporate level.

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

Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2005 and 2004.

Three months ended March 31, 2005 and 2004

Results of operations for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
	($ in thousands)
Revenues
Gross premiums written	$172,726	$118,729
Net premiums written	$142,877	$112,455
Net premiums earned	$91,486	$27,235
Technical services revenues	7,150	6,507
Net investment income	5,225	3,235
Net realized (losses) gains on investments	(483)	1,195
Net foreign exchange (losses) gains	(112)	224
Other income	1,686	191
Total revenues	104,952	38,587
Expenses
Net losses and loss expenses	(57,496)	(15,895)
Acquisition expenses	(18,445)	(6,617)
Direct technical services costs	(4,861)	(4,384)
General and administrative expenses	(20,871)	(15,829)
Interest expense	(826)	—
Depreciation and amortization of intangible assets	(842)	(387)
Total expenses	(103,341)	(43,112)
Income (loss) before income taxes	1,611	(4,525)
Income taxes	(223)	—
Net income (loss)	$1,388	$(4,525)

Revenues.

Substantially all of our revenues were generated by our underwriting subsidiaries in Bermuda, the U.S and Europe. Technical services revenues were derived from the operations of ESC.

Premiums.    Gross premiums written were $172.7 million for the three months ended March 31, 2005, an increase of $54.0 million, or 45.5%, compared to $118.7 million for the three months ended March 31, 2004. The increase of $54.0 million in gross premiums written reflects the continued growth of our specialty lines of business, the contribution of our Lloyd's segment and a solid January 2005 renewal season for our specialty reinsurance segment.

We expect during 2005 that our insurance and reinsurance gross and net premiums written will continue to grow and that our Lloyd's segment will become a more significant contributor as we focus on continuing to execute our business strategy.

Gross premiums ceded were $29.9 million for the three months ended March 31, 2005 an increase of $23.6 million compared to $6.3 million for the three months ended March 31, 2004. The increase in gross premiums ceded reflects the increase in our gross premiums written and the reinsurance treaties that we have entered into for our product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business.

Net premiums earned were $91.5 million for the three months ended March 31, 2005 an increase of $64.3 million, or 235.9%, compared to $27.2 million for the three months ended March 31, 2004 reflecting the earning of premiums on contracts written during the three months ended March 31, 2005 and during the year ended December 31, 2004. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts and as our existing portfolios mature. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net written premiums that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $251.9 million at March 31, 2005 and will be earned and recognized in our results of operations in future periods. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003 and because our Lloyd's segment commenced operations in December 2004, we believe that our net premiums earned are not yet representative of a fully developed and diversified portfolio of insurance and reinsurance contracts.

Technical services revenues.    Technical services revenues were $7.1 million for the three months ended March 31, 2005 an increase of $0.6 million, or 9.9%, compared to $6.5 million for the three months ended March 31, 2004. Technical services revenues of $7.1 million for the three months ended March 31, 2005 consisted of $3.9 million from direct labor and $3.2 million from subcontractor related activities.

Net investment income and net realized losses.    Net investment income and net realized losses totaled $4.7 million for the three months ended March 31, 2005 an increase of $0.3 million, or 7.0%, compared to $4.4 million for the three months ended March 31, 2004. This is due to an increase in net investment income of $2.0 million compared to the three months ended March 31, 2004 which is attributable to the larger amount of invested assets and to a lesser extent by interest rates and is offset by a change in net realized losses of $1.7 million.

Net investment income was $5.2 million for the three months ended March 31, 2005 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.2% for the three months ended March 31, 2005. Net realized losses of $0.4 million were generated primarily from the sale of fixed maturity securities as we sought to manage our total investment returns and the duration of our investment portfolios.

As of March 31, 2005, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately "AA".

Other income.    Other income was $1.7 million for the three months ended March 31, 2005 and includes amounts recognized on non-traditional insurance and reinsurance contracts of $1.0 million. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $57.5 million for the three months ended March 31, 2005 an increase of $41.6 million, or 261.7%, compared to $15.9 million for the three months ended March 31, 2004. The increase in net losses and loss expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios continue to mature. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses during the three months ended March 31, 2005 are reported loss estimates, including $4.9 million related to damage caused by an oil pipeline in California which ruptured during a mudslide, for which the damage is covered by a insurance contract issued by our environmental liability product line, and adverse development of $1.0 million related to contracts of reinsurance insuring claims arising from the 2004 hurricanes Charley, Frances, Ivan and Jeanne. Our estimate of our exposure to ultimate claim costs from these reported losses is based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers. The actual amount of losses from reported events may vary significantly from our estimates. As of March 31, 2005, other than claims related to the ruptured oil pipeline in California and the four hurricanes we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 62.8% for the three months ended March 31, 2005 an increase of 4.4% compared to a total net loss ratio of 58.4% for the three months ended March 31, 2004. The increase in the total net loss ratio is due to the ruptured oil pipeline in California and the adverse development related to the hurricanes. We expect that our total net loss ratio will decrease during 2005 as we continue to expand and diversify our lines of business and increase our net premiums earned. This expectation could change depending upon the occurrence of unusual or unexpected claim events.

Acquisition expenses.    Acquisition expenses were $18.4 million for the three months ended March 31, 2005 an increase of $11.8 million, or 178.8%, compared to $6.6 million for the three months ended March 31, 2005. The increase in acquisition expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the three months ended March 31, 2005 was 20.2% a decrease of 4.1% compared to our acquisition cost ratio of 24.3% for the three months ended March 31, 2004. The decrease is due in part to our specialty reinsurance property product line writing more excess of loss contracts during the three months ended March 31, 2005, rather than quota share contracts which generally carry higher commissions, ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties and lower commissions payable on our HBW program as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of March 31, 2005, $46.3 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct technical services costs.    Direct technical services costs were $4.9 million for the three months ended March 31, 2005 an increase of $0.5 million, or 10.9%, compared to $4.4 million for the three months ended March 31, 2004 and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues, was approximately 68.0% for the period and was consistent with 67.4% for the three months ended March 31, 2004.

General and administrative expenses.    General and administrative expenses were $20.9 million for the three months ended March 31, 2005 an increase of $5.1 million, or 31.9%, compared to $15.8 million for the three months ended March 31, 2004 and were comprised of $13.3 million of personnel related expenses and $7.6 million of other general and administrative expenses. The increase in general and administrative is in line with expectations as we grew our lines of business and increased the number of employees. General and administrative expenses include $19.2 million related to our underwriting segment, including $0.8 million of expenses charged by our technical services segment for information management services provided, and $2.5 million of expenses related to our technical services segment.

Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 13.4% for the three months ended March 31, 2005 an increase of 1.1% compared to 12.3% for the three months ended March 31, 2004 due to the additional number of employees hired and development of our infrastructure as we grew our lines of business in the first quarter of 2005.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $0.8 million for the three months ended March 31, 2005 an increase of $0.4 million, or 117.6%, compared to $0.4 million for the three months ended March 31, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization is due to the purchase of additional fixed assets throughout 2004 as we grew our lines of business.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended March 31, 2005, the net valuation allowance was approximately $1.7 million.

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

Three months ended March 31, 2005 and 2004

The following table summarizes our net underwriting results and profitability measures for our segments for the three months ended March 31, 2005 and 2004:

Specialty insurance

	Three months ended March 31, 2005	Three months ended March 31, 2004	Change
		($ in thousands)
Direct insurance	$66,178	$15,949	$50,229
Reinsurance assumed	848	22,083	(21,235)
Total gross premiums written	67,026	38,032	28,994
Premiums ceded	(24,930)	(6,274)	(18,656)
Net premiums written	$42,096	$31,758	$10,338
Net premiums earned	$34,540	$4,009	$30,531
Other income	254	—	254
Net losses and loss expenses	(26,005)	(2,175)	(23,830)
Acquisition expenses	(6,340)	(822)	(5,518)
General and administrative expenses	(9,465)	(8,649)	(816)
Net underwriting (loss) income	$(7,016)	$(7,637)	$621
Ratios:
Loss and loss expense ratio	75.3%	54.3%	(21.0)%
Acquisition expense ratio	18.4%	20.5%	2.1%
General and administrative expense ratio	22.5%	27.2%	4.7%
Combined ratio	116.2%	102.0%	(14.2)%

Premiums.    Gross and net written premiums were $67.0 million and $42.1 million for the three months ended March 31, 2005 compared to $38.0 million and $31.8 million for the three months ended March 31, 2004. The increase in our specialty insurance segment's gross and net premiums written was due primarily to growth in U.S. insurance business as we grew from our start-up phase into a more recognized insurer. The increase reflects our increasing participation in the insurance marketplace and development of our insurance portfolios.

The table below shows gross written premiums by product line for the three months ended March 31, 2005 and 2004 whether written on a traditional insurance, programs or structured basis:

	Three months ended March 31, 2005	Three months ended March 31, 2004
	($ in thousands)
Technical risk property	$43,887	22,040
Professional liability	8,918	4,205
Environmental liability	5,842	10,196
Fidelity and crime	3,892	1,591
Surety	2,871	—
Trade credit and political risk	1,616	—
Total	$67,026	$38,032

During the three months ended March 31, 2005 we continued to write, in our technical risk property product line, a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverage's for new home contractors throughout the U.S. This program, which we refer to as the HBW program, accounted for approximately $41.1 million, or 93.7%, of the technical risk property line of business and $41.1 million of total specialty insurance segment gross written premiums in the three months ended March 31, 2005. The policies in the program are underwritten through a third party agent that we believe is an established specialist in this technical field. We expect that this program will continue to contribute substantial net written premiums during the remainder of 2005 and that we will experience further growth and diversification in our other specialty insurance lines of business.

Approximately 61.3% of our specialty insurance segment gross written premiums of $67.0 million were generated through our HBW program. The remaining 38.7% of our specialty insurance segment gross written premiums were generated through seventy brokers, none of which accounted for more than 10% of our total specialty insurance segment gross written premiums.

Ceded premiums were $24.9 million during the three months ended March 31, 2005 an increase of $18.6 million compared to $6.3 million for the three months ended March 31, 2004. The increase in ceded premiums reflects the increase in our gross written premiums and the reinsurance treaties that we have entered into for each of our specialty insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned during the three months ended March 31, 2005 were $34.5 million representing the earning and amortization of premiums written and ceded during the year ended December 31, 2004 and the three months ended March 31, 2005.

Other income.    Other income was $0.3 million for the three months ended March 31, 2005 and related to income, including fees, recognized on non-traditional insurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Net losses and loss expenses.    Net losses and loss expenses were $26.0 million for the three months ended March 31, 2005 an increase of $23.8 million compared to $2.2 million for the three months ended March 31, 2004. The increase of $23.8 million in net losses and loss expenses incurred was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. Included in our expected ultimate losses during the three months ended March 31, 2005 is $4.9 million of specific loss related to damages from a ruptured oil pipeline in California which was covered by an insurance contract issued by our environmental liability product line.

Our loss ratio was 75.3% for the three months ended March 31, 2005 compared to 54.3% for the three months ended March 31, 2004. The increase of 21.0% in our loss ratio is due, in part, to the environmental loss described above. We have received a limited number of other loss notifications in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. We expect that our loss and loss expense ratio will decrease during 2005 as we continue to expand and diversify our lines of business and increase our net premiums earned.

Acquisition expenses.    Acquisition expenses were $6.3 million for the three months ended March 31, 2005 an increase of $5.5 million compared to $0.8 million for the three months ended March 31, 2004. The increase of $5.5 million in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 18.4% for the three months ended March 31, 2005 a decrease of 2.1% compared to 20.5% for the three months ended March 31, 2004. The reduction in our acquisition expense ratio in the specialty insurance segment is primarily due to the acquisition costs on our technical risk property contracts, including the residential builders' and contractors' risk program described above, being lower during the three months ended March 31, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. The reduction in our acquisition expense ratio is also due to ceding commission income that we are earning on the reinsurance treaties that we have entered into for each of our specialty insurance product lines. We expect that our acquisition expense ratio will remain constant during 2005.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $9.5 million for the three months ended March 31, 2005 an increase of $0.8 compared to $8.7 million for the three months ended March 31, 2004. The increase in our general and administrative expense ratio was due to the additional number of employees hired throughout 2004 as we grew our specialty insurance lines of business.

Our general and administrative expense ratio was 22.5% of net premiums written for the three months ended March 31, 2005 a decrease of 4.7% compared to 27.2% for the three months ended March 31, 2004 and was due to the increase in our net premiums written. We expect our general and administrative expense ratio to continue to decrease, although not evenly, during the remainder of 2005 as we continue to expand our lines of business and increase our net premiums written.

Specialty reinsurance

	Three months ended March 31, 2005	Three months ended March 31, 2004	Change
		($ in thousands)
Reinsurance assumed	$89,407	$80,697	$8,710
Total gross premiums written	89,407	80,697	8,710
Premiums ceded	(1,297)	—	(1,297)
Net premiums written	$88,110	$80,697	$7,413
Net premiums earned	$53,637	$23,226	$30,411
Other income	790	—	790
Net losses and loss expenses	(29,648)	(13,720)	(15,928)
Acquisition expenses	(11,772)	(5,795)	(5,977)
General and administrative expenses	(5,156)	(5,192)	36
Net underwriting income (loss)	$7,851	$(1,481)	$9,332
Ratios:
Loss and loss expense ratio	55.3%	59.1%	3.8%
Acquisition expense ratio	21.9%	25.0%	3.1%
General and administrative expense ratio	5.9%	6.4%	0.5%
Combined ratio	83.1%	90.5%	7.4%

Premiums.    Gross and net premiums written were $89.4 million and $88.1 million for the three months ended March 31, 2005 compared to $80.7 million of gross and net premiums for the three months ended March 31, 2004. The increase in our specialty reinsurance segment's gross and net written premiums was due primarily to the reinsurance opportunities during the January 2005 renewal season and premium generated from existing reinsurance contracts entered into during the year ended December 31, 2004 as our risks attaching reinsurance policies mature.

The table below shows gross written premiums by product line whether written on a traditional reinsurance, programs or structured basis:

	Three months ended March 31, 2005	Three months ended March 31, 2004
	($ in thousands)
Property	$44,439	$44,966
Casualty	29,104	20,325
Marine, technical risk and aviation	15,864	15,406
Total	$89,407	$80,697

Our property reinsurance gross premiums written during the three months ended March 31, 2005 are summarized in the table below by risk class.

Homeowners and commercial property	73.6%
Crop hail	26.4%
Total	100.0%

Our homeowners and commercial property risk class includes a single treaty covering property risks of small regional accounts throughout the U.S., which accounted for approximately 32.9% of our total property reinsurance gross premiums written during the three months ended March 31, 2005. Our crop hail category covers crops throughout the U.S.

Our property premiums written include contracts written on excess of loss and quota share bases. Of our total property reinsurance gross premiums written for the three months ended March 31, 2005, 17.7% represents excess of loss contracts that we believe are exposed to losses from natural catastrophe events worldwide. The majority of our property quota share contracts are exposed to natural perils, including natural catastrophes.

Our casualty reinsurance gross premiums written during the three months ended March 31, 2005 are summarized in the table below by risk class.

Directors and officers' liability	28.2%
Other professional liability	15.5%
Other	56.3%
Total	100.0%

Our casualty reinsurance gross premiums written included in our "other" casualty category, was spread across 21 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the three months ended March 31, 2005.

Approximately 43.9% and 21.1% of our reinsurance segment gross written premiums were generated through Guy Carpenter & Company, Inc. and Benfield Group.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Ceded premiums were $1.3 million during the three months ended March 31, 2005 under the reinsurance treaties we purchased for our marine, technical risk and aviation product line. Gross premiums written and ceded premiums are earned over the period of each insured risk. We expect to purchase additional reinsurance treaties during the second quarter of 2005 in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk for our property reinsurance product line.

Net premiums earned of $53.6 million reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the three months ended March 31, 2005.

Other income.    Other income was $0.8 million for the three months ended March 31, 2005 and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Net losses and loss expenses.    Net losses and loss expenses were $29.6 million for the three months ended March 31, 2005 an increase of $15.9 million compared to $13.7 million for the three months ended March 31, 2004. The increase of $15.9 million in net losses and loss expenses incurred was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. Included in our expected ultimate losses is adverse development of $1.0 million related to our loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than claims related to the 2004 hurricanes, as of March 31, 2005 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 55.3% for the three months ended March 31, 2005 a decrease of 3.8% compared to 59.1% for the three months ended March 31, 2004. The decrease in our total net loss ratio reflects a decrease in the concentration of crop hail contracts included in the specialty reinsurance segment's net premiums earned during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We expect that this ratio will remain constant during the remainder of 2005 barring any further significant catastrophe losses. In addition, we expect during the second quarter of 2005 to enter into reinsurance treaties in our property reinsurance line of business to reduce the potential impact to our total net loss ratio from catastrophic events of similar magnitude as we experienced in 2004.

Acquisition expenses.    Acquisition expenses were $11.8 million for the three months ended March 31, 2005 an increase of $6.0 million compared to $5.8 million for the three months ended March 31, 2004. The increase in acquisition expenses was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 21.9% for the three months ended March 31, 2005 a decrease of 3.1% compared to 25.0% for the three months ended March 31, 2004. The decrease partly reflects the nature and type of contracts written in 2005 versus 2004, particularly in our property reinsurance product line where we have written more excess of loss contracts than quota share contracts with generally lower commission rates.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $5.2 million for the three months ended March 31, 2005 and were constant compared to the three months ended March 31, 2004. Our general and administrative expense ratio was 5.9% of net premiums written for the three months ended March 31, 2005 a decrease of 0.5% compared to 6.4% for the three months ended March 31, 2004 and was due to the increase in our net premiums written.

Lloyd's

We did not commence writing business at our Lloyd's Syndicate 4000 until the fourth quarter of 2004 and accordingly there is no comparative review of the three months ended March 31, 2005 to the three months ended March 31, 2004.

Three months ended March 31, 2005
($ in thousands)
Direct insurance	$16,293
Reinsurance assumed	—
Total gross premiums written	16,293
Premiums ceded	(3,622)
Net premiums written	$12,671
Net premiums earned	$3,309
Other income	—
Net losses and loss expenses	(1,843)
Acquisition expenses	(333)
General and administrative expenses	(4,560)
Net underwriting (loss) income	$(3,427)
Ratios:
Loss and loss expense ratio	55.7%
Acquisition expense ratio	10.1%
General and administrative expense ratio	36.0%
Combined ratio	101.8%

Premiums.    We commenced underwriting specialty insurance lines at Syndicate 4000 at Lloyd's in December 2004. Gross and net written premiums were $16.3 million and $12.7 million for the three months ended March 31, 2005 and represented professional liability insurance business. We expect that our gross and net premiums written will increase in future periods as we continue to grow our Syndicate 4000 at Lloyd's and enter into additional insurance contracts.

Net premiums earned in the three months ended March 31, 2005 were $3.3 million and reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the three months ended March 31, 2005. We expect that our gross and net premiums written and net premiums earned will increase in future periods as Syndicate 4000 at Lloyd's continues to grow and enters into additional insurance contracts.

Losses and loss expenses.    Net losses and loss expenses incurred were $1.8 million for the three months ended March 31, 2005 and reflect a loss and loss expense ratio (calculated as losses and loss expenses incurred divided by net premium earned) of 55.7%. For the three months ended March 31, 2005, given the segment's limited operating history and historical claims experience, we adopted an expected loss ratio methodology to estimate our ultimate cost of losses. As of March 31, 2005, we had not received any notifications of significant reported losses that were covered under Syndicate 4000's insurance contracts. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    Acquisition expenses were $0.3 million for the three months ended March 31, 2005 and reflect an acquisition expense ratio of 10.1% and were a function of the number and type of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage expenses.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $4.6 million, or 36.0%, of net premiums written for the three months ended March 31, 2005 and were largely comprised of employee and other Lloyd's and corporate related expenses. We expect our general and administrative expense ratio to decrease during the remainder of 2005 as we continue to expand our lines of business and increase our net premiums written.

Technical services

Three months ended March 31, 2005 and 2004

	Three months ended March 31, 2005	Three months ended March 31, 2004	Change
		($ in thousands)
Technical services revenues	$7,999	$7,036	$963
Other income	123	159	(36)
Direct technical services costs	(4,861)	(4,384)	(477)
General and administrative expenses	(2,539)	(2,517)	(22)
Net technical services income	$722	$294	$428

Technical services revenues.    Technical services revenues were $8.0 million for the three months ended March 31, 2005, an increase of $1.0 million, or 13.7%, compared to $7.0 million for the three months ended March 31, 2004. The increase of $1.0 million in technical services revenues consists is attributable to increases in direct labor revenue which is a result of an increase in client spending on environmental projects.

Other income.    Other income was $0.1 million for the three months ended March 31, 2005 as compared to $0.2 million for the three months ended March 31, 2004. Other income was primarily generated from our liability assumption program under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed.

Direct technical services costs.    Direct technical services costs were $4.9 million for the three months ended March 31, 2005, an increase of $0.5 million, or 10.9%, compared to $4.4 million for the three months ended March 31, 2004. The increase in direct technical services costs was primarily attributable to increased direct labor expenses which resulted from an increase in the number, and change in the scope and nature of, remediation projects undertaken during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Direct technical services costs, as a percentage of revenue was 60.8% for the three months ended March 31, 2005 compared to 62.3% for the three months ended March 31, 2004. The reduction in direct technical services costs as a percentage of revenues was primarily due to the decreased subcontractor activity as a percentage of revenues during the period.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $2.5 million for the three months ended March 31, 2005 which was constant with $2.5 million for the three months ended March 31, 2004.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and technical services operations. As of March 31, 2005, we had operations in Bermuda, the U.S., Ireland and the U.K., including Syndicate 4000 at Lloyd's.

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

Financial condition

Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $611.0 million as of March 31, 2005 compared to $559.4 million at December 31, 2004. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company LLC, JP Morgan Investment Management Inc. and Loomis, Sayles & Company, L.P. Custodians of our externally managed investment portfolios are JP Morgan Chase Bank N.A. and Citibank N.A. Included in our investment portfolio is a mortality-risk-linked security for which the repayment of principal is dependent on the performance of a specified mortality index. The total market value of this security was $20.0 million as of March 31, 2005. As of March 31, 2005, all of the fixed maturity investments were investment grade, with a weighted average credit rating of "AA" based on ratings assigned by S&P. Our cash and cash equivalents totaled $53.0 million as of March 31, 2005 compared to $32.8 million at December 31, 2004. The increase in our available-for-sale investments and cash and cash equivalents is primarily due to the growth in our premiums written during the three months ended March 31, 2005 and the issuance of $21.6 million of Junior Subordinated Debentures, partially offset by claims notifications and associated loss payments we have made up to and including March 31, 2005. We expect that our fixed maturity investments and cash and cash equivalent balances will decrease during the early part of 2005 as we continue to pay loss and loss expenses related to reported claims, particularly those arising from the hurricane events during the third quarter of 2004.

Our insurance and reinsurance premiums receivable balances totaled $187.6 million as of March 31, 2005 compared to $146.8 million at December 31, 2004. The increase in premiums receivable reflects our growth across all specialty insurance and reinsurance segments during the three months ended March 31, 2005 and the associated increase in the level of premiums written. Included in our premiums receivable are approximately $142.5 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of March 31, 2005, based on our review of the remaining balance of $45.1 million, which represents premiums installments that are currently due, there are no individually significant balances that are delinquent or uncollectible.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $46.3 million and $251.9 million, respectively, as of March 31, 2005 compared to $41.5 million and $200.5 million as of December 31, 2004. These increases were due to the growth in our premiums written during the three months ended March 31, 2005. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $190.5 million as of March 31, 2005 compared to $146.3 million as of December 31, 2004. The increase in our net loss and loss expense reserves reflects the growth in our business, the associated insured risks we assumed during the three months ended March 31, 2005 and include our estimate of ultimate unpaid loss expenses totaling $9.3 million relating to hurricanes Charley, Frances, Ivan and Jeanne and $4.9 million relating to the environmental claim that we incurred during the three months ended March 31, 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. As of March 31, 2005 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our shareholders' equity was $425.0 million as of March 31, 2005 compared to $430.9 million as of December 31, 2004, reflecting a decrease of $5.9 million that was primarily related to a net change in unrealized losses on our investment portfolios of $7.3 million during the three months ended March 31, 2005 which was offset by our net income of $1.4 million for the three months ended March 31, 2005. As of March 31, 2005, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $15.0 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

Liquidity

Operating Cashflow

We generated net operating cash flow of approximately $31.8 million during the three months ended March 31, 2005, primarily related to premiums and investment income received and offset by general and administrative expenses paid. In addition, we also generated net proceeds from the issuance of Junior Subordinated Debentures of $19.6 million. During the same period, we invested net cash of $31.2 million in our investment assets and, as of March 31, 2005, had net cash and cash equivalent balances of $53.0 million. Included in our cash and cash equivalents and investments is $106.7 million that is held by Lloyd's to support our underwriting activities, $112.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $144.4 million that is pledged as collateral for letters of credit, $29.3 million that is on deposit with, or has been pledged to, U.S. state insurance departments and $42.7 million held in trust funds that are related to our deposit liabilities. Our cash flows from operations for the three months ended March 31, 2005 provided us with sufficient liquidity to meet operating cash requirements during that period.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties.

On July 13, 2004, Quanta Holdings and certain designated insurance subsidiaries entered into a credit agreement providing for a secured bank credit facility and a revolving credit facility with a syndicate of lenders in the amount of $150 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. As of March 31, 2005, we had $144.4 million of secured letters of credit issued and outstanding under the facility. As of March 31, 2005, we have not made any borrowings under the revolving credit facility. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers.

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

On February 24, 2005, we participated in a private placement of $20.0 million of floating rate capital securities (the "Trust Preferred Securities") issued by Quanta Capital Statutory Trust II (Quanta Trust II"), a subsidiary Delaware trust formed on February 24, 2004. The Trust Preferred Securities mature on June 15, 2035 are redeemable at our option at par beginning June 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") rate plus 350 basis points. Quanta Trust II used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $20.6 million of junior subordinated debt securities, due March 15, 2035, in the principal amount of $20.6 million issued by us (the "Trust II Debentures"). We are using the net proceeds of

$19.6 million, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction, from the sale of the Trust II Debentures to Quanta Trust II for working capital purposes and to support the growth of our business.

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

We paid additional claims of $8.1 million during the first quarter of 2005 relating to the hurricane events of 2004. We expect that our cash requirements for the payment of these and other claims will be significant in future periods as we receive and settle claims, including those relating to these hurricanes.

We are in the process of hiring additional employees in 2005 to complement the growth in our specialty insurance and reinsurance segments. As a result our general and administrative expenses for the three months ended March 31, 2005 are not fully representative of our expected employee base. We anticipate that our cash requirements for the payment of annual salaries and benefits for these employees will increase in future periods as compared to the three months ended March 31, 2005.

We incurred capital expenditures of $1.2 million during the three months ended March 31, 2005 related primarily to the purchase and development of information technology assets. During the remainder of 2005, we expect capital expenditures principally relating to information systems, furniture and fixtures and leasehold improvements to be less than $10 million. We expect to fund these capital expenditures through cash provided by our operating activities.

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

Commitments

We have contractual obligations relating to commitments under the trust preferred securities and non-cancelable operating leases for property and office equipment described above under "Liquidity" as of March 31, 2005 as follows:

	Payments due by period
Contractual obligations ($000's)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$61,857	$—	$—	$—	$61,857
Interest on long-term debt obligations (1)	116,354	3,868	7,736	7,736	97,014
Operating lease obligations	40,755	4,481	8,019	5,554	22,701
Total	$218,966	$8,349	$15,755	$13,290	$181,572

(1) The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at March 31, 2005 on the facility.

Off-balance sheet arrangements

Other than as described under "Liquidity" related to our Trust Preferred Securities offerings through the Quanta Capital Statutory Trust I ("Quanta Trust I") and Quanta Trust II (together "Quanta Trust I and II"), as of March 31, 2005, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuers' of the Trust Preferred Securities and variable interest entities, since we are not the primary beneficiary of Quanta Trust I or II. As of March 31, 2005, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of $58.4 million from the sale of the Debentures to Quanta Trust I and II will be used for working capital purposes and to support the growth of our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under "Commitments." The Debentures are redeemable at the Company's option at par beginning March 15, 2010.

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

As described under "Liquidity" above we entered into a secured bank credit facility with a syndicate of lenders that allows us to provide to our insured clients up to $150 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of March 31, 2005, we had $144.4 million of secured letters of credit issued and outstanding under the facility.

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

Critical Accounting Policies and Estimates

Our management makes certain judgments, estimates and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in our condensed consolidated financial statements. If management uses different assumptions and estimates than it currently does, it could produce materially different estimates of the reported amounts. For a detailed discussion of our critical accounting policies, judgments, estimates and assumptions management uses please refer to the Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 30, 2005. There were no significant changes in the application of our critical accounting policies and estimates subsequent to December 31, 2004.

Non-Traditional Contracts

We write non-traditional contracts of insurance and reinsurance. We may account for these transactions as deposits held on behalf of our clients instead of as insurance and reinsurance premiums, as appropriate. Under the deposit method of accounting, revenues and expenses from insurance and reinsurance contracts are not recognized as written premium and incurred losses. Instead, amounts from these contracts are recognized as other income or investment income over the expected contract or service period.

Pursuant to our revenue recognition policy, a contract is non-traditional if it contains certain terms and features or otherwise results in a structure that we believe limits our insurance risks, including timing risks, or that does not provide for a reasonable possibility of significant loss. These terms or features include, among others, experience based adjustable features, consideration of investment income, an amount of funding or financing of a portion of potential expected losses and coverage for the adverse development of previously incurred losses. Non-traditional contracts are also those contracts that are not necessarily intended to provide for the transfer of economic risk but for which coverage is triggered by a non-insurance event or for which coverage is provided to achieve temporary accounting or regulatory relief or other non-economic or risk management benefits. For example, one of our non-traditional contracts is a life surplus relief transaction that provides temporary statutory capital benefit to a U.S. life insurance entity. We use the test set forth in SFAS 113 to ascertain whether we believe our underwriting risk is limited or whether there is not a reasonable possibility of significant loss. These tests include a number of subjective judgments. Because of this subjectivity and in the context of evolving practices and application of existing and future standards, we could be required in the future to adjust our accounting treatment of these transactions. This could have a material effect on our financial condition and results of operations.

During the first quarter of 2005, we recognized in "other income" $1.0 million of fees and revenues relating to non-traditional contracts which we accounted for using the deposit method. If these contracts transferred risk as determined by Statement of Financial Accounting Standards ("SFAS") No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", gross premium relating to these contracts would total approximately $28 million in the first quarter of 2005.

Of the $1.0 million, $0.2 million of this other income relates to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company which meets our definition of a non-traditional contract. In the fourth quarter of 2004, under this contract we made an arrangement with our client and assumed, through novation agreements, several life reinsurance contracts it had made. Because we assumed these contracts, our client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for our assumption of the contracts we received a fee. The arrangement, among other things, also provides that on certain dates and during specific periods, our client has the right but not the obligation to recapture the life reinsurance contracts we have assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. We believe that our client is economically incentivized to exercise the recapture provision in the future, as the amount of statutory relief that the client receives from its regulator over the period of this contract reduces over time.

We believe the arrangement, including our client's option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which leads us to the use of deposit accounting. Although we believe our client will exercise the recapture, we cannot assure you that this will be the case. If our client does not recapture the underlying insurance contracts in the future, we may be viewed as having had the risks described above and, as a result, we could become the life reinsurer and may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in our consolidated statement of operations. With respect to this particular arrangement, at this time, we believe that the gross life reinsurance premiums written, of approximately $5.6 million, that we would have had to recognize had deposit accounting not been appropriate, would not have had a material effect on our financial position and results of operations. However, as the underlying life insurance contracts mature the effect on our financial condition and results of operations may become material.

The remaining $0.8 million of the $1.0 million of other income relates to revenues earned from three reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, we do not believe we are exposed to a reasonable possibility of significant loss.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of March 31, 2005, our investment portfolio included $11.9 million, or 2.1%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. $10.9 million of these securities were rated AAA and $1.0 million were rated BAA, and were substantially hedged into U.S. dollars according to our investment guidelines by entering into foreign currency forward contracts. At March 31, 2005, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was $0.3 million.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of March 31, 2005, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under Management by Third Party Investment Managers of approximately $642.1 million would have been an estimated decrease in market value of approximately $18.0 million, or 2.8%, and the impact on our net invested assets, including cash and cash equivalents, under management by third party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $15.3 million, or 2.4%.

As of March 31, 2005, our investment portfolio included AAA rated mortgage-backed securities with a market value of $153.3 million, or 25.1%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA- and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB-/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2005, the average credit quality of our investment portfolio was AA, and all fixed income securities held were investment grade. Included in our investment portfolio was $20.0 million in par value of variable rate mortality linked securities issued by a single issuer which mature on January 1, 2007. We are subject to loss of principal and interest in the event of the occurrence of certain changes in a predefined mortality index. As of March 31, 2005, the fair value of the security was $20.0 million and represented approximately 3.3% of our investments excluding trading investments related to deposit liabilities.

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

We are also exposed to credit risk relating to our premiums receivable balance. As of March 31, 2005, our premiums receivable balance was $187.6 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts permit the right of offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

Changes in Internal Controls

In connection with the evaluation described above, our management, including our Chief Executive Officer and our Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company issued to certain employees an aggregate of 880,942 options to purchase common stock and 106,835 performance share units. These transactions were completed without registration of the relevant security under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) for transactions not involving a public offering.

ITEM 6.    EXHIBITS

10.1	Form of Non-Qualified Stock Option Agreement

10.2	Form of Performance Based Share Unit Agreement

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.

Date: May 4, 2005	/s/ Tobey J. Russ
Tobey J. Russ
(On behalf of the registrant and as Principal Executive Officer)

Date: May 4, 2005	/s/ John S. Brittain, Jr.
John S. Brittain, Jr.
(Principal Financial Officer)

Index to Exhibits

10.1	Form of Non-Qualified Stock Option Agreement

10.2	Form of Performance Based Share Unit Agreement

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.