Form 10-Q/A
period 2004-12-31
QUANTA CAPITAL HOLDINGS LTD
filed 2005-05-16
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") amends the Company's Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2005, as filed with the Securities and Exchange Commission on May 5, 2005 (the "Original Filing"), and is being filed to reflect the restatement of the Company's condensed consolidated financial statements for that period due to a mathematical error in the calculation of policy acquisition expenses. Acquisition expenses for the three months ended March 31, 2005 were approximately $20.4 million as compared to previously reported acquisition expenses of approximately $18.4 million. Premiums receivable for the three months ended March 31, 2005 were reduced to $185.6 million from previously reported premiums receivable of $187.6 million. The restatement of the Company's results for the first quarter of 2005 resulted in the recognition of a net loss of approximately $0.6 million as compared to previously reported net income of approximately $1.4 million. See Note 2 in the accompanying condensed consolidated financial statements for further discussion of this matter.

This Form 10-Q/A amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Original Filing to take into account the effects of the restatement. No other information included in the Original Filing is amended hereby.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and this amendment does not reflect events subsequent to May 5, 2005, the date of the Original Filing. Additionally, as a result of these amendments, the certifications pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350, filed as exhibits to the Original Filing, have been re-executed and refiled as of the date of this Form 10-Q/A.

QUANTA CAPITAL HOLDINGS LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	March 31, 2005	December 31, 2004
	Restated
	(unaudited)
Assets
Investments at fair value (amortized cost: March 31, 2005, $657,881; December 31, 2004, $600,161)
Available for sale investments	$611,019	$559,430
Trading investments related to deposit liabilities	39,633	40,492
Total investments at fair value	650,652	599,922
Cash and cash equivalents	52,985	32,775
Restricted cash and cash equivalents	53,441	42,482
Accrued investment income	4,513	4,719
Premiums receivable	185,577	146,784
Losses and loss adjustment expenses recoverable	24,874	13,519
Other accounts receivable	9,424	11,575
Deferred acquisition costs, net	46,285	41,496
Deferred reinsurance premiums	57,445	47,416
Property and equipment, net of accumulated depreciation of $2,282 (December 31, 2004: $1,625)	5,391	4,875
Goodwill and other intangible assets	20,432	20,617
Other assets	25,402	14,553
Total assets	$1,136,421	$980,733
Liabilities
Reserve for losses and loss expenses	$215,403	$159,794
Unearned premiums	309,356	247,936
Environmental liabilities assumed	6,406	6,518
Reinsurance balances payable	26,540	24,929
Accounts payable and accrued expenses	14,986	17,360
Net payable for investments purchased	32,128	3,749
Deposit liabilities	42,676	43,365
Deferred income and other liabilities	4,089	4,935
Junior subordinated debentures	61,857	41,238
Total liabilities	$713,441	$549,824
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred shares ($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2005 and December 31, 2004)	$—	$—
Common shares ($0.01 par value; 200,000,000 shares authorized; 56,798,218 issued and outstanding at March 31, 2005 and December 31, 2004)	568	568
Additional paid-in capital	523,771	523,771
Accumulated deficit	(93,702)	(93,058)
Accumulated other comprehensive loss	(7,657)	(372)
Total shareholders' equity	$422,980	$430,909
Total liabilities and shareholders' equity	$1,136,421	$980,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
	Restated
Revenues
Gross premiums written	$172,726	$118,729
Net premiums written	$142,877	$112,455
Change in net unearned premiums	(51,391)	(85,220)
Net premiums earned	91,486	27,235
Technical services revenues	7,150	6,507
Net investment income	5,225	3,235
Net realized (losses) gains on investments	(483)	1,195
Net foreign exchange (losses) gains	(112)	224
Other income	1,686	191
Total revenues	104,952	38,587
Expenses
Net losses and loss expenses	57,496	15,895
Acquisition expenses	20,477	6,617
Direct technical services costs	4,861	4,384
General and administrative expenses	20,871	15,829
Interest expense	826	—
Depreciation of fixed assets and amortization of intangible assets	842	387
Total expenses	105,373	43,112
Loss before income taxes	(421)	(4,525)
Income tax expense	223	—
Net loss	(644)	(4,525)
Other comprehensive (loss) income
Net unrealized investment (losses) gains arising during the period, net of income taxes	(7,763)	3,962
Foreign currency translation adjustments	(5)	(13)
Reclassification of net realized losses (gains) on investments included in net loss, net of income taxes	483	(1,195)
Other comprehensive (loss) income	(7,285)	2,754
Comprehensive loss	$(7,929)	$(1,771)
Weighted average common share and common share equivalents –
basic	56,798,218	56,798,218
diluted	56,798,218	56,798,218
Basic loss per share	$(0.01)	$(0.08)
Diluted loss per share	$(0.01)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
	Restated
Share capital – preferred shares of par value $0.01 each	$—	$—
Share capital – common shares of par value $0.01 each
Balance at beginning of period	568	568
Issued during period	—	—
Balance at end of period	568	568
Additional paid-in capital
Balance at beginning of period	523,771	524,235
Net offering costs	—	(32)
Balance at end of period	523,771	524,203
Accumulated deficit
Balance at beginning of period	(93,058)	(38,477)
Net loss for period	(644)	(4,525)
Balance at end of period	(93,702)	(43,002)
Accumulated other comprehensive (loss) income
Balance at beginning of period	(372)	1,157
Net change in unrealized losses on investments, net of tax	(7,280)	2,767
Foreign currency translation adjustments	(5)	(13)
Balance at end of period	(7,657)	3,911
Total shareholders' equity	$422,980	$485,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
	Restated
Cash flows from operating activities
Net loss	$(644)	$(4,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	657	202
Amortization of intangible assets	185	185
Amortization of discounts on investments	375	924
Net realized losses (gains) on investments	483	(1,195)
Net change in fair value of derivative instruments	(470)	50
Changes in assets and liabilities:
Restricted cash and cash equivalents	(10,959)	(13,043)
Accrued investment income	206	(1,189)
Premiums receivable	(38,793)	(72,012)
Losses and loss adjustment expenses recoverable	(11,355)	(153)
Deferred acquisition costs	(4,789)	(16,862)
Deferred reinsurance premiums	(10,029)	(5,776)
Other accounts receivable	2,151	1,341
Other assets	(9,820)	569
Reserve for losses and loss adjustment expenses	55,609	16,048
Unearned premiums	61,420	90,942
Environmental liabilities assumed	(112)	(150)
Reinsurance balances payable	1,611	4,943
Accounts payable and accrued expenses	(2,374)	(7,740)
Deferred income and other liabilities	(846)	2,383
Deposit liabilities	(689)	—
Net cash provided by (used in) operating activities	31,817	(5,058)
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	288,978	281,584
Purchases of fixed maturities and short-term investments	(319,003)	(293,619)
Purchases of property and equipment	(1,173)	(829)
Net cash used in investing activities	(31,198)	(12,864)
Cash flows used in financing activities
Net offering costs	—	(32)
Proceeds from junior subordinated debentures, net of issuance costs	19,591	—
Net cash provided by (used in) financing activities	19,591	(32)
Increase (decrease) in cash and cash equivalents	20,210	(17,954)
Cash and cash equivalents at beginning of period	32,775	36,694
Cash and cash equivalents at end of period	$52,985	$18,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts,
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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

•	annual incentive plan provisions; and

•	deferred income taxes and liabilities.

During the three months ended September 30, 2004, the Company renamed its consulting segment as the technical services segment. Accordingly, the consulting revenues and direct consulting costs captions in the income statement, previously included in the Company's Form 10-Q for the three months ended March 31, 2004, have been renamed technical service revenues and direct technical service costs.

2.	Restatement

The Company's previously issued Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2005, as filed with the Securities and Exchange Commission on May 5, 2005, have been restated due to a mathematical error in the calculation of acquisition expenses. The Company discovered the mathematical error during its routine monthly closing process for its books at the April month-end. The Company has determined that this mathematical error only affected its financial statements for the quarter ended March 31, 2005 and did not affect any of its financial statements for prior periods. The restatement impacts the Company's specialty reinsurance segment only.

The following tables present a summary of the effects of the restatement adjustments on the Company's condensed consolidated balance sheet as of March 31, 2005 and condensed consolidated statement of operations for the three months ended March 31, 2005. The restatement adjustments did not have any impact on net cash provided by operating activities for the three months ended March 31, 2005.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

Unaudited Condensed Consolidated Statement of Operations

	As previously reported	Adjustments	As restated
For the three months ended March 31, 2005

Gross premiums written	$172,726	$—	$172,726
Net premiums written	142,877	—	142,877
Net premiums earned	91,486	—	91,486
Technical services revenues	7,150	—	7,150
Net investment income	5,225	—	5,225
Net realized losses on investments	(483)	—	(483)
Net foreign exchange losses	(112)	—	(112)
Other income	1,686	—	1,686
Total revenues	104,952	—	104,952
Net losses and loss expenses incurred	57,496	—	57,496
Acquisition expenses	18,445	2,032	20,477
Direct technical services costs	4,861	—	4,861
General and administrative expenses	20,871	—	20,871
Interest expense	826	—	826
Depreciation of fixed assets and amortization of intangible assets	842	—	842
Total expenses	103,341	2,032	105,373
Income (loss) before income taxes	1,611	(2,032)	(421)
Income tax expense	223	--	223
Net income (loss)	$1,388	$(2,032)	$(644)
Weighted average number of common shares and common share equivalents
– basic	56,798,218	—	56,798,218
– diluted	56,798,916	(698)	56,798,218
Basic income (loss) per share	$0.02	$(0.03)	$(0.01)
Diluted income (loss) per share	$0.02	$(0.03)	$(0.01)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

Unaudited Condensed Consolidated Balance Sheet

	As previously reported	Adjustments	As restated
As of March 31, 2005
Assets
Investments at fair market value
Available for sale investments	$611,019	—	$611,019
Trading investments related to deposit liabilities	39,633	—	39,633
	650,652	—	650,652
Cash and cash equivalents	52,985	—	52,985
Restricted cash and cash equivalents	53,441	—	53,441
Accrued investment income	4,513	—	4,513
Premiums receivable	187,609	(2,032)	185,577
Losses and loss adjustment expenses recoverable	24,874	—	24,874
Other accounts receivable	9,424	—	9,424
Deferred acquisition costs	46,285	—	46,285
Deferred reinsurance premiums	57,445	—	57,445
Property and equipment, net	5,391	—	5,391
Goodwill and other intangible assets	20,432	—	20,432
Other assets	25,402	—	25,402
Total assets	$1,138,453	$(2,032)	$1,136,421
Liabilities
Reserve for losses and loss expenses	$215,403	—	$215,403
Unearned premiums	309,356	—	309,356
Environmental liabilities assumed	6,406	—	6,406
Reinsurance balances payable	26,540	—	26,540
Accounts payable and accrued expenses	14,986	—	14,986
Net payable for investments purchased	32,128	—	32,128
Deposit liabilities	42,676	—	42,676
Deferred income and other liabilities	4,089	—	4,089
Junior subordinated debentures	61,857	—	61,857
Total liabilities	$713,441	$—	$713,441
Shareholders' equity
Common shares	568	—	568
Additional paid-in capital	523,771	—	523,771
Accumulated deficit	(91,670)	(2,032)	(93,702)
Accumulated other comprehensive loss	(7,657)	—	(7,657)
Total shareholders' equity	$425,012	$(2,032)	$422,980
Total liabilities and shareholders' equity	$1,138,453	$(2,032)	$1,136,421

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

3.	Significant accounting policies

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

The Company believes the arrangement, including the client's option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. Although the Company believes its client will exercise the recapture, it is not assured that this will be the case. If the Company's client does not recapture the underlying insurance contracts in the future, the Company may be viewed as having had the risks described above and, as a result, the Company could become the life reinsurer and may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the consolidated statement of operations. With respect to this particular arrangement, at this time, the Company believes that the gross life reinsurance premiums written, of approximately $5.6 million, that would have been recognized had deposit accounting not been appropriate, would not have had a material effect on the Company's financial position and results of operations. However, as the underlying life insurance contracts mature the effect on the Company's financial condition and results of operations may become material.

The remaining $0.8 million of the $1.0 million of other income relates to revenues earned from three reinsurance contracts accounted for as deposits. Although these contracts did possess some

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss.

4.	Recent accounting pronouncements

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

5.	Segment information

The following tables summarize the Company's results before income taxes for each reportable segment for the three months ended March 31, 2005 and 2004 based on the reportable segments in effect during the year ended December 31, 2004.

	Three months ended March 31, 2005 (restated)
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Lloyd's	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$66,178	$—	$16,293	$—	$—	$82,471
Reinsurance assumed	848	89,407	—	—	—	90,255
Total gross premiums written	67,026	89,407	16,293	—	—	172,726
Premiums ceded	(24,930)	(1,297)	(3,622)	—	—	(29,849)
Net premiums written	$42,096	$88,110	$12,671	$—	$—	$142,877

Net premiums earned	$34,540	$53,637	$3,309	$—	$—	$91,486
Technical services revenues	—	—	—	7,999	(849)	7,150
Other income	254	790	—	123	—	1,167
Net losses and loss expenses	(26,005)	(29,648)	(1,843)	—	—	(57,496)
Direct technical services costs	—	—	—	(4,861)	—	(4,861)
Acquisition expenses	(6,340)	(13,804)	(333)	—	—	(20,477)
General and administrative expenses	(9,465)	(5,156)	(4,560)	(2,539)	849	(20,871)
Segment (loss) income	$(7,016)	$5,819	$(3,427)	$722	$—	$(3,902)
Depreciation of fixed assets and amortization of intangibles						$(842)
Interest expense						(826)
Net investment income						5,225
Net realized losses on investments						(483)
Other income						519
Net foreign exchange losses						(112)
Net loss before income taxes						$(421)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Three months ended March 31, 2004
Statement of operations by Segment	Specialty insurance	Specialty reinsurance	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$15,949	$—	$—	$—	$15,949
Reinsurance assumed	22,083	80,697	—	—	102,780
Total gross premiums written	38,032	80,697	—	—	118,729
Premiums ceded	(6,274)	—	—	—	(6,274)
Net premiums written	$31,758	$80,697	$—	$—	$112,455
Net premiums earned	$4,009	$23,226	$—	$—	$27,235
Technical services revenues	—	—	7,036	(529)	6,507
Other income	—	—	159	—	159
Net losses and loss expenses	(2,175)	(13,720)	—	—	(15,895)
Direct technical services costs	—	—	(4,384)	—	(4,384)
Acquisition expenses	(822)	(5,795)	—	—	(6,617)
General and administrative expenses	(8,649)	(5,192)	(2,517)	529	(15,829)
Segment (loss) income	$(7,637)	$(1,481)	$294	$—	$(8,824)
Depreciation of fixed assets and amortization of intangibles					(387)
Net investment income					3,235
Net realized gains on investments					1,195
Other income					32
Net foreign exchange gains					224
Net loss before income taxes					$(4,525)

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

6.	Stock-based compensation (restated)

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

a)	Options

In accordance with SFAS 123, the fair value of options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2005: a dividend yield of 0%; expected volatility of 23.98%; a risk-free interest rate of 4.14% and an expected life of the options of approximately 7 years. The following weighted average assumptions were used for the three months ended March 31, 2004: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 3.75% and an expected life of the options of approximately 7 years.

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

The following table summarizes the Company's stock-based compensation, net loss and loss per share for the three months ended March 31, 2005 and 2004 had the Company elected to recognize compensation cost based on the fair value of the Company's stock based awards granted at the grant date as prescribed by SFAS 123.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
	Restated
Stock compensation expense
As reported	$—	$—
Additional stock-based employee compensation expense determined under fair value based method	(737)	(614)
Pro forma	$(737)	$(614)
Net loss
As reported	$(644)	$(4,525)
Additional stock-based employee compensation expense determined under fair value based method	(737)	(614)
Pro forma	$(1,381)	$(5,139)
Basic loss per share
As reported.	$(0.01)	$(0.08)
Pro forma	$(0.02)	$(0.09)
Diluted loss per share
As reported.	$(0.01)	$(0.08)
Pro forma	$(0.02)	$(0.09)

7.	Reinsurance Ceded

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

8.	Loss per share (restated)

The following table sets forth the computation of basic and diluted loss per share.

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
	Restated
Basic loss per share
Net loss	$(644)	$(4,525)
Weighted average common shares outstanding – basic	56,798,218	56,798,218
Basic loss per share	$(0.01)	$(0.08)
Diluted loss per share
Net loss	$(644)	$(4,525)
Weighted average common shares outstanding	56,798,218	56,798,218
Weighted average common share equivalents
Options	—	—
Warrants	—	—
Weighted average common shares outstanding – diluted	56,798,218	56,798,218
Diluted loss per share	$(0.01)	$(0.08)

Due to a net loss for the three months ended March 31, 2005 and 2004, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three months ended March 31, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,933,342 options and 2,542,813 warrants. For the three months ended March 31, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,871,400 options and 2,542,813 warrants.

9.	Commitments and contingencies

a)	Concentrations of credit risk (restated)

As of March 31, 2005, substantially all of the Company's cash and cash equivalents, and investments were held by two custodians. Management considers these custodians to be of high credit quality. The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB-. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 2.5% of the aggregate market value of the externally managed portfolios.

The premiums receivable balance of $185.6 million as of March 31, 2005 includes approximately $24.9 million, or 13.4%, from one third party agent that sources a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages for new home contractors throughout the U.S. The Company has not experienced any losses related to premiums receivable from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

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

Year ending March 31,
2006	$4,481
2007	4,236
2008	3,783
2009	2,756
2010	2,798
2011 and thereafter	22,701
Total	$40,755

Total rent expense under operating leases for the three months ended March 31, 2005 and 2004 was approximately $1.1 million.

10.	Junior subordinated debentures

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

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

Quanta Trust II is determined to be a Variable Interest Entity ("VIE") under FASB Interpretation No. 46 (revised December 2003) ("FIN46R"), "Consolidation of Variable Interest Entites." The Company was not determined to be the primary beneficiary of Quanta Trust II and in accordance with FIN46R has not consolidated Quanta Trust II in the consolidated financial statements. The earnings of Quanta Trust II are included in the consolidated statement of operations and comprehensive loss.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our restated unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q/A and the audited consolidated financial statements and related notes for the year ended December 31, 2004, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the discussions of critical accounting policies and of estimates and quantitative and qualitative disclosures about market risk, contained in the Form 10-K filed by the Company with the SEC on March 30, 2005.

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

This list of factors is not exhaustive and should be read with the other cautionary statements that are included in this report and under "Item 7A. Quantitative and Qualitive Disclosures About Market Risk" in the Form 10-K filed by the Company with the SEC on March 30, 2005.

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

Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2005 and 2004.

Three months ended March 31, 2005 and 2004

Results of operations for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
	Restated
	($ in thousands)
Revenues
Gross premiums written	$172,726	$118,729
Net premiums written	$142,877	$112,455
Net premiums earned	$91,486	$27,235
Technical services revenues	7,150	6,507
Net investment income	5,225	3,235
Net realized (losses) gains on investments	(483)	1,195
Net foreign exchange (losses) gains	(112)	224
Other income	1,686	191
Total revenues	104,952	38,587
Expenses
Net losses and loss expenses	(57,496)	(15,895)
Acquisition expenses	(20,477)	(6,617)
Direct technical services costs	(4,861)	(4,384)
General and administrative expenses	(20,871)	(15,829)
Interest expense	(826)	—
Depreciation and amortization of intangible assets	(842)	(387)
Total expenses	(105,373)	(43,112)
Loss before income taxes	(421)	(4,525)
Income taxes	(223)	—
Net loss	$(644)	$(4,525)

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

Other income.    Other income was $1.7 million for the three months ended March 31, 2005 and includes amounts recognized on non-traditional insurance and reinsurance contracts of $1.0 million. A more detailed description of these non-traditional contracts is provided under "— Non-Traditional Contracts" below.

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

Acquisition expenses.    Acquisition expenses were $20.5 million for the three months ended March 31, 2005 an increase of $13.9 million, or 209.5%, compared to $6.6 million for the three months ended March 31, 2004. The increase in acquisition expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned. Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the three months ended March 31, 2005 was 22.4% a decrease of 1.9% compared to our acquisition cost ratio of 24.3% for the three months ended March 31, 2004. The decrease is due to ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties and lower commissions payable on our HBW program as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of March 31, 2005, $46.3 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

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

Other income.    Other income was $0.3 million for the three months ended March 31, 2005 and related to income, including fees, recognized on non-traditional insurance contracts. A more detailed description of these non-traditional contracts is provided under "— Non-Traditional Contracts" below.

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

Specialty reinsurance

	Three months ended March 31, 2005	Three months ended March 31, 2004	Change
	Restated		Restated
	($ in thousands)
Reinsurance assumed	$89,407	$80,697	$8,710
Total gross premiums written	89,407	80,697	8,710
Premiums ceded	(1,297)	—	(1,297)
Net premiums written	$88,110	$80,697	$7,413

Net premiums earned	$53,637	$23,226	$30,411
Other income	790	—	790
Net losses and loss expenses	(29,648)	(13,720)	(15,928)
Acquisition expenses	(13,804)	(5,795)	(8,009)
General and administrative expenses	(5,156)	(5,192)	36
Net underwriting income (loss)	$5,819	$(1,481)	$7,300
Ratios:
Loss and loss expense ratio	55.3%	59.1%	3.8%
Acquisition expense ratio	25.7%	25.0%	(0.7)%
General and administrative expense ratio	5.9%	6.4%	0.5%
Combined ratio	86.9%	90.5%	3.6%

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

Other income.    Other income was $0.8 million for the three months ended March 31, 2005 and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under "— Non-Traditional Contracts" below.

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

Acquisition expenses.    Acquisition expenses were $13.8 million for the three months ended March 31, 2005 an increase of $8.0 million compared to $5.8 million for the three months ended March 31, 2004. The increase in acquisition expenses was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 25.7% for the three months ended March 31, 2005 which is slightly higher than or acquisition expense ratio of 25.0% for the three months ended March 31, 2004. The increase reflects certain contracts with higher commission rates that were written during the second and third quarters of 2004, particularly in our property reinsurance product line.

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

Three months ended March 31, 2005
($ in thousands)
Direct insurance	$16,293
Reinsurance assumed	—
Total gross premiums written	16,293
Premiums ceded	(3,622)
Net premiums written	$12,671
Net premiums earned	$3,309
Other income	—
Net losses and loss expenses	(1,843)
Acquisition expenses	(333)
General and administrative expenses	(4,560)
Net underwriting loss	$(3,427)
Ratios:
Loss and loss expense ratio	55.7%
Acquisition expense ratio	10.1%
General and administrative expense ratio	36.0%
Combined ratio	101.8%

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

Our insurance and reinsurance premiums receivable balances totaled $185.6 million as of March 31, 2005 compared to $146.8 million at December 31, 2004. The increase in premiums receivable reflects our growth across all specialty insurance and reinsurance segments during the three months ended March 31, 2005 and the associated increase in the level of premiums written. Included in our premiums receivable are approximately $141.3 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of March 31, 2005, based on our review of the remaining balance of $44.3 million, which represents premiums installments that are currently due, there are no individually significant balances that are delinquent or uncollectible.

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

Our shareholders' equity was $423.0 million as of March 31, 2005 compared to $430.9 million as of December 31, 2004, reflecting a decrease of $7.9 million that was primarily related to a net change in unrealized losses on our investment portfolios of $7.3 million during the three months ended March 31, 2005 and our net loss of $0.6 million for the three months ended March 31, 2005. As of March 31, 2005, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $15.0 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

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

On February 24, 2005, we participated in a private placement of $20.0 million of floating rate capital securities (the "Trust Preferred Securities") issued by Quanta Capital Statutory Trust II ("Quanta Trust II"), a subsidiary Delaware trust formed on February 24, 2004. The Trust Preferred Securities mature on June 15, 2035 are redeemable at our option at par beginning June 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") rate plus 350 basis points. Quanta Trust II used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $20.6 million of junior subordinated debt securities, due March 15, 2035, in the principal amount of $20.6 million issued by us (the "Trust II Debentures"). We are using the net proceeds of $19.6 million, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction, from the sale of the Trust II Debentures to Quanta Trust II for working capital purposes and to support the growth of our business.

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

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA– and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB–/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2005, the average credit quality of our investment portfolio was AA, and all fixed income securities held were investment grade. Included in our investment portfolio was $20.0 million in par value of variable rate mortality linked securities issued by a single issuer which mature on January 1, 2007. We are subject to loss of principal and interest in the event of the occurrence of certain changes in a predefined mortality index. As of March 31, 2005, the fair value of the security was $20.0 million and represented approximately 3.3% of our investments excluding trading investments related to deposit liabilities.

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

We are also exposed to credit risk relating to our premiums receivable balance. As of March 31, 2005, our premiums receivable balance was $185.6 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts permit the right of offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness discussed below, our disclosure controls and procedures were ineffective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Subsequent to the period covered by this quarterly report, in connection with our routine monthly closing process for our books at the April month-end, we discovered a mathematical error in the calculation of policy acquisition expenses used in the reporting of our first quarter results. To address the error discovered as a part of this process, and as announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2005, we are restating our financial statements for the quarter ended March 31, 2005. See further discussion in the Explanatory Note and Note 10 to our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2005 contained herein. We have determined that this mathematical error only affected our financial statements for the quarter ended March 31, 2005 and did not affect any of our financial statements for prior periods.

A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by us. We have evaluated the effectiveness of our internal controls for the calculation of acquisition expenses as of the end of the period covered by this quarterly report, and have determined that the mathematical error referenced above indicates a material weakness in internal control over financial reporting with respect to the calculation of acquisition expenses. We are taking steps to ensure that the material weakness is remedied, including adding staffing and implementing enhanced analytics and control processes over the calculation of acquisition expenses.

As a non-accelerated registrant, we are currently in the process of reviewing and formalizing our internal controls over financial reporting in accordance with the Securities and Exchange Commission's rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Changes have been and will continue to be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources to our ongoing Section 404 assessment. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that, except as otherwise described above, such controls and procedures are effective at the "reasonable assurance" level.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS

10.1	Form of Stock Option Agreement (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 5, 2005, and incorporated herein by reference).

10.2	Form of Performance Share Unit Agreement (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 5, 2005, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.

Date: May 13, 2005	/s/ Tobey J. Russ
Tobey J. Russ (On behalf of the registrant and as Principal Executive Officer)

Date: May 13, 2005	/s/ John S. Brittain, Jr.
John S. Brittain, Jr. (Principal Financial Officer)

Index to Exhibits

10.1	Form of Stock Option Agreement (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 5, 2005, and incorporated herein by reference).

10.2	Form of Performance Share Unit Agreement (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed on May 5, 2005, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.