Form 10-Q
period 2005-06-30
QUANTA CAPITAL HOLDINGS LTD
filed 2005-08-09
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 8, 2005 there were 56,810,020 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Investments at fair value (amortized cost: June 30, 2005, $716,853; December 31, 2004, $600,161)
Available for sale investments (Restricted at fair value: June 30, 2005: $385,549; December 31, 2004: $341,655)	$675,035	$559,430
Trading investments related to deposit liabilities	39,898	40,492
Total investments at fair value	714,933	599,922
Cash and cash equivalents	61,719	32,775
Restricted cash and cash equivalents	35,441	42,482
Accrued investment income	5,223	4,719
Premiums receivable	202,560	146,784
Losses and loss adjustment expenses recoverable	37,584	13,519
Other accounts receivable	9,136	11,575
Deferred acquisition costs, net	45,484	41,496
Deferred reinsurance premiums	74,353	47,416
Property and equipment, net of accumulated depreciation of $3,055 (December 31, 2004: $1,625)	5,830	4,875
Goodwill and other intangible assets	20,247	20,617
Other assets	30,005	14,553
Total assets	$1,242,515	$980,733
Liabilities
Reserve for losses and loss expenses	$260,314	$159,794
Unearned premiums	348,036	247,936
Environmental liabilities assumed	20,805	6,518
Reinsurance balances payable	36,037	24,929
Accounts payable and accrued expenses	20,356	17,360
Net payable for investments purchased	8,515	3,749
Deposit liabilities	42,946	43,365
Deferred income and other liabilities	6,405	4,935
Junior subordinated debentures	61,857	41,238
Total liabilities	$805,271	$549,824
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred shares ($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2005 and December 31, 2004)	$—	$—
Common shares ($0.01 par value; 200,000,000 shares authorized; 56,810,020 and 56,798,218 issued and outstanding at June 30, 2005 and December 31, 2004)	568	568
Additional paid-in capital	523,843	523,771
Accumulated deficit	(85,171)	(93,058)
Accumulated other comprehensive loss	(1,996)	(372)
Total shareholders' equity	$437,244	$430,909
Total liabilities and shareholders' equity	$1,242,515	$980,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
Gross premiums written	$168,548	$134,971	$341,274	$253,700

Net premiums written	$127,364	$114,063	$270,241	$226,518
Change in net unearned premiums	(22,355)	(57,208)	(73,747)	(142,428)
Net premiums earned	105,009	56,855	196,494	84,090

Technical services revenues	7,176	8,346	14,327	14,853
Net investment income	6,187	3,318	11,412	6,553
Net realized gains (losses) on investments	862	(827)	379	368
Net foreign exchange gains (losses)	88	(96)	(24)	128
Other income	3,068	235	4,755	426
Total revenues	122,390	67,831	227,343	106,418
Expenses
Net losses and loss expenses	62,519	32,325	120,015	48,220
Acquisition expenses	19,243	12,837	39,720	19,454
Direct technical services costs	5,999	5,827	10,860	10,211
General and administrative expenses	23,976	14,577	44,847	30,406
Interest expense	944	—	1,771	—
Depreciation of fixed assets and amortization of intangible assets	959	450	1,801	837
Total expenses	113,640	66,016	219,014	109,128
Income (loss) before income taxes	8,750	1,815	8,329	(2,710)
Income tax expense	220	—	442	—
Net income (loss)	8,530	1,815	7,887	(2,710)
Other comprehensive income (loss)
Net unrealized investment gains (losses) arising during the period, net of income taxes	6,427	(9,250)	(1,336)	(5,288)
Foreign currency translation adjustments	96	(7)	91	(20)
Reclassification of net realized (gains) losses on investments included in net income (loss), net of income taxes	(862)	827	(379)	(368)
Other comprehensive income (loss)	5,661	(8,430)	(1,624)	(5,676)
Comprehensive income (loss)	$14,191	$(6,615)	$6,263	$(8,386)

Weighted average common share and common share equivalents – basic	56,801,890	56,798,218	56,800,054	56,798,218
diluted	56,801,890	57,528,692	56,800,054	56,798,218
Basic income (loss) per share	$0.15	$0.03	$0.14	$(0.05)
Diluted income (loss) per share	$0.15	$0.03	$0.14	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Share capital – preferred shares of par value $0.01 each	$—	$—

Share capital – common shares of par value $0.01 each
Balance at beginning of period	568	568
Issued during period	—	—
Balance at end of period	568	568

Additional paid-in capital
Balance at beginning of period	523,771	524,235
Common shares issued during period	72	—
Net offering costs	—	(472)
Balance at end of period	523,843	523,763

Accumulated deficit
Balance at beginning of period	(93,058)	(38,477)
Net income (loss) for period	7,887	(2,710)
Balance at end of period	(85,171)	(41,187)

Accumulated other comprehensive loss
Balance at beginning of period	(372)	1,157
Net change in unrealized losses on investments, net of tax	(1,715)	(5,656)
Foreign currency translation adjustments	91	(20)
Balance at end of period	(1,996)	(4,519)

Total shareholders' equity	$437,244	$478,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Cash flows from operating activities
Net income (loss)	$7,887	$(2,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property and equipment	1,431	467
Amortization of intangible assets	370	370
Amortization of discounts on investments	716	1,834
Net realized (gains) losses on investments	(379)	(368)
Net change in fair value of derivative instruments	408	(8)
Non-cash stock compensation expense	72	—

Changes in assets and liabilities:
Restricted cash and cash equivalents	7,041	3,941
Accrued investment income	(504)	(1,238)
Premiums receivable	(55,776)	(143,790)
Losses and loss adjustment expenses recoverable	(24,065)	979
Deferred acquisition costs	(3,988)	(31,879)
Deferred reinsurance premiums	(26,937)	(21,331)
Other accounts receivable	2,439	(1,405)
Other assets	(14,424)	(2,928)
Reserve for losses and loss adjustment expenses	100,520	47,091
Unearned premiums	100,100	163,705
Environmental liabilities assumed	14,287	(256)
Reinsurance balances payable	11,108	15,988
Accounts payable and accrued expenses	2,996	(5,826)
Deferred income and other liabilities	1,470	5,841
Deposit liabilities	(419)	—
Net cash provided by operating activities	124,353	28,477
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	736,508	477,965
Purchases of fixed maturities and short-term investments	(849,122)	(498,686)
Purchases of property and equipment	(2,386)	(2,472)
Net cash used in investing activities	(115,000)	(23,193)
Cash flows used in financing activities
Net offering costs	—	(472)
Proceeds from junior subordinated debentures, net of issuance costs	19,591	—
Net cash provided by (used in) financing activities	19,591	(472)
Increase in cash and cash equivalents	28,944	4,812
Cash and cash equivalents at beginning of period	32,775	36,694
Cash and cash equivalents at end of period	$61,719	$41,506

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

During the three months ended September 30, 2004, the Company renamed its consulting segment as the technical services segment. Accordingly, the consulting revenues and direct consulting costs captions in the income statement, previously included in the Company's Form 10-Q for the three and six months periods ended June 30, 2004, have been renamed technical service revenues and direct technical service costs.

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

During the three and six months ended June 30, 2005, the Company recognized in other income $0.8 million and $1.8 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. If these contracts transferred risk as determined by Statement of Financial Accounting Standards ("SFAS") No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", gross premium relating to these contracts would total approximately $27.2 million and $55.2 million in the three and six months ended June 30, 2005.

Of the $0.8 million and $1.8 million, $0.1 million and $0.3 million of other income recognized during the three and six months ended June 30, 2005 relate to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company which meets the Company's definition of a non-traditional contract. In the fourth quarter of 2004, under this contract the Company made an arrangement with a client and assumed, through novation agreements, several life reinsurance contracts it had made. Because the Company assumed these contracts, the client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for the Company's assumption of the contracts it received a fee. The arrangement, among other things, also provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts the Company has assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. The Company believes that its client is economically incentivized to exercise the recapture provision in the future, as the amount of expected profit on the underlying life reinsurance contracts emerges over time.

The Company believes the arrangement, including the client's option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. Although the Company believes its client will exercise the recapture, it is not assured that this will be the case. If the Company's client does not recapture the underlying insurance contracts in the future, the Company may be viewed as having had the risks described above and, as a result, the Company could be deemed to have retained life reinsurance risk and, as a result, may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the consolidated statement of operations. With respect to this particular arrangement, at this time, the Company believes that the gross life reinsurance premiums written, of approximately $5.0 million and $10.6 million for the three and six months ended June 30, 2005, that would have been recognized had deposit accounting not been appropriate, would not have had a material effect on the Company's financial position and

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

results of operations. However, as the underlying life insurance contracts mature the effect on the Company's financial condition and results of operations may become material.

The remaining $0.7 million and $1.5 million of other income recognized during the three and six months ended June 30, 2005 relates to revenues earned from three reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss.

3.    Recent accounting pronouncements

In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") decided not to provide additional guidance on the meaning of other than temporary impairment and directed the staff to issue proposed FASB Staff Position ("FSP") EITF 03-1-a "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1" as final and will be retitled FSP FAS 115-1 "The meaning of other than temporary impairment and its Application to Certain Investments." It replaces existing guidance and clarifies that an impairment should be recognized as a loss at a date no later than the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other than temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company anticipates that the adoption of FSP FAS 115-1 will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

4.    Segment information

The following tables summarize the Company's results before income taxes for each reportable segment for the three and six months ended June 30, 2005 and 2004 based on the reportable segments in effect during the year ended December 31, 2004.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Three months ended June 30, 2005
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Lloyd's	Underwriting total	Technical services	Adjustments and eliminations	Consolidated

Direct insurance	$82,038	$—	$24,666	$106,704	$—	$—	$106,704
Reinsurance assumed	7,053	54,791	—	61,844	—	—	61,844
Total gross premiums written	89,091	54,791	24,666	168,548	—	—	168,548
Premiums ceded	(27,420)	(10,050)	(3,714)	(41,184)	—	—	(41,184)
Net premiums written	$61,671	$44,741	$20,952	$127,364	$—	$—	$127,364

Net premiums earned	$43,400	$53,761	$7,848	$105,009	$—	$—	$105,009
Technical services revenues	—	—	—	—	8,085	(909)	7,176
Other income	575	758	—	1,333	1,794	—	3,127
Net losses and loss expenses	(23,974)	(34,452)	(4,180)	(62,606)	—	87	(62,519)
Direct technical services costs	—	—	—	—	(5,999)	—	(5,999)
Acquisition expenses	(6,112)	(12,189)	(942)	(19,243)	—	—	(19,243)
General and administrative expenses	(11,383)	(6,404)	(4,312)	(22,099)	(2,699)	822	(23,976)
Segment income (loss)	$2,506	$1,474	$(1,586)	$2,394	$1,181	$—	$3,575
Depreciation of fixed assets and amortization of intangibles							$(959)
Interest expense							(944)
Net investment income							6,187
Net realized gains on investments							862
Other loss							(59)
Net foreign exchange gains							88
Net income before income taxes							$8,750

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Three months ended June 30, 2004
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated

Direct insurance	$23,221	$—	$23,221	$—	$—	$23,221
Reinsurance assumed	44,619	67,131	111,750	—	—	111,750
Total gross premiums written	67,840	67,131	134,971	—	—	134,971
Premiums ceded	(20,908)	—	(20,908)	—	—	(20,908)
Net premiums written	$46,932	$67,131	$114,063	$—	$—	$114,063

Net premiums earned	$17,623	$39,232	$56,855	$—	$—	$56,855
Technical services revenues	—	—	—	8,841	(495)	8,346
Other income	—	—	—	118	—	118
Net losses and loss expenses	(8,839)	(23,486)	(32,325)	—	—	(32,325)
Direct technical services costs	—	—	—	(5,827)	—	(5,827)
Acquisition expenses	(4,337)	(8,500)	(12,837)	—	—	(12,837)
General and administrative expenses	(7,396)	(5,381)	(12,777)	(2,295)	495	(14,577)
Segment (loss) income	$(2,949)	$1,865	$(1,084)	$837	$—	$(247)
Depreciation of fixed assets and amortization of intangibles						(450)
Net investment income						3,318
Net realized gains on investments						(827)
Other income						117
Net foreign exchange losses						(96)
Net income before income taxes						$1,815

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Six months ended June 30, 2005
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Lloyd's	Underwriting total	Technical services	Adjustments and eliminations	Consolidated

Direct insurance	$148,216	$—	$40,959	$189,175	$—	$—	$189,175
Reinsurance assumed	12,536	139,563	—	152,099	—	—	152,099
Total gross premiums written	160,752	139,563	40,959	341,274	—	—	341,274
Premiums ceded	(52,350)	(11,347)	(7,336)	(71,033)	—	—	(71,033)
Net premiums written	$108,402	$128,216	$33,623	$270,241	$—	$—	$270,241

Net premiums earned	$78,835	$106,502	$11,157	$196,494	$—	$—	$196,494
Technical services revenues	—	—	—	—	16,085	(1,758)	14,327
Other income	829	1,548	—	2,377	1,917	—	4,294
Net losses and loss expenses	(50,631)	(63,452)	(6,019)	(120,102)	—	87	(120,015)
Direct technical services costs	—	—	—	—	(10,860)	—	(10,860)
Acquisition expenses	(12,659)	(25,787)	(1,274)	(39,720)	—	—	(39,720)
General and administrative expenses	(21,111)	(11,297)	(8,873)	(41,281)	(5,237)	1,671	(44,847)
Segment (loss) income	$(4,737)	$7,514	$(5,009)	$(2,232)	$1,905	$—	$(327)
Depreciation of fixed assets and amortization of intangibles							$(1,801)
Interest expense							(1,771)
Net investment income							11,412
Net realized gains on investments							379
Other income							461
Net foreign exchange losses							(24)
Net income before income taxes							$8,329

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Six months ended June 30, 2004
Statement of operations by Segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated

Direct insurance	$39,261	$—	$39,261	$—	$—	$39,261
Reinsurance assumed	66,611	147,828	214,439	—	—	214,439
Total gross premiums written	105,872	147,828	253,700	—	—	253,700
Premiums ceded	(27,182)	—	(27,182)	—	—	(27,182)
Net premiums written	$78,690	$147,828	$226,518	$—	$—	$226,518
Net premiums earned	$21,632	$62,458	$84,090	$—	$—	$84,090
Technical services revenues	—	—	—	15,877	(1,024)	14,853
Other income	—	—	—	277	—	277
Net losses and loss expenses	(11,014)	(37,206)	(48,220)	—	—	(48,220)
Direct technical services costs	—	—	—	(10,211)	—	(10,211)
Acquisition expenses	(5,159)	(14,295)	(19,454)	—	—	(19,454)
General and administrative expenses	(16,045)	(10,573)	(26,618)	(4,812)	1,024	(30,406)
Segment (loss) income	$(10,586)	$384	$(10,202)	$1,131	$—	$(9,071)
Depreciation of fixed assets and amortization of intangibles						(837)
Net investment income						6,553
Net realized gains on investments						368
Other income						149
Net foreign exchange gains						128
Net loss before income taxes						$(2,710)

Items of revenue and expense resulting from charges between segments are eliminated on consolidation of the segments. During the three and six months ended June 30, 2005, the technical services segment charged the underwriting segment $0.9 million and $1.8 million of revenues for technical services rendered which included $0.1 million and zero charged by the technical services segment related to loss adjustment expenses incurred. During the three and six months ended June 30, 2004, the technical services segment charged the underwriting segment $0.5 million and $1.0 million of revenues for technical services rendered.

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

Performance Share Units

During the six months ended June 30, 2005, Performance Share Units were awarded to various employees pursuant to the Company's 2003 Long Term Incentive Plan. The number of shares of common stock to be received under these awards at the end of the performance period will depend on the attainment of performance objectives based on the Company's GAAP average return on shareholders' equity over the three year period ending December 31, 2007. The grantees will receive shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

Since unvested performance share units are contingent upon satisfying performance objectives, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance share units are included in basic shares outstanding when issued.

During the six months ended June 30, 2005, awards for 105,185 performance share units were granted at a weighted average grant date fair value of $8.87. During the three months ended June 30, 2005 and the three and six months ended June 30, 2004, zero awards for performance share units were granted.

The following table summarizes the Company's stock-based compensation, net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 had the Company elected to recognize compensation cost based on the fair value of the Company's stock based awards granted at the grant date as prescribed by SFAS 123.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Stock compensation expense
As reported	$—	$—	$—	$—
Additional stock-based employee compensation expense determined under fair value based method	(924)	(621)	(1,641)	(1,234)
Pro forma	$(924)	$(621)	$(1,641)	$(1,234)
Net income (loss)
As reported	$8,530	$1,815	$7,887	$(2,710)
Additional stock-based employee compensation expense determined under fair value based method	(924)	(621)	(1,641)	(1,234)
Pro forma	$(7,606)	$1,194	$6,246	$(3,944)
Basic earnings (loss) per share
As reported.	$0.15	$0.03	$0.14	$(0.05)
Pro forma	$0.13	$0.02	$0.11	$(0.07)
Diluted earnings (loss) per share
As reported	$0.15	$0.03	$0.14	$(0.05)
Pro forma	$0.13	$0.02	$0.11	$(0.07)

6.    Reinsurance Ceded

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and six months ended June 30, 2005 and 2004 is shown below.

Three months ended June 30, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$106,704	$56,115	$36,241
Reinsurance assumed	61,844	72,435	41,267
Total gross premiums written	168,548	128,550	77,508
Ceded reinsurance	(41,184)	(23,541)	(14,989)
Net	$127,364	$105,009	$62,519

Three months ended June 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$23,221	$5,117	$2,797
Reinsurance assumed	111,750	55,512	31,622
Total gross premiums written	134,971	60,629	34,419
Ceded reinsurance	(20,908)	(3,774)	(2,094)
Net	$114,063	$56,855	$32,325

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

Six months ended June 30, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$189,175	$91,747	$62,654
Reinsurance assumed	152,099	147,787	83,748
Total gross premiums written	341,274	239,534	146,402
Ceded reinsurance	(71,033)	(43,040)	(26,387)
Net	$270,241	$196,494	$120,015

Six months ended June 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$39,261	$7,240	$3,934
Reinsurance assumed	214,439	81,122	46,535
Total gross premiums written	253,700	88,362	50,469
Ceded reinsurance	(27,182)	(4,272)	(2,249)
Net	$226,518	$84,090	$48,220

7.    Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic earnings (loss) per share
Net income (loss)	$8,530	$1,815	$7,887	$(2,710)
Weighted average common shares outstanding – basic	56,801,890	56,798,218	56,800,054	56,798,218
Basic earnings (loss) per share	$0.15	$0.03	$0.14	$(0.05)
Diluted earnings (loss) per share
Net income (loss)	$8,530	$1,815	$7,887	$(2,710)
Weighted average common shares outstanding	56,801,890	56,798,218	56,800,054	56,798,218
Weighted average common share equivalents
Options	—	387,326	—	—
Warrants	—	343,148	—	—
Weighted average common shares outstanding – diluted	56,801,890	56,528,692	56,800,054	56,798,218
Diluted earnings (loss) per share	$0.15	$0.03	$0.14	$(0.05)

Due to the exercise price of all of the Company's outstanding options exceeding the average market price of the Company's shares for the three and six months ended June 30, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 4,142,879 options and 2,542,813 warrants, as the effect would have been anti-dilutive.

Due to a net loss for the six months ended June 30, 2004, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

anti-dilutive. Accordingly, for the six months ended June 30, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,887,900 options and 2,542,813 warrants.

8.    Derivatives

During the three months ended June 30, 2005, the Company sold the mortality-risk-linked security that it has held since the fourth quarter of 2003. Simultaneously, it entered into a derivative total return swap agreement with an unrelated third party financial institution with reference to the same asset. The Company also entered into another derivative total return swap agreement with the same financial institution with reference to a similar mortality-risk-linked security. As a result, the Company retains all the risks and rewards of these two securities without having ownership of them. Income received from the total return swaps and any fair value adjustments are included in Other Income in the Consolidated Statement of Operations. The Company records total return swaps at fair value, based on quoted market prices. Where such valuations are not available, the Company uses internal valuation models to estimate fair value. During the three months ended June 30, 2005 the Company recorded $0.1 million in unrealized gains associated with the change in fair value of these derivatives.

9.    Commitments and contingencies

a)    Concentrations of credit risk

As of June 30, 2005, substantially all of the Company's cash and cash equivalents, and investments were held by two custodians. Management believes these custodians to be of high credit quality. The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB−. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of June 30, 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 1.5% of the aggregate market value of the externally managed portfolios.

The premiums receivable balance of $202.6 million as of June 30, 2005 includes approximately $24.9 million, or 12.3%, from one third party agent that sources a residential builders' and contractors' program that provides warranty, general liability, builders' risk and excess liability coverages for new home contractors throughout the U.S. (known as the "HBW program"). The Company has not experienced any losses related to premiums receivable from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

b)    Concentrations of premium production

The Company generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the six months ended June 30, 2005, three brokers accounted for approximately 46.8%, 18.8% and 12.7% of the specialty reinsurance segment's gross premiums written and two brokers accounted for approximately 26.8% and 17.1% of the Lloyd's segment's gross premiums written. No other brokers accounted for more than 10% of the specialty reinsurance, specialty insurance or Lloyd's segments' gross written premium for the six months ended June 30, 2005.

During the six months ended June 30, 2004, one broker accounted for approximately 10.9% of the specialty insurance segment's gross premiums written and three brokers accounted for approximately

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

40.1%, 16.6% and 16.4% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the six months ended June 30, 2004. The Company believes that all of its brokers are significant and established companies.

During the six months ended June 30, 2005 and 2004, the Company continued writing the HBW program. This program accounted for approximately $47.7 million, or 53.5% and $93.4 million, or 58.1%, of the specialty insurance segment gross written premiums for the three and six months ended June 30, 2005. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business. This program accounted for approximately $67.1 million, or 63.0%, of the specialty insurance segment gross written premiums for the six months ended June 30, 2004.

c)    Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates. These funds on deposit are available to settle insurance and reinsurance liabilities.

The Company participates in the Lloyd's of London market through Syndicate 4000 at Lloyd's and has dedicated a significant amount of its capital to the Lloyd's business. The regulations of the Council of Lloyd's determine the amount of premium that may be written, also known as stamp capacity, based on the Company's funds at Lloyd's. The Company has funds at Lloyd's for every underwriting year in which it has business through Syndicate 4000 at Lloyd's. These funds may not be withdrawn until each underwriting year is closed which currently takes three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year. As of June 30, 2005, cash and investments with a market value of $108.2 million are held by Lloyd's as trustee.

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

The fair values of these restricted assets by category at June 30, 2005 are as follows:

	June 30, 2005
	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$101	$29,486
Funds deposited with Lloyd's	1,362	106,819
LOC pledged assets	6,013	140,932
Trust funds	24,917	108,312
Amounts held in trust funds related to deposit liabilities	3,048	39,898
Total	$35,441	$425,447

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

d)    Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of June 30, 2005, are as follows:

Year ending June 30,
2006	$4,677
2007	4,654
2008	3,839
2009	3,211
2010	3,131
2011 and thereafter	23,538
Total	$43,050

Total rent expense under operating leases for the three and six months ended June 30, 2005 was approximately $1.1 million and $2.2 million.

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

11.    Subsequent event

Credit agreement

On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement dated July 11, 2005, providing for a secured bank letter of credit facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. The availability for issuances of letters of credit and borrowings to a borrower is based on the amount of eligible investments pledged by that borrower and the absence of material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. The facility terminates on July 11, 2008. The credit agreement has certain financial covenants, including maximum leverage ratio, minimum consolidated net worth provisions and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The Company uses the letter of credit facility primarily to provide security to its insured or reinsured clients under the terms of its insurance and reinsurance contracts.

21

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

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms and limits of the products we write or intend to write;

•	the risk that we may not be able to fully implement our business strategy;

•	our limited operating history;

•	our insurance and reinsurance business is not widely diversified among classes of risk or sources of origination;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	changes in the availability, cost or quality of reinsurance;

•	our ability to hire, retain and integrate our management team and other personnel;

•	changes in rating agency policies or practices;

•	risks relating to our reliance on program managers, third party administrators, and supporting vendors;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

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

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and technical services on a global basis through its affiliated companies. We commenced substantive operations on September 3, 2003 when we obtained our initial capital and purchased ESC, our predecessor for accounting purposes. During the remainder of 2003, we wrote a small number of insurance and reinsurance contracts. During the year ended December 31, 2004 and the six months ended June 30, 2005 we continued to grow and diversify our specialty lines of business, and we had a significant increase in the number of insurance and reinsurance contracts underwritten.

Through our operating subsidiaries in Bermuda, the U.S. and Europe, we focus on writing coverage for specialized classes of property and casualty insurance and reinsurance risks through teams of experienced and technically qualified underwriters. We define specialty insurance and reinsurance as those lines of business that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. We are using our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also to underwrite some European risks. We are also writing specialty insurance and reinsurance in the United States on an admitted basis through our subsidiary, Quanta Indemnity Company, which is a U.S. licensed insurer with licenses in 45 states and is an accredited reinsurer in Washington, D.C. Further, we write specialty insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines Insurance Company. Since the last quarter of 2004 we are underwriting European Union sourced specialty insurance and reinsurance business through Quanta Europe, our Irish subsidiary located in Dublin, Ireland, which is the headquarters of our European business. We are also underwriting through Syndicate 4000 at Lloyd's in London. Since February 2005 we are serving our London-based clients for European insurance and reinsurance business through our Quanta Europe branch in London.

We acquired Environmental Strategies Corporation, known as ESC, on September 3, 2003. ESC is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provides risk assessment and technical services support to our environmental underwriters. We have also established Quanta Technical Services, which we use to provide risk assessment and evaluation technical services in our other specialty lines of insurance and to third parties on a fee basis. Through Quanta Technical Services and its subsidiaries, we also provide liability assumption programs under which these subsidiaries assume specified liabilities (which may, at times, include taking title to property) associated with environmental conditions in properties and agree to provide technical services and to perform the required remediation services. During the second quarter of 2005, we assumed a liability assumption program in Buffalo for which estimated liabilities of approximately $14 million have been recorded, as of June 30, 2005.

We only started writing insurance and reinsurance contracts in the fourth quarter of 2003 and caution you that, because of our limited operating history, our financial information is not indicative of the actual results that we expect to achieve in future periods. This report does contain our second quarter to quarter comparison of our business in 2004 and 2005 and, in general, reveals that our insurance business has grown and the insurance segment has become a bigger proportion of our business in the second quarter of 2005 as compared to the second quarter of 2004. We expect that this trend will continue throughout 2005. This trend is not expected to occur evenly during the quarters as the reinsurance business has traditionally been more concentrated in the first and third quarter.

We generated approximately $127.4 million and $270.2 million of net premiums written after premiums ceded on purchased reinsurance protection and $105.0 million and $196.5 million of net premiums earned during the three months and six months ended June 30, 2005. This compares to approximately $114.1 million and $226.5 million of net premiums written and $56.9 million and $84.1 million of net premiums earned during the three months and six months ended June 30, 2004. During the three months ended June 30, 2005, we restructured our reinsurance protection programs related to our specialty insurance business. The restructure involved the commutation of our 2004 reinsurance treaty protection, which was ceded on an excess of loss basis, in two of our product lines, Professional Liability and Fidelity. The unexpired portions of this business were then transferred, effective April 1, 2005, into our 2005 reinsurance treaty, which is ceded on a proportional quota share basis. The combination of the commutation and portfolio transfer generated net ceded earned premiums of $0.3 million in the second quarter of 2005. We believe this new reinsurance structure for the 2004 treaty year in our Professional and Fidelity lines will provide economic benefits through loss recoveries and ceding commission income. During the three months ended June 30, 2005, we also purchased retrocessional protection in our specialty reinsurance property product line segment which is intended to limit our net loss exposures to catastrophe windstorm events. This purchase resulted in approximately $7.0 million of premium ceded.

The primary drivers of growth in our lines of business and net written premiums are the continued development of our relationships with important insurance and reinsurance brokers, the development of specialty insurance lines of business, including Syndicate 4000, and our success during the January 2005 renewal season in the reinsurance industry. Our specialty insurance segment demonstrated continued premium growth during the six months ended June 30, 2005 and our Lloyd's segment increased its underwriting specialty insurance business following receipt of regulatory approvals during the fourth quarter of 2004. Our specialty insurance and Lloyd's segment, taken together, continue to become increasingly significant contributors to our overall business and represented approximately 59.1% of our total gross premiums written in the six months ended June 30, 2005 compared to 41.7% in the six months ended June 30, 2004. We believe that our net premiums written and net premiums earned will increase as we further develop our current businesses.

In addition, we believe that our portfolio is not yet fully diversified either among classes of risks or source of origination. For example, during the six months ended June 30, 2005, we grew our residential builders' and contractors' program, which we refer to as the HBW program, that accounted for approximately 58.1% of our specialty insurance segment gross written premium. We expect that this concentration will remain significant through the remainder of 2005. In addition, the HBW program and the other insurance programs we write, accounted for 58.9 % of our specialty insurance segment gross written premium in the six months ended June 30, 2005. We expect that the other insurance programs we write will have increasing gross written premium through the remainder of 2005 and that the concentration of our programs business in our specialty insurance segment will continue to be significant. As described below, our specialty reinsurance segment showed significant concentrations across certain risk classes. In addition, our specialty reinsurance segment generated approximately 46.8%, 18.8% and 12.7% of its gross written premiums through three brokers. We expect, but cannot assure you, that our portfolio will continue to diversify through 2005.

A number of insurance companies have been subpoenaed by regulators in connection with investigations relating to business and accounting practices in the insurance industry. To date, we have not been served any subpoenas. We have received, and have responded to, inquiries from the North Carolina Department of Insurance, the Colorado Department of Insurance and Lloyd's. From January 1, 2004 to September 30, 2004 we were party to placement service agreements, known as PSAs and market service agreements, known as MSAs, with Aon Corporation and Marsh Inc. and have paid a total of $31,000 under these agreements as of June 30, 2005. We have accrued approximately $1.1 million in addition to the amount we have already paid under these agreements. At this time, it is not possible for us to determine the impact of any outcome of these investigations on our future results of operations. In addition, we do not know what the ramifications of the brokers' stated intent to formulate a different commission structure will be on our future results of operations, financial condition or liquidity as brokers seek our participation in this commission structure.

With respect to market conditions, we believe that premium rates have remained largely unchanged in our specialty insurance and reinsurance segments other than in certain market niches including primary commercial property and professional liability. In the professional liability insurance market, we believe that the rate for commercial directors and officers liability insurance remains competitive and that rates continue to drift downward. In addition, we have seen rate reductions in Europe in professional liability. In the reinsurance market place, we are generally seeing disciplined underwriting by our major competitors. We have seen some rate deterioration in property and casualty reinsurance as a result of the pricing declines in some sectors of the direct insurance marketplace. However, given the substantial price increases seen in the commercial property and casualty markets over the last few years, we continue to believe that current price levels will continue an acceptable underwriting profit. We will continue to seek opportunities to provide insurance and reinsurance in areas that require both capacity and highly technical underwriting expertise.

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

The determination of these reportable segments reflects how we manage and monitor the performance of our insurance and reinsurance operations and may change from time to time. We refer to the specialty insurance, specialty reinsurance and Lloyd's segments as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment.

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

Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2005 and 2004.

Three months ended June 30, 2005 and 2004

Results of operations for the three months ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	($ in thousands)
Revenues
Gross premiums written	$168,548	$134,971
Net premiums written	$127,364	$114,063
Net premiums earned	$105,009	$56,855
Technical services revenues	7,176	8,346
Net investment income	6,187	3,318
Net realized gains (losses) on investments	862	(827)
Net foreign exchange gains (losses)	88	(96)
Other income	3,068	235
Total revenues	122,390	67,831
Expenses
Net losses and loss expenses	(62,519)	(32,325)
Acquisition expenses	(19,243)	(12,837)
Direct technical services costs	(5,999)	(5,827)
General and administrative expenses	(23,976)	(14,577)
Interest expense	(944)	—
Depreciation and amortization of intangible assets	(959)	(450)
Total expenses	(113,640)	(66,016)

Income before income taxes	8,750	1,815

Income taxes	220	—
Net income	$8,530	$1,815

Revenues.

Substantially all of our revenues were generated by our underwriting subsidiaries in Bermuda, the U.S and Europe. Technical services revenues were derived from the operations of ESC.

Premiums.    Gross premiums written were $168.5 million for the three months ended June 30, 2005, an increase of $33.5 million, or 24.9%, compared to $135.0 million for the three months ended June 30, 2004. The increase of $33.5 million in gross premiums written reflects the continued growth of our specialty lines of business and the contribution of our Lloyd's segment.

We expect during 2005 that our insurance gross and net premiums written will continue to grow and that our Lloyd's segment will become a more significant contributor as we focus on continuing to execute our business strategy.

Gross premiums ceded were $41.2 million for the three months ended June 30, 2005 an increase of $20.3 million compared to $20.9 million for the three months ended June 30, 2004. The increase in gross premiums ceded primarily reflects the growth in gross written premiums and the $7.0 million in retrocessional protection purchased in our specialty reinsurance property product line segment which is intended to limit our net loss exposures to catastrophe windstorm events. The increase of gross premiums ceded is attributable to a lesser extent to the development of our restructured reinsurance program for our specialty lines.

Net premiums earned were $105.0 million for the three months ended June 30, 2005 an increase of $48.1 million, or 84.7%, compared to $56.9 million for the three months ended June 30, 2004 reflecting the growth in premiums written in current and prior periods. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts and as our existing portfolios mature. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net written premiums that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $273.7 million at June 30, 2005 and will be earned and recognized in our results of operations in future periods. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003 and because our Lloyd's segment commenced operations in December 2004, we believe that our net premiums earned are not yet representative of a fully developed and diversified portfolio of insurance and reinsurance contracts.

Technical services revenues.    Technical services revenues were $7.2 million for the three months ended June 30, 2005 a decrease of $1.1 million, or 14.0%, compared to $8.3 million for the three months ended June 30, 2004. This decrease reflects the impact several non-recurring environmental remediation projects that occurred in 2004. Technical services revenues of $7.2 million for the three months ended June 30, 2005 consisted of $3.6 million from direct labor and $3.6 million from subcontractor related activities.

Net investment income and net realized gains (losses).    Net investment income and net realized gains (losses) totaled $7.0 million for the three months ended June 30, 2005 an increase of $4.5 million compared to $2.5 million for the three months ended June 30, 2004. The increase is primarily due to an increase in net investment income of $2.8 million because of our larger amount of invested assets and rises in market interest rates. The increase is also due to higher net realized gains of $1.7 million.

Net investment income was $6.2 million for the three months ended June 30, 2005 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.4% for the three months ended June 30, 2005 compared to 2.7% for the three months ended June 30, 2004. Net realized gains of $0.9 million were generated primarily from the sale of foreign currency forward contracts and fixed maturity securities as we sought to manage our foreign currency exposures, total investment returns and the duration of our investment portfolios.

As of June 30, 2005, the average duration of our investment portfolio was approximately 2.3 years with an average credit rating of approximately "AA+".

Other income.    Other income was $3.1 million for the three months ended June 30, 2005 as compared to $0.2 million for the three months ended June 30, 2004. Other income includes remediation fees and other amounts relating to assumed environmental liability programs of $1.8 million and amounts recognized on non-traditional insurance and reinsurance contracts of $0.8 million. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $62.5 million for the three months ended June 30, 2005 an increase of $30.2 million compared to $32.3 million for the three months ended June 30, 2004. The increase in net losses and loss expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios continue to mature. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses during the three months ended June 30, 2005 are reported loss estimates, including adverse development of $2.6 million related to contracts of reinsurance insuring claims arising from the 2004 hurricanes Charley, Frances, Ivan and Jeanne and adverse development of $2.5 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, which is covered by an insurance contract issued by our environmental liability product line. Our estimate of our exposure to ultimate claim costs from these reported losses is based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with cedants and brokers. The actual amount of losses from reported events may vary significantly from our estimates. As of June 30, 2005, we have received a limited amount of significant reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 59.5% for the three months ended June 30, 2005 an increase of 2.6% compared to a total net loss ratio of 56.9% for the three months ended June 30, 2004. The increase in the total net loss ratio is partially due to the adverse development related to the ruptured oil pipeline in California and to the hurricanes. This increase is offset by an increase in ceded losses that we are recovering on our specialty insurance segment's reinsurance treaties. Changes in our net loss ratios are not unexpected because we are still in the early development stages of our underwriting portfolios and as such we expect that our net loss ratios may continue to be volatile.

Acquisition expenses.    Acquisition expenses were $19.2 million for the three months ended June 30, 2005 an increase of $6.4 million, or 49.9%, compared to $12.8 million for the three months ended June 30, 2004. The increase in acquisition expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the three months ended June 30, 2005 was 18.3% a decrease of 4.3% compared to our acquisition cost ratio of 22.6% for the three months ended June 30, 2004. The decrease is due to the fact that we are paying less fronting costs on our specialty insurance lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business, ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties and lower commissions payable on our HBW program because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of June 30, 2005, $45.5 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct technical services costs.    Direct technical services costs were $6.0 million for the three months ended June 30, 2005 an increase of $0.2 million, or 3.0%, compared to $5.8 million for the three months ended June 30, 2004 and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues, was approximately 83.6% for the three months ended June 30, 2005, an increase of 13.8% compared to 69.8% for the three months ended June 30, 2004. The increase in direct technical services costs as a percentage of revenues was attributable to increased direct labor expenses during the period.

General and administrative expenses.    General and administrative expenses were $24.0 million for the three months ended June 30, 2005 an increase of $9.4 million, or 64.5%, compared to $14.6 million for the three months ended June 30, 2004 and were comprised of $14.5 million of personnel related expenses and $9.5 million of other general and administrative expenses. The increase in general and administrative expenses is due primarily to an increase in the number of employees as we grew our lines of business, especially in Europe, and to a lesser extent by increases in auditing, Sarbanes-Oxley Section 404 compliance and information technology development. General and administrative expenses include $22.1 million related to our underwriting segment, including $0.8 million of expenses charged by our technical services segment for information management services provided, and $2.7 million of expenses related to our technical services segment.

Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 17.4% for the three months ended June 30, 2005 an increase of 6.2% compared to 11.2% for the three months ended June 30, 2004 due to the additional number of employees hired and development of our infrastructure as we grew our lines of business in the first quarter of 2005.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $1.0 million for the three months ended June 30, 2005 an increase of $0.5 million compared to $0.5 million for the three months ended June 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization is due to the purchase of additional fixed assets throughout 2004 as we grew our lines of business.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended June 30, 2005, the net valuation allowance reduced by approximately $0.6 million, to $14.4 million.

Six months ended June 30, 2005 and 2004

Results of operations for the six months ended June 30, 2005 and 2004 were as follows:

	Six months ended June 30, 2005	Six months ended June 30, 2004
	($ in thousands)
Revenues
Gross premiums written	$341,274	$253,700
Net premiums written	$270,241	$226,518
Net premiums earned	$196,494	$84,090
Technical services revenues	14,327	14,853
Net investment income	11,412	6,553
Net realized gains on investments	379	368
Net foreign exchange (losses) gains	(24)	128
Other income	4,755	426
Total revenues	227,343	106,418
Expenses
Net losses and loss expenses	(120,015)	(48,220)
Acquisition expenses	(39,720)	(19,454)
Direct technical services costs	(10,860)	(10,211)
General and administrative expenses	(44,847)	(30,406)
Interest expense	(1,771)	—
Depreciation and amortization of intangible assets	(1,801)	(837)
Total expenses	(219,014)	(109,128)

Income (loss) before income taxes	8,329	(2,710)

Income taxes	442	—
Net income (loss)	$7,887	$(2,710)

Revenues.

Substantially all of our revenues were generated by our underwriting subsidiaries in Bermuda, the U.S and Europe. Technical services revenues were derived from the operations of ESC.

Premiums.    Gross premiums written were $341.3 million for the six months ended June 30, 2005, an increase of $87.6 million, or 34.5%, compared to $253.7 million for the six months ended June 30, 2004. The increase of $87.6 million in gross premiums written reflects the continued growth of our specialty lines of business, the contribution of our Lloyd's segment and a solid January 2005 renewal season for our specialty reinsurance segment.

We expect during 2005 that our insurance and reinsurance gross and net premiums written will continue to grow and that our Lloyd's segment will become a more significant contributor as we focus on continuing to execute our business strategy.

Gross premiums ceded were $71.0 million for the six months ended June 30, 2005 an increase of $43.8 million compared to $27.2 million for the six months ended June 30, 2004. The increase in gross premiums ceded reflects the increase in our gross premiums written and the reinsurance treaties that we have entered into for our product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business.

Net premiums earned were $196.5 million for the six months ended June 30, 2005 an increase of $112.4 million, or 133.7%, compared to $84.1 million for the six months ended June 30, 2004 reflecting the earning of premiums on contracts written during the six months ended June 30, 2005 and during the year ended December 31, 2004. We expect that our net premiums earned will increase in future periods as we enter into more insurance and reinsurance contracts and as our existing portfolios mature. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months.

Technical services revenues.    Technical services revenues were $14.3 million for the six months ended June 30, 2005 a decrease of $0.6 million, or 3.5%, compared to $14.9 million for the six months ended June 30, 2004. This decrease was due to fewer non-recurring projects during 2005. Technical services revenues of $14.3 million for the six months ended June 30, 2005 consisted of $7.6 million from direct labor and $6.7 million from subcontractor related activities.

Net investment income and net realized gains.    Net investment income and net realized gains totaled $11.8 million for the six months ended June 30, 2005 an increase of $4.9 million, or 70.4%, compared to $6.9 million for the six months ended June 30, 2004. The increase of $4.9 million is attributable to the larger amount of invested assets and to a lesser extent by increases in interest rates.

Net investment income was $11.4 million for the six months ended June 30, 2005 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.3% for the six months ended June 30, 2005. Net realized gains of $0.4 million were generated primarily from the sale of foreign currency forward contracts and fixed maturity securities as we sought to manage our foreign currency exposure, total investment returns and the duration of our investment portfolios.

Other income.    Other income was $4.8 million for the six months ended June 30, 2005 and includes remediation fees and other amounts relating to assumed environmental liabilities programs of $1.9 million and amounts recognized on non-traditional insurance and reinsurance contracts of $1.8 million. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $120.0 million for the six months ended June 30, 2005 an increase of $71.8 million compared to $48.2 million for the six months ended June 30, 2004. The increase in net losses and loss expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios continue to mature. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses during the six months ended June 30, 2005 are reported loss estimates, including $7.4 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line, and adverse development of $3.6 million related to contracts of reinsurance insuring claims arising from the 2004 hurricanes Charley, Frances, Ivan and Jeanne.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 61.1% for the six months ended June 30, 2005 an increase of 3.8% compared to a total net loss ratio of 57.3% for the six months ended June 30, 2004. The increase in the total net loss ratio is due primarily to the ruptured oil pipeline in California and the adverse development related to the hurricanes, which are in part offset by an increase in ceded losses that we are recovering on our specialty insurance segment's reinsurance treaties. Changes in our net loss ratios are not unexpected because we are still in the early development stages of our underwriting portfolios and as such we expect that our net loss ratios may continue to be volatile.

Acquisition expenses.    Acquisition expenses were $39.7 million for the six months ended June 30, 2005 an increase of $20.3 million, or 104.2%, compared to $19.5 million for the six months ended June 30, 2004. The increase in acquisition expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the six months ended June 30, 2005 was 20.2% a decrease of 2.9% compared to our acquisition cost ratio of 23.1% for the six months ended June 30, 2004. The decrease is due to the fact that we are paying less fronting costs on our specialty insurance lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business, to ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties and lower commissions payable on our HBW program as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio.

Direct technical services costs.    Direct technical services costs were $10.9 million for the six months ended June 30, 2005 an increase of $0.7 million, or 6.4%, compared to $10.2 million for the six months ended June 30, 2004 and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues, was approximately 75.8% for the three months ended June 30, 2005, an increase of 7.1% compared to 68.7% for the six months ended June 30, 2004. The increase in direct technical services costs as a percentage of revenues was primarily due to the increased direct labor costs during the period.

General and administrative expenses.    General and administrative expenses were $44.8 million for the six months ended June 30, 2005 an increase of $14.4 million, or 47.5%, compared to $30.4 million for the six months ended June 30, 2004 and were comprised of $27.9 million of personnel related expenses and $16.9 million of other general and administrative expenses. The increase in general and administrative expenses is due primarily to an increase in the number of employees, especially in Europe, as we grew our lines of business and to a lesser extent the build out of our infrastructure and Sarbanes-Oxley Section 404 compliance costs. General and administrative expenses include $41.3 million related to our underwriting segment, including $1.7 million of expenses charged by our technical services segment for information management services provided, and $5.2 million of expenses related to our technical services segment.

Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 15.3% for the six months ended June 30, 2005 an increase of 3.5% compared to 11.8% for the six months ended June 30, 2004 due to the additional number of employees hired and development of our infrastructure as we grew our lines of business.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $1.8 million for the six months ended June 30, 2005 an increase of $1.0 million compared to $0.8 million for the six months ended June 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization is due to the purchase of additional fixed assets throughout 2004 as we grew our lines of business.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the six months ended June 30, 2005, the net valuation allowance was approximately $1.1 million.

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

Three months ended June 30, 2005 and 2004

The following table summarizes our net underwriting results and profitability measures for our segments for the three months ended June 30, 2005 and 2004:

Specialty insurance

	Three months ended June 30, 2005	Three months ended June 30, 2004	Change
	($ in thousands)
Gross premiums written	$89,091	$67,840	$21,251
Premiums ceded	(27,420)	(20,908)	(6,512)
Net premiums written	$61,671	$46,932	$14,739
Net premiums earned	$43,400	$17,623	$25,777
Other income	575	—	575
Net losses and loss expenses	(23,974)	(8,839)	(15,135)
Acquisition expenses	(6,112)	(4,337)	(1,775)
General and administrative expenses	(11,383)	(7,396)	(3,987)
Net underwriting income (loss)	$2,506	$(2,949)	$5,455
Ratios:
Loss and loss expense ratio	55.2%	50.2%	5.0%
Acquisition expense ratio	14.1%	24.6%	(10.5)%
General and administrative expense ratio	18.5%	15.8%	2.7%
Combined ratio	87.8%	90.6%	(2.8)%

Premiums.    Gross and net written premiums were $89.1 million and $61.7 million for the three months ended June 30, 2005 compared to $67.8 million and $46.9 million for the three months ended June 30, 2004. The increase in our specialty insurance segment's gross and net premiums written was due primarily to growth in U.S. insurance business as we grew from our start-up phase into a more recognized insurer. The increase reflects our increasing participation in the insurance marketplace and development of our insurance portfolios.

The table below shows gross written premiums by product line for the three months ended June 30, 2005 and 2004 whether written on a traditional insurance, programs or structured basis:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	($ in thousands)
Technical risk property	$53,081	$45,497
Professional liability	18,186	10,872
Environmental liability	9,737	7,995
Fidelity and crime	3,657	2,920
Surety	2,763	556
Trade credit and political risk	1,564	—
Other	103	—
Total	$89,091	$67,840

During the three months ended June 30, 2005 we continued to write, in our technical risk property product line, the HBW program, which accounted for approximately $47.7 million, or 89.9%, of the technical risk property line of business and 53.3% of total specialty insurance segment gross written premiums in the three months ended June 30, 2005. The policies in the program are underwritten through a third party agent that we believe is an established specialist in this technical field. We expect that this program will continue to contribute substantial net written premiums during the remainder of 2005 and that we will experience further growth and diversification in our other specialty insurance lines of business.

Approximately 53.3% of our specialty insurance segment gross written premiums of $89.1 million were generated through our HBW program. The remaining 46.7% of our specialty insurance segment gross written premiums were generated through a significant number of brokers, none of which accounted for more than 10% of our total specialty insurance segment gross written premiums.

Ceded premiums were $27.4 million during the three months ended June 30, 2005 an increase of $6.5 million compared to $20.9 million for the three months ended June 30, 2004. The increase in ceded premiums reflects the increase in our gross written premiums and the reinsurance treaties that we have entered into for our specialty insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned during the three months ended June 30, 2005 were $61.7 million representing the earning and amortization of premiums written and ceded during the year ended December 31, 2004 and the six months ended June 30, 2005.

Other income.    Other income was $0.6 million for the three months ended June 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Net losses and loss expenses.    Net losses and loss expenses were $24.0 million for the three months ended June 30, 2005 an increase of $15.2 million compared to $8.8 million for the three months ended June 30, 2004. The increase of $15.2 million in net losses and loss expenses incurred was due to the growth in the number of insurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. Included in our expected ultimate losses during the three months ended June 30, 2005 is $2.5 million of adverse development for damages from a ruptured oil pipeline in California that occurred during the first quarter of 2005, which was covered by an insurance contract issued by our environmental liability product line, and two claims resulting from fires under contracts of insurance issued by our technical risk property line.

Our loss ratio was 55.2% for the three months ended June 30, 2005 compared to 50.2% for the three months ended June 30, 2004. The increase in our specialty insurance loss ratio is due, in part, to the environmental adverse development and the two claims related to fires described above, which are in part offset by an increase in ceded losses that we are recovering on our specialty insurance segment's reinsurance treaties. We have received a limited number of other less significant loss notifications in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    Acquisition expenses were $6.1 million for the three months ended June 30, 2005 an increase of $1.8 million compared to $4.3 million for the three months ended June 30, 2004. The increase of $1.8 million in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 14.1% for the three months ended June 30, 2005 a decrease of 10.5% compared to 24.6% for the three months ended June 30, 2004. The reduction in our acquisition expense ratio in the specialty insurance segment is due to the fact that we are paying less fronting costs because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our insurance business, acquisition costs on our technical risk property contracts, including the HBW program described above, being lower during the three months ended June 30, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. The reduction in our acquisition expense ratio is also due to ceding commission income that we are earning on the reinsurance treaties that we have entered into for each of our specialty insurance product lines.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $11.4 million for the three months ended June 30, 2005 an increase of $4.0 million compared to $7.4 million for the three months ended June 30, 2004. The increase in our general and administrative expense ratio was due to the additional number of employees hired throughout 2004 and 2005 and the continued build out of our infrastructure as we grew our specialty insurance lines of business.

As a result, our general and administrative expense ratio increased to 18.5% of net premiums written for the three months ended June 30, 2005 compared to 15.8% for the three months ended June 30, 2004.

Specialty reinsurance

	Three months ended June 30, 2005	Three months ended June 30, 2004	Change
	($ in thousands)
Gross premiums written	$54,791	$67,131	$(12,340)
Premiums ceded	(10,050)	—	(10,050)
Net premiums written	$44,741	$67,131	$(22,390)
Net premiums earned	$53,761	$39,232	$14,529
Other income	758	—	758
Net losses and loss expenses	(34,452)	(23,486)	(10,966)
Acquisition expenses	(12,189)	(8,500)	(3,689)
General and administrative expenses	(6,404)	(5,381)	(1,023)
Net underwriting income (loss)	$1,474	$1,865	$(391)
Ratios:
Loss and loss expense ratio	64.1%	59.9%	4.2%
Acquisition expense ratio	22.7%	21.7%	1.0%
General and administrative expense ratio	14.3%	8.0%	6.3%
Combined ratio	101.1%	89.6%	11.5%

Premiums.    Gross and net premiums written were $54.8 million and $44.7 million for the three months ended June 30, 2005 compared to $67.1 million of gross and net premiums for the three months ended June 30, 2004. The decrease in our specialty reinsurance segment's gross and net written premiums is consistent with our strategy to grow our specialty insurance lines of business. In addition, during the three months ended June 30, 2005 our net premiums written have decreased following the purchase of $7.0 million of ceded reinsurance protection by our specialty reinsurance property product line in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to catastophe windstorm and earthquake events. These reinsurance treaties provide us with reinsurance protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business.

The table below shows gross written premiums by product line whether written on a traditional reinsurance, programs or structured basis:

	Three months ended June 30, 2005	Three months ended June 30, 2004
	($ in thousands)
Property	$20,973	$33,109
Casualty	21,221	25,083
Marine, technical risk and aviation	12,597	8,484
Structured reinsurance	—	455
Total	$54,791	$67,131

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Gross premiums written and ceded premiums are earned over the period of each insured risk. We expect to purchase additional reinsurance treaties during the second half of 2005 in order to further limit our net loss exposures to property catastrophe risks.

Net premiums earned of $53.8 million reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the six months ended June 30, 2005.

Other income.    Other income was $0.8 million for the three months ended June 30, 2005 and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Net losses and loss expenses.    Net losses and loss expenses were $34.5 million for the three months ended June 30, 2005 an increase of $11.0 million compared to $23.5 million for the three months ended June 30, 2004. This increase was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. Included in our expected ultimate losses for the three months ended June 30, 2005, is adverse development of $2.6 million related to our loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. The actual amount of losses from the hurricanes may vary significantly from the estimate.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 64.1% for the three months ended June 30, 2005 an increase of 4.2% compared to 59.9% for the three months ended June 30, 2004. The increase in our total net loss ratio primarily reflects the adverse development on the hurricane claims discussed above. We expect during the second half of 2005 to enter into further reinsurance treaties in our property reinsurance line of business to reduce the potential impact to our total net loss ratio from catastrophic events of similar magnitude as we experienced in the second half of 2004.

Acquisition expenses.    Acquisition expenses were $12.2 million for the three months ended June 30, 2005 an increase of $3.7 million compared to $8.5 million for the three months ended June 30, 2004. The increase in acquisition expenses was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions. Our acquisition expense ratio was 22.7% for the three months ended June 30, 2005 an increase of 1.0% compared to 21.7% for the three months ended June 30, 2004. This increase is primarily due to changes in our mix of business and the type and nature of contracts written.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $6.4 million for the three months ended June 30, 2005, an increase of $1.0 million compared to $5.4 million for the three months ended June 30, 2004. Our general and administrative expense ratio was 14.3% of net premiums written for the three months ended June 30, 2005 an increase of 6.3% compared to 8.0% for the three months ended June 30, 2004 and was primarily due to the decrease in our net premiums written.

Lloyd's

We did not commence writing business at our Lloyd's Syndicate 4000 until the fourth quarter of 2004 and accordingly there is no comparative review of the three months ended June 30, 2005 to the three months ended June 30, 2004.

Three months ended June 30, 2005
($ in thousands)
Gross premiums written	$24,666
Premiums ceded	(3,714)
Net premiums written	$20,952
Net premiums earned	$7,848
Net losses and loss expenses	(4,180)
Acquisition expenses	(942)
General and administrative expenses	(4,312)
Net underwriting loss	$(1,586)
Ratios:
Loss and loss expense ratio	53.3%
Acquisition expense ratio	12.0%
General and administrative expense ratio	20.6%
Combined ratio	85.9%

Premiums.    We commenced underwriting specialty insurance lines at Syndicate 4000 at Lloyd's in December 2004. Gross and net written premiums were $24.7 million and $21.0 million for the three months ended June 30, 2005 and represented professional liability insurance business. We expect that our gross and net premiums written will increase in future periods as we continue to grow our Syndicate 4000 at Lloyd's and enter into additional insurance contracts.

Net premiums earned in the three months ended June 30, 2005 were $7.8 million and reflect the earning of premiums on contracts written during the six months ended June 30, 2005 and during the year ended December 31, 2004. We expect that our net premiums earned will increase in future periods as Syndicate 4000 at Lloyd's continues to grow and enters into additional insurance contracts.

Losses and loss expenses.    Net losses and loss expenses incurred were $4.2 million for the three months ended June 30, 2005 and reflect a loss and loss expense ratio (calculated as losses and loss expenses incurred divided by net premium earned) of 53.3%. For the three months ended June 30, 2005, given the segment's limited operating history and historical claims experience, we continued to adopt an expected loss ratio methodology to estimate our ultimate cost of losses. As of June 30, 2005, we had not received any notifications of significant reported losses that were covered under Syndicate 4000's insurance contracts. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    Acquisition expenses were $0.9 million for the three months ended June 30, 2005 and reflect an acquisition expense ratio of 12.0% and were a function of the number and type of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage expenses.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $4.3 million, or 20.6%, of net premiums written for the three months ended June 30, 2005 and were largely comprised of employee and other Lloyd's and corporate related expenses. We expect our general and administrative expense ratio to decrease during the remainder of 2005 as we continue to expand our Lloyd's business and increase our net premiums written.

Technical services

Three months ended June 30, 2005 and 2004

	Three months ended June 30, 2005	Three months ended June 30, 2004	Change
	($ in thousands)
Technical services revenues	$8,085	$8,841	$(756)
Other income	1,794	118	1,676
Direct technical services costs	(5,999)	(5,827)	(172)
General and administrative expenses	(2,699)	(2,295)	(404)
Net technical services income	$1,181	$837	$344

Technical services revenues.    Technical services revenues were $8.1 million for the three months ended June 30, 2005, a decrease of $0.7 million, or 8.6%, compared to $8.8 million for the three months ended June 30, 2004. The decrease of $0.7 million in technical services revenues is attributable to decrease in subcontractor revenue which is a result of fewer non-recurring environmental remediation projects in 2005.

Other income.    Other income was $1.8 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. Other income was generated from our environmental liability assumption programs and primarily from a new project in Buffalo, New York, under which we assume specified environmental liabilities. This income represents fees, reimbursements and other remediation amounts relating to the services performed.

Direct technical services costs.    Direct technical services costs were $6.0 million for the three months ended June 30, 2005, an increase of $0.2 million, or 3.0%, compared to $5.8 million for the three months ended June 30, 2004. The increase in direct technical services costs was primarily attributable to increased direct labor expenses which resulted from an increase in the number, and change in the scope and nature of, remediation projects undertaken during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Direct technical services costs, as a percentage of revenue was 74.2% for the three months ended June 30, 2005 compared to 65.9% for the three months ended June 30, 2004. The increase in direct technical services costs as a percentage of revenues was attributable to higher costs associated with environmental projects in 2005 as compared to 2004.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $2.7 million for the three months ended June 30, 2005 an increase of $0.4 million, or 17.6% compared to $2.3 million for the three months ended June 30, 2004. The increase is attributable to increased staffing levels, higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts and professional fees associated with the new environmental liability assumption program in Buffalo, New York.

Six months ended June 30, 2005 and 2004

The following table summarizes our net underwriting results and profitability measures for our segments for the six months ended June 30, 2005 and 2004:

Specialty insurance

	Six months ended June 30, 2005	Six months ended June 30, 2004	Change
	($ in thousands)
Gross premiums written	$160,752	$105,872	$54,880
Premiums ceded	(52,350)	(27,182)	(25,168)
Net premiums written	108,402	$78,690	$29,712

Net premiums earned	$78,835	$21,632	$57,203
Other income	829	--	829
Net losses and loss expenses	(50,631)	(11,014)	(39,617)
Acquisition expenses	(12,659)	(5,159)	(7,500)
General and administrative expenses	(21,111)	(16,045)	(5,066)
Net underwriting (loss) income	$(4,737)	$(10,586)	$5,849
Ratios:
Loss and loss expense ratio	64.2%	50.9%	13.3%
Acquisition expense ratio	16.1%	23.8%	(7.7)%
General and administrative expense ratio	19.5%	20.4%	(0.9)%
Combined ratio	99.8%	95.1%	4.7%

Premiums.     Gross and net written premiums were $160.8 million and $108.4 million for the six months ended June 30, 2005 compared to $105.9 million and $78.7 million for the six months ended June 30, 2004. The increase in our specialty insurance segment's gross and net premiums written was due primarily to growth in U.S. insurance business as we grew from our start-up phase into a more recognized insurer. The increase reflects our increasing participation in the insurance marketplace and development of our insurance portfolios.

The table below shows gross written premiums by product line for the six months ended June 30, 2005 and 2004 whether written on a traditional insurance, programs or structured basis:

	Six months ended June 30, 2005	Six months ended June 30, 2004
	($ in thousands)
Technical risk property	$101,603	$67,537
Professional liability	27,104	18,191
Environmental liability	15,579	15,077
Fidelity and crime	7,549	4,511
Surety	5,634	556
Trade credit and political risk	3,180	—
Other	103	—
Total	$160,752	$105,872

During the six months ended June 30, 2005 we continued to write, in our technical risk property product line, the HBW program, which accounted for approximately $93.4 million, or 92.0%, of the technical risk property line of business and 58.1% of total specialty insurance segment gross written premiums in the six months ended June 30, 2005. The policies in the program are underwritten through a third party agent that we believe is an established specialist in this technical field. We expect that this program will continue to contribute substantial net written premiums during the remainder of 2005 and that we will experience further growth and diversification in our other specialty insurance lines of business. Our HBW gross premiums written during the six months ended June 30, 2005 are summarized in the table below by specialty risk class.

($ in million)
Casualty	$79.0
Warranty	8.0
Property	6.4
Total	$93.4

Approximately 58.1% of our specialty insurance segment gross written premiums of $160.8 million were generated through our HBW program. The remaining 41.9% of our specialty insurance segment gross written premiums were generated through a significant number of brokers, none of which accounted for more than 10% of our total specialty insurance segment gross written premiums.

Ceded premiums were $52.4 million during the six months ended June 30, 2005, an increase of $25.2 million compared to $27.2 million for the six months ended June 30, 2004. The increase in ceded premiums reflects the increase in our gross written premiums and the reinsurance treaties that we have entered into for our specialty insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years. Net premiums earned during the six months ended June 30, 2005 were $78.8 million representing the earning and amortization of premiums written and ceded during the year ended December 31, 2004 and the six months ended June 30, 2005.

Other income.    Other income was $0.8 million for the six months ended June 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Net losses and loss expenses.    Net losses and loss expenses were $50.6 million for the six months ended June 30, 2005 an increase of $39.6 million compared to $11.0 million for the six months ended June 30, 2004. The increase of $39.6 million in net losses and loss expenses incurred was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. Included in our expected ultimate losses during the six months ended June 30, 2005 is $7.4 million related to damages from a ruptured oil pipeline in California which occurred during the first quarter of 2005 and that was covered by an insurance contract issued by our environmental liability product line.

Our loss ratio was 64.2% for the six months ended June 30, 2005 compared to 50.9% for the six months ended June 30, 2004. The increase in our specialty insurance loss ratio is due primarily to the environmental loss described above. We have received a limited number of other less significant loss notifications in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    Acquisition expenses were $12.7 million for the six months ended June 30, 2005 an increase of $7.5 million compared to $5.2 million for the six months ended June 30, 2004. The increase of $7.5 million in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 16.1% for the six months ended June 30, 2005 a decrease of 7.7% compared to 23.8% for the six months ended June 30, 2004. The reduction in our acquisition expense ratio in the specialty insurance segment is primarily due to the fact that we are paying less fronting costs because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our insurance business, to the acquisition costs on our HBW program, being lower during the six months ended June 30, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. The reduction in our acquisition expense ratio is also due to ceding commission income that we are earning on the reinsurance treaties that we have entered into for our specialty insurance product lines.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $21.1 million for the six months ended June 30, 2005, an increase of $5.1 million compared to $16.0 million for the six months ended June 30, 2004. The increase in our general and administrative expense ratio was due to the additional number of employees hired throughout 2004 as we grew our specialty insurance lines of business and developed our infrastructure.

Our general and administrative expense ratio was 19.5% of net premiums written for the six months ended June 30, 2005 a decrease of 0.9% compared to 20.4% for the six months ended June 30, 2004 and was due to the increase in our net premiums written.

Specialty reinsurance

	Six months ended June 30, 2005	Six months ended June 30, 2004	Change
	($ in thousands)
Gross premiums written	$139,563	$147,828	$(8,265)
Premiums ceded	(11,347)	—	(11,347)
Net premiums written	$128,216	$147,828	$(19,612)

Net premiums earned	$106,502	$62,458	$44,044
Other income	1,548	—	1,548
Net losses and loss expenses	(63,452)	(37,206)	(26,246)
Acquisition expenses	(25,787)	(14,295)	(11,492)
General and administrative expenses	(11,297)	(10,573)	(724)
Net underwriting income	$7,514	$384	$7,130
Ratios:
Loss and loss expense ratio	59.6%	59.6%	0.0%
Acquisition expense ratio	24.2%	22.9%	1.3%
General and administrative expense ratio	8.8%	7.2%	1.6%
Combined ratio	92.6%	89.7%	2.9%

Premiums.    Gross and net premiums written were $139.6 million and $128.2 million for the six months ended June 30, 2005 compared to $147.8 million of gross and net premiums for the six months ended June 30, 2004. The decrease in our specialty reinsurance segment's gross and net written premiums is consistent with our strategy to grow our specialty insurance lines of business. In addition, during the six months ended June 30, 2005 our net premiums written have decreased following the purchase of $11.3 million of ceded reinsurance protection, including $7.0 million in our specialty reinsurance property product line in order to limit our net loss exposures to windstorm and earthquake events. These reinsurance treaties provide us with reinsurance protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business.

The table below shows gross written premiums by product line whether written on a traditional reinsurance, programs or structured basis:

	Six months ended June 30, 2005	Six months ended June 30, 2004
	($ in thousands)
Property	$65,412	$78,174
Casualty	50,325	45,408
Marine, technical risk and aviation	23,826	23,890
Structured reinsurance	—	456
Total	$139,563	$147,828

Our property reinsurance gross premiums written during the six months ended June 30, 2005 are summarized in the table below by risk class.

Homeowners and commercial property	81.7%
Crop hail	18.3%
Total	100.0%

Our homeowners and commercial property risk class, which includes a single treaty covering property risks of small regional accounts throughout the U.S., accounted for approximately 81.7% of our total property reinsurance gross premiums written during the six months ended June 30, 2005. Our crop hail category covers crops throughout the U.S.

Our property premiums written include contracts written on excess of loss and quota share bases. Of our total property reinsurance gross premiums written for the six months ended June 30, 2005, 27.5% represents excess of loss contracts that we believe are exposed to losses from natural catastrophe events worldwide. The majority of our property quota share contracts are exposed to natural perils, including natural catastrophes.

Our casualty reinsurance gross premiums written during the six months ended June 30, 2005 are summarized in the table below by risk class.

Directors and officers' liability	35.2%
Other professional liability	13.0%
Other	51.8%
Total	100.0%

Our casualty reinsurance gross premiums written included in our "other" casualty category, was spread across 21 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the six months ended June 30, 2005.

Our marine, technical risk and aviation reinsurance gross premiums written during the six months ended June 30, 2005 are summarized in the table below by risk class.

Ocean marine	80.2%
Aviation	19.8%
Total	100.0%

Approximately 46.8%, 18.8% and 12.7% of our reinsurance segment gross written premiums were generated through Guy Carpenter & Company, Inc., Benfield Group and Rattner MacKenzie.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Ceded premiums were $11.3 million during the six months ended June 30, 2005 under the reinsurance treaties we purchased for our property and marine, technical risk and aviation product lines. Gross premiums written and ceded premiums are earned over the period of each insured risk. We expect to purchase additional reinsurance treaties during the second half of 2005 in order to further limit our net loss exposures to property catastrophe risks.

Net premiums earned of $106.5 million reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the six months ended June 30, 2005.

Other income.    Other income was $1.5 million for the six months ended June 30, 2005 and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

Net losses and loss expenses.    Net losses and loss expenses were $63.5 million for the six months ended June 30, 2005 an increase of $26.3 million compared to $37.2 million for the six months ended June 30, 2004. The increase of $26.3 million in net losses and loss expenses incurred was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. Included in our expected ultimate losses is adverse development of $3.6 million related to our loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Charley, Frances, Ivan and Jeanne. The actual amount of losses from the hurricanes may vary significantly from the estimate.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 59.6% for the six months ended June 30, 2005 and was constant with the six months ended June 30, 2004. We expect during the second half of 2005 to enter into reinsurance treaties in our property reinsurance line of business to further reduce the potential impact to our total net loss ratio from catastrophic events of similar magnitude as we experienced in the second half of 2004.

Acquisition expenses.    Acquisition expenses were $25.8 million for the six months ended June 30, 2005 an increase of $11.5 million compared to $14.3 million for the six months ended June 30, 2004. The increase in acquisition expenses was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 24.2% for the six months ended June 30, 2005, an increase of 1.3% compared to 22.9% for the six months ended June 30, 2004. The increase reflects certain contracts with higher commission rates that were written during the second and third quarters of 2004, particularly in our property reinsurance product line.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $11.3 million for the six months ended June 30, 2005 an increase of $0.7 million compared to $10.6 million for the six months ended June 30, 2004. Our general and administrative expense ratio was 8.8% of net premiums written for the six months ended June 30, 2005 an increase of 1.6% compared to 7.2% for the six months ended June 30, 2004 and was due to the decrease in our net premiums written.

Lloyd's

We did not commence writing business at our Lloyd's Syndicate 4000 until the fourth quarter of 2004 and accordingly there is no comparative review of the six months ended June 30, 2005 to the six months ended June 30, 2004.

Six months ended June 30, 2005
($ in thousands)
Gross premiums written	$40,959
Premiums ceded	(7,336)
Net premiums written	$33,623
Net premiums earned	$11,157
Net losses and loss expenses	(6,019)
Acquisition expenses	(1,274)
General and administrative expenses	(8,873)
Net underwriting loss	$(5,009)
Ratios:
Loss and loss expense ratio	53.9%
Acquisition expense ratio	11.4%
General and administrative expense ratio	26.4%
Combined ratio	91.7%

Premiums.    We commenced underwriting specialty insurance lines at Syndicate 4000 at Lloyd's in December 2004. Gross and net written premiums were $41.0 million and $33.6 million for the six months ended June 30, 2005 and represented professional liability insurance business. We expect that our gross and net premiums written will increase in future periods as we continue to grow our Syndicate 4000 at Lloyd's and enter into additional insurance contracts.

Net premiums earned in the six months ended June 30, 2005 were $11.2 million and reflect the earning of premiums on contracts written during the six months ended June 30, 2005 and during the year ended December 31, 2004. We expect that our gross and net premiums written and net premiums earned will increase in future periods as Syndicate 4000 at Lloyd's continues to grow and enters into additional insurance contracts.

Losses and loss expenses.    Net losses and loss expenses incurred were $6.0 million for the six months ended June 30, 2005 and reflect a loss and loss expense ratio (calculated as losses and loss expenses incurred divided by net premium earned) of 53.9%. For the six months ended June 30, 2005, given the segment's limited operating history and historical claims experience, we adopted an expected loss ratio methodology to estimate our ultimate cost of losses. As of June 30, 2005, we had not received any notifications of significant reported losses that were covered under Syndicate 4000's insurance contracts. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    Acquisition expenses were $1.3 million for the six months ended June 30, 2005 and reflect an acquisition expense ratio of 11.4% and were a function of the number and type of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage expenses.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $8.9 million, or 26.4%, of net premiums written for the six months ended June 30, 2005 and were largely comprised of employee and other Lloyd's and corporate related expenses. We expect our general and administrative expense ratio to decrease during the remainder of 2005 as we continue to expand our Lloyd's business and increase our net premiums written.

Technical services

Six months ended June 30, 2005 and 2004

	Six months ended June 30, 2005	Six months ended June 30, 2004	Change
	($ in thousands)
Technical services revenues	$16,085	$15,877	$208
Other income	1,917	277	1,640
Direct technical services costs	(10,860)	(10,211)	(649)
General and administrative expenses	(5,237)	(4,812)	(425)
Net technical services income	$1,905	$1,131	$774

Technical services revenues.    Technical services revenues were $16.1 million for the six months ended June 30, 2005, which is comparable to $15.9 million for the six months ended June 30, 2004.

Other income.    Other income was $1.9 million for the six months ended June 30, 2005 as compared to $0.3 million for the six months ended June 30, 2004. Other income was generated from our liability assumption programs and primarily from a new project in Buffalo, New York, under which we assume specified environmental liabilities. This income represents fees, reimbursements and other remediation amounts relating to the services performed.

Direct technical services costs.    Direct technical services costs were $10.9 million for the six months ended June 30, 2005, an increase of $0.7 million, or 6.4%, compared to $10.2 million for the six months ended June 30, 2004. The increase in direct technical services costs was primarily attributable to increased direct labor expenses which resulted from an increase in the number, and change in the scope and nature of, remediation projects undertaken during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Direct technical services costs, as a percentage of revenue was 67.5% for the six months ended June 30, 2005 compared to 64.3% for the six months ended June 30, 2004, reflecting a higher relative cost associated with our remediation projects in 2005.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $5.2 million for the six months ended June 30, 2005, an increase of $0.4 million, or 8.8% compared to $4.8 million for the six months ended June 30, 2004. The increase is attributable to increased staffing levels, higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts, and professional fees associated with the environmental liability assumption program in Buffalo, New York.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and technical services operations. As of June 30, 2005, we had operations in Bermuda, the U.S., Ireland and the U.K., including Syndicate 4000 at Lloyd's.

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

Financial condition

Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $675.0 million as of June 30, 2005 compared to $559.4 million at December 31, 2004. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company LLC, JP Morgan Investment Management Inc. and Loomis, Sayles & Company, L.P. Custodians of our externally managed investment portfolios are JP Morgan Chase Bank N.A. and Citibank N.A. As of June 30, 2005, all of the fixed maturity investments were investment grade, with a weighted average credit rating of "AA+" based on ratings assigned by S&P. Our cash and cash equivalents totaled $97.2 million as of June 30, 2005 compared to $75.3 million at December 31, 2004. The increase in our available-for-sale investments and cash and cash equivalents is primarily due to the growth in our premiums written during the six months ended June 30, 2005, the issuance of $21.6 million of Junior Subordinated Debentures, and $20.0 million proceeds from the sale of a mortality-risk-linked security, partially offset by claims notifications and associated loss payments we have made up to and including June 30, 2005. We expect that our fixed maturity investments and cash and cash equivalent balances will continue to increase during the second half of 2005 subject to continuing to pay loss and loss expenses related to reported claims, particularly those arising from the hurricane events during the third quarter of 2004.

Our insurance and reinsurance premiums receivable balances totaled $202.6 million as of June 30, 2005 compared to $146.8 million at December 31, 2004. The increase in premiums receivable reflects our growth across all specialty insurance and Lloyd's segments during the six months ended June 30, 2005 and the associated increase in the level of premiums written. Included in our premiums receivable are approximately $154.1 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of June 30, 2005, based on our review of the remaining balance of $48.5 million, which represents premiums installments that are currently due, there are no individually significant balances that are delinquent or uncollectible.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $45.5 million and $273.7 million, as of June 30, 2005 compared to $41.5 million and $200.5 million as of December 31, 2004. These increases are due to the growth in our premiums written during the six months ended June 30, 2005. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $222.7 million as of June 30, 2005 compared to $146.3 million as of December 31, 2004. The increase in our net loss and loss expense reserves reflects the growth in our business, the associated insured risks we assumed during the six months ended June 30, 2005 and include our estimate of remaining unpaid loss expenses totaling $9.5 million relating to hurricanes Charley, Frances, Ivan and Jeanne and $5.8 million relating to the environmental claim that we incurred during the six months ended June 30, 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. As of June 30, 2005 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our shareholders' equity was $437.2 million as of June 30, 2005 compared to $430.9 million as of December 31, 2004, reflecting an increase of $6.3 million that was primarily related to our net income of $7.9 million for the six months ended June 30, 2005, which was offset substantially by a net change in unrealized losses on our investment portfolios of $1.6 million during the six months ended June 30, 2005. As of June 30, 2005, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $14.4 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

Liquidity

Operating Cashflow

We generated net operating cash flow of approximately $124.3 million during the six months ended June 30, 2005, primarily related to premiums and investment income received and offset by general and administrative expenses paid. In addition, we also generated net proceeds from the issuance of Junior Subordinated Debentures of $19.6 million. During the same period, we invested net cash of $113.6 million in our investment assets and, as of June 30, 2005, had net cash and cash equivalent balances of $61.7 million. Included in our cash and cash equivalents and investments is $108.2 million that is held by Lloyd's to support our underwriting activities, $133.2 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $146.9 million that is pledged as collateral for letters of credit, $29.6 million that is on deposit with, or has been pledged to, U.S. state insurance departments and $42.9 million held in trust funds that are related to our deposit liabilities. Our cash flows from operations for the six months ended June 30, 2005 provided us with sufficient liquidity to meet operating cash requirements during that period.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties.

On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement, dated July 11, 2005, providing for a secured bank letter of credit facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. As of June 30, 2005, we had $146.9 million of secured letters of credit issued and outstanding under the facility. As of June 30, 2005, we have not made any borrowings under the revolving credit facility. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and the absence of material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers.

The credit agreement has certain financial covenants, including a leverage ratio (consolidated indebtedness to consolidated total capital) of not greater than 0.35 to 1, a minimum consolidated net worth of at least $301 million which shall be increased immediately following the last day of each fiscal quarter by an amount equal to 50% of the net income of the Company and its Subsidiaries and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The facility terminates on July 11, 2008. We may also enter into other credit facilities to support portions of our business.

On February 24, 2005, we participated in a private placement of $20.0 million of floating rate capital securities (the "Trust Preferred Securities") issued by Quanta Capital Statutory Trust II ("Quanta Trust II"), a subsidiary Delaware trust formed on February 24, 2004. The Trust Preferred Securities mature on June 15, 2035, are redeemable at our option at par beginning June 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") plus 350 basis points. Quanta Trust II used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $20.6 million of junior subordinated debt securities, due March 15, 2035, in the principal amount of $20.6 million issued by us (the "Trust II Debentures"). We are using the net proceeds of $19.6 million, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction, from the sale of the Trust II Debentures to Quanta Trust II for working capital purposes and to support the growth of our business.

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

We paid additional claims of $9.4 million during the first six months of 2005 relating to the environmental claim and the hurricane events of 2004. We expect that our cash requirements for the payment of these and other claims will be significant in future periods as we receive and settle claims, including those relating to these specific claims.

We are in the process of hiring additional employees in 2005 to complement the growth in our specialty insurance and reinsurance segments. As a result our general and administrative expenses for the six months ended June 30, 2005 are not fully representative of our expected infrastructure, system needs and employee base. We anticipate that our cash requirements for these expenses will increase in future periods as compared to the six months ended June 30, 2005.

We incurred capital expenditures of $2.4 million during the six months ended June 30, 2005 related primarily to the purchase and development of information technology assets. During the remainder of 2005, we expect capital expenditures principally relating to information systems, furniture and fixtures and leasehold improvements to be less than $10 million. We expect to fund these capital expenditures through cash provided by our operating activities.

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

Commitments

We have contractual obligations relating to commitments under the trust preferred securities and non-cancelable operating leases for property and office equipment described above under "Liquidity" as of June 30, 2005 as follows:

	Payments due by period
Contractual obligations ($000's)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$61,857	$—	$—	$—	$61,857
Interest on long-term debt obligations (1)	116,043	3,868	7,736	7,736	96,703
Operating lease obligations	43,050	4,677	8,493	6,342	23,538
Total	$220,950	$8,545	$16,229	$14,078	$182,098

(1)	The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at June 30, 2005 on the facility.

Off-balance sheet arrangements

Other than as described under "Liquidity" related to our Trust Preferred Securities offerings through the Quanta Capital Statutory Trust I ("Quanta Trust I") and Quanta Trust II (together "Quanta Trust I and II"), as of June 30, 2005, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuers of the Trust Preferred Securities and variable interest entities, since we are not the primary beneficiary of Quanta Trust I or II. As of June 30, 2005, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of $58.4 million from the sale of the Debentures to Quanta Trust I and II will be used for working capital purposes and to support the growth of our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under "Commitments." The Debentures are redeemable at the Company's option at par beginning March 15, 2010.

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

As described under "Liquidity" above we entered into a secured bank credit facility with a syndicate of lenders that allows us to provide to our insured clients up to $250 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of June 30, 2005, we had $146.9 million of secured letters of credit issued and outstanding under the facility.

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

Critical Accounting Policies and Estimates

Our management makes certain judgments, estimates and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in our condensed consolidated financial statements. If management uses different assumptions and estimates than it currently does, it could produce materially different estimates of the reported amounts. For a detailed discussion of our critical accounting policies, judgments, estimates and assumptions management uses please refer to the Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 30, 2005. There have been no significant changes in the application of our critical accounting policies and estimates subsequent to December 31, 2004.

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

During the three and six months ended June 30, 2005, we recognized in "other income" $0.8 million and $1.8 million of fees and revenues relating to non-traditional contracts which we accounted for using the deposit method. If these contracts transferred risk as determined by Statement of Financial Accounting Standards ("SFAS") No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", gross premium relating to these contracts would total approximately $27.2 million and $55.2 million in the three and six months ended June 30, 2005.

Of the $0.8 million and $1.8 million recognized, $0.1 million and $0.3 million of other income recognized during the three and six months ended June 30, 2005, relates to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company which meets our definition of a non-traditional contract. In the fourth quarter of 2004, under this contract we made an arrangement with our client and assumed, through novation agreements, several life reinsurance contracts it had made. Because we assumed these contracts, our client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for our assumption of the contracts we received a fee. The arrangement, among other things, also provides that on certain dates and during specific periods, our client has the right but not the obligation to recapture the life reinsurance contracts we have assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. The Company believes that its client is economically incentivized to exercise the recapture provision in the future, as the amount of expected profit on the underlying life reinsurance contracts emerges over time.

We believe the arrangement, including our client's option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which leads us to the use of deposit accounting. Although we believe our client will exercise the recapture, we cannot assure you that this will be the case. If our client does not recapture the underlying insurance contracts in the future, we may be viewed as having had the risks described above and, as a result, we could become the life reinsurer and may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in our consolidated statement of operations. With respect to this particular arrangement, at this time, we believe that the gross life reinsurance premiums written, of approximately $5.0 million and $10.6 million for the three and six months ended June 30, 2005, that we would have had to recognize had deposit accounting not been appropriate, would not have had a material effect on our financial position and results of operations. However, as the underlying life insurance contracts mature the effect on our financial condition and results of operations may become material.

The remaining $0.7 million and $1.5 million of other income recognized during the three and six months ended June 30, 2005 relates to revenues earned from three reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, we do not believe we are exposed to a reasonable possibility of significant loss.

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

Foreign Currency Risk and Functional Currency

Our reporting currency is the U.S. dollar. Although we have not experienced any significant net exposures to foreign currency risk, we expect that in the future our exposure to market risk for changes in foreign exchange rates will be concentrated in our investment assets, investments in foreign subsidiaries, premiums receivable and insurance reserves arising from known or probable losses that are denominated in foreign currencies. We generally manage our foreign currency risk by maintaining assets denominated in the same currency as our insurance liabilities resulting in a natural hedge or by entering into foreign currency forward derivative contracts in an effort to hedge against movements in the value of foreign currencies against the U.S. dollar. These contracts are not designated as specific hedges for financial reporting purposes and therefore realized and unrealized gains and losses on these contracts are recorded in income in the period in which they occur. These contracts generally have maturities of three months or less. A foreign currency forward contract results in an obligation to purchase or sell a specified currency at a future date and price specified at the time of the contract. Foreign currency forward contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We have not and do not expect to enter into such contracts with respect to a material amount of our assets or liabilities.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of June 30, 2005, our investment portfolio included $10.3 million, or 1.4%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. These securities were rated AAA, and were substantially hedged into U.S. dollars according to our investment guidelines by entering into foreign currency forward contracts. At June 30, 2005, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was negligible.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of June 30, 2005, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under management by third party investment managers of approximately $688.7 million would have been an estimated decrease in market value of approximately $20.2 million, or 2.9%, and the impact on our net invested assets, including cash and cash equivalents, under management by third party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $14.1 million, or 2.1%.

As of June 30, 2005, our investment portfolio included AAA rated mortgage-backed securities with a market value of $223.2 million, or 31.1%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB-/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of June 30, 2005, the average credit quality of our investment portfolio was AA+, and all fixed income securities held were investment grade.

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

We are also exposed to credit risk relating to our premiums receivable balance. As of June 30, 2005, our premiums receivable balance was $202.6 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Current Status of Material Weakness in Internal Control Over Financial Reporting

During the period covered by this quarterly report, in connection with our routine monthly closing process for our books at the April 2005 month-end, we discovered a mathematical error in the calculation of policy acquisition expenses used in the reporting of our first quarter 2005 results. This mathematical error only affected our first quarter results and did not affect any of our financial statements for prior periods. As a result of the error discovered as a part of this process, we restated our financial statements for the quarter ended March 31, 2005 as reflected in our Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on May 16, 2005. In response to our discovery of this error, we added staffing and implemented enhanced analytics and control processes over the calculation of acquisition expenses. We have evaluated the effectiveness of our internal controls for the calculation of acquisition expenses as of the end of the period covered by this quarterly report, and have determined that the material weakness in internal control over financial reporting with respect to the calculation of acquisition expenses has been remedied.

Limitations on the Effectiveness of Controls

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

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Interim Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

Changes in Internal Controls

Other than the remediation of the material weakness described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2005, the Company issued to certain employees an aggregate of 1,090,479 options to purchase common stock and 105,185 performance share units. These transactions were completed without registration of the relevant security under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) for transactions not involving a public offering.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Company's annual general shareholders meeting held on June 2, 2005.

1.	The nominees for directors were elected based upon the following votes:

Nominee	For	Against	Abstained
Tobey J. Russ	44,379,850	4,382,723	129,797
Michael J. Murphy	44,039,283	4,382,723	470,364
Robert Lippincott III	44,509,447	4,382,723	200
Nigel W. Morris	44,504,647	4,382,723	5,000
W. Russell Ramsey	44,100,537	4,382,723	409,110
James J. Ritchie	44,504,347	4,382,723	5,300
Wallace L. Timmeny	44,509,647	4,382,723	0

2.	The increase in the number of common shares available under the 2003 Long Term Incentive Plan from 5,850,000 to 9,350,000 received the following votes:

30,328,205 votes for ratification
5,088,874 votes against ratification
5,865 abstentions

3.	The ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2005 received the following votes:

48,872,930 votes for ratification
15,470 votes against ratification
3,970 abstentions

ITEM 6.    EXHIBITS

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.
Date: August 8, 2005	/s/ Tobey J. Russ
Tobey J. Russ (On behalf of the registrant and as Principal Executive Officer)
Date: August 8, 2005	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd (Principal Financial Officer)

Index to Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.