Form 10-Q
period 2005-09-30
QUANTA CAPITAL HOLDINGS LTD
filed 2005-11-14
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

441-294-6350
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  No

As of November 1, 2005 there were 56,810,020 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Investments at fair value (amortized cost: September 30, 2005, $766,902; December 31, 2004, $600,161)
Available for sale investments (Restricted at fair value: September 30, 2005: $405,326; December 31, 2004: $341,655)	$720,426	$559,430
Trading investments related to deposit liabilities	38,782	40,492
Total investments at fair value	759,208	599,922
Cash and cash equivalents	99,231	32,775
Restricted cash and cash equivalents	45,605	42,482
Accrued investment income	5,127	4,719
Premiums receivable	172,119	146,784
Losses and loss adjustment expenses recoverable	152,834	13,519
Other accounts receivable	9,697	11,575
Deferred acquisition costs, net	50,723	41,496
Deferred reinsurance premiums	82,267	47,416
Property and equipment, net of accumulated depreciation of $3,946 (December 31, 2004: $1,625)	5,665	4,875
Goodwill and other intangible assets	20,062	20,617
Other assets	21,584	14,553
Total assets	$1,424,122	$980,733
Liabilities
Reserve for losses and loss expenses	$469,994	$159,794
Unearned premiums	370,982	247,936
Environmental liabilities assumed	12,182	6,518
Reinsurance balances payable	34,302	24,929
Accounts payable and accrued expenses	28,577	17,360
Net payable for investments purchased	16,669	3,749
Deposit liabilities	52,564	43,365
Deferred income and other liabilities	4,795	4,935
Junior subordinated debentures	61,857	41,238
Total liabilities	$1,051,922	$549,824
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares
($0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2005 and December 31, 2004)	$—	$—
Common shares
($0.01 par value; 200,000,000 shares authorized; 56,810,020 and 56,798,218 issued and outstanding at September 30, 2005 and December 31, 2004)	568	568
Additional paid-in capital	523,843	523,771
Accumulated deficit	(144,256)	(93,058)
Accumulated other comprehensive loss	(7,955)	(372)
Total shareholders' equity	$372,200	$430,909
Total liabilities and shareholders' equity	$1,424,122	$980,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Gross premiums written	$171,542	$116,729	$512,816	$370,428
Net premiums written	$115,965	$85,969	$386,206	$312,487
Change in net unearned premiums	(15,419)	(20,446)	(89,166)	(162,874)
Net premiums earned	100,546	65,523	297,040	149,613
Technical services revenues	16,019	7,727	31,516	22,580
Net investment income	6,991	3,258	18,403	9,811
Net realized (losses) gains on investments	(1,168)	297	(789)	665
Net foreign exchange (losses) gains	(311)	(43)	(336)	85
Other income	1,945	264	5,540	690
Total revenues	124,022	77,026	351,374	183,444
Expenses
Net losses and loss expenses	121,087	77,963	241,102	126,176
Acquisition expenses	22,998	16,424	62,718	35,885
Direct technical services costs	13,133	5,231	23,993	15,442
General and administrative expenses	23,574	14,294	68,427	44,700
Interest expense	1,200	—	2,971	—
Depreciation of fixed assets and amortization of intangible assets	1,079	560	2,879	1,397
Total expenses	183,071	114,472	402,090	223,600
Loss before income taxes	(59,049)	(37,446)	(50,716)	(40,156)
Income tax expense	35	—	482	—
Net loss	(59,084)	(37,446)	(51,198)	(40,156)
Other comprehensive (loss) income
Net unrealized investment (losses) gains arising during the period, net of income taxes	(7,222)	5,053	(8,557)	(235)
Foreign currency translation adjustments	94	(19)	185	(39)
Reclassification of net realized losses (gains) on investments included in net loss, net of income taxes	1,168	(297)	789	(665)
Other comprehensive (loss) income	(5,960)	4,737	(7,583)	(939)
Comprehensive loss	$(65,044)	$(32,709)	$(58,781)	$(41,095)
Weighted average common share and common share equivalents — Basic	56,810,020	56,798,218	56,804,119	56,798,218
Diluted	56,810,020	56,798,218	56,804,119	56,798,218
Basic loss per share	$(1.04)	$(0.66)	$(0.90)	$(0.71)
Diluted loss per share	$(1.04)	$(0.66)	$(0.90)	$(0.71)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Share capital – preferred shares of par value $0.01 each	$—	$—
Share capital – common shares of par value $0.01 each
Balance at beginning of period	568	568
Issued during period	—	—
Balance at end of period	568	568
Additional paid-in capital
Balance at beginning of period	523,771	524,235
Common shares issued during period	72	—
Net offering costs	—	(464)
Balance at end of period	523,843	523,771
Accumulated deficit
Balance at beginning of period	(93,058)	(38,477)
Net loss for period	(51,198)	(40,156)
Balance at end of period	(144,256)	(78,633)
Accumulated other comprehensive loss
Balance at beginning of period	(372)	1,157
Net change in unrealized losses on investments, net of tax	(7,768)	(900)
Foreign currency translation adjustments	185	(39)
Balance at end of period	(7,955)	218
Total shareholders' equity	$372,200	$445,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Cash flows from operating activities
Net loss	$(51,198)	$(40,156)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	2,324	842
Amortization of intangible assets	555	555
Amortization of discounts on investments	901	2,751
Net realized losses (gains) on investments	789	(665)
Net change in fair value of derivative instruments	496	274
Non-cash stock compensation expense	72	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	(3,123)	2,251
Accrued investment income	(408)	(759)
Premiums receivable	(25,335)	(121,366)
Losses and loss adjustment expenses recoverable	(139,315)	(2,787)
Deferred acquisition costs	(9,227)	(35,986)
Deferred reinsurance premiums	(34,851)	(43,043)
Other accounts receivable	1,878	153
Other assets	(6,003)	(1,849)
Reserve for losses and loss adjustment expenses	310,200	120,079
Unearned premiums	123,046	205,916
Environmental liabilities assumed	5,664	(321)
Reinsurance balances payable	9,373	22,727
Accounts payable and accrued expenses	11,217	(6,744)
Deferred income and other liabilities	(140)	1,101
Deposit liabilities	9,199	—
Net cash provided by operating activities	206,114	102,973
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	1,023,526	614,638
Purchases of fixed maturities and short-term investments	(1,179,661)	(685,419)
Purchases of property and equipment	(3,114)	(3,537)
Net cash used in investing activities	(159,249)	(74,318)
Cash flows used in financing activities
Net offering costs	—	(464)
Proceeds from junior subordinated debentures, net of issuance costs	19,591	—
Net cash provided by (used in) financing activities	19,591	(464)
Increase in cash and cash equivalents	66,456	28,191
Cash and cash equivalents at beginning of period	32,775	36,694
Cash and cash equivalents at end of period	$99,231	$64,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. (‘‘Quanta Holdings’’), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the ‘‘Company,’’ were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings conducts its insurance and reinsurance operations principally through wholly-owned subsidiaries operating in Bermuda, the United States of America and Europe.

On February 22, 2005 the Company announced the opening of a London insurance branch following the receipt, by Quanta Europe, of approval to establish this branch office. The branch office underwrites specialty insurance lines including environmental liability, professional liability, financial institutions and trade and political risk.

Interim financial information

These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’). In the opinion of management, the condensed consolidated financial statements include all adjustments necessary (consisting of only normal and recurring accruals) for a fair statement of the financial position and results of operations as at the end of and for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full year. All significant inter-company balances and transactions have been eliminated on consolidation.

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

During the three months ended September 30, 2004, the Company renamed its consulting segment as the technical services segment. Accordingly, the consulting revenues and direct consulting costs captions in the income statement, previously included in the Company’s Form 10-Q for the three and nine months periods ended September 30, 2004, have been renamed technical service revenues and direct technical service costs.

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

During the three and nine months ended September 30, 2005, the Company recognized in other income $0.9 million and $2.7 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. If these contracts transferred risk as determined by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 113 ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’, gross premium relating to these contracts would total approximately $23.0 million and $78.2 million in the three and nine months ended September 30, 2005.

Of the $0.9 million and $2.7 million, $0.2 million and $0.5 million of other income recognized during the three and nine months ended September 30, 2005 relate to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company which meets the Company’s definition of a non-traditional contract. In the fourth quarter of 2004, under this contract the Company entered into an arrangement with a client and assumed, through novation agreements, several life reinsurance contracts it had made. Because the Company assumed these contracts, the client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for the Company’s assumption of the contracts it received a fee. The arrangement, among other things, also provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts the Company has assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. The Company believes that its client is economically incentivized to exercise the recapture provision in the future, as the amount of expected profit on the underlying life reinsurance contracts emerges over time.

The Company believes the arrangement, including the client’s option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. Although the Company believes its client will exercise the recapture, it is not assured that this will be the case. If the Company’s client does not recapture the underlying insurance contracts in the future, the Company may be viewed as having had the risks described above and, as a result, the Company could be deemed to have retained life reinsurance risk and, as a result, may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

consolidated statement of operations. If deposit accounting had not been used with respect to this particular arrangement, the Company would have recognized gross life reinsurance premiums written of approximately $7.1 million and $17.7 million for the three and nine months ended September 30, 2005. At this time, the Company believes that the recognition of these premiums written would not have had a material effect on the Company’s financial position and results of operations. However, as the underlying life insurance contracts mature the effect on the Company’s financial condition and results of operations may become material.

The remaining $0.7 million and $2.2 million of other income derived from non-traditional contracts recognized during the three and nine months ended September 30, 2005 relates to revenues earned from three reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss.

3.	Recent accounting pronouncements

In June 2005, the Financial Accounting Standards Board’s (‘‘FASB’’) Emerging Issues Task Force (‘‘EITF’’) decided not to provide additional guidance on the meaning of other than temporary impairment and directed the staff to issue proposed FASB Staff Position (‘‘FSP’’) EITF 03-1-a ‘‘Implementation Guidance for the Application of Paragraph 16 of EITF 03-1’’ as final and will be retitled FSP FAS 115-1 ‘‘The meaning of other than temporary impairment and its Application to Certain Investments.’’ It replaces existing guidance and clarifies that an impairment should be recognized as a loss at a date no later than the date the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other than temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company anticipates that the adoption of FSP FAS 115-1 will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (revised 2004) ‘‘Share-based payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supersedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations (‘‘APB 25’’). Generally, the approach in SFAS 123(R) is similar to SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and, accordingly, SFAS 123(R) does not allow pro forma disclosure as an alternative to financial statement recognition. SFAS 123(R) is effective for the beginning of the first annual period beginning after September 15, 2005. The Company is currently evaluating the effects of this statement on its financial reporting.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) providing guidance on SFAS 123(R). SAB 107 was issued to assist issuers in their initial implementation of FAS 123(R) and enhance the information received by investors and other users of the financial statements. The Company is evaluating the impact that the guidance in SAB 107 will have on its financial reporting.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

4.	Segment information

During the three months ended September 30, 2005, the Company changed the composition of its reportable segments such that the Lloyd’s operating segment, which was previously a reportable segment, is aggregated with the company’s specialty insurance reportable segment. Since our Lloyd’s syndicate was not established until the fourth quarter of 2004, the prior year comparatives do not require restatement.

The following tables summarize the Company's results before income taxes for each reportable segment for the three and nine months ended September 30, 2005 and 2004 based on the reportable segments in effect during the quarter ended September 30, 2005.

	Three months ended September 30, 2005
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$90,630	$—	$90,630	$—	$—	$90,630
Reinsurance assumed	6,718	74,194	80,912	—	—	80,912
Total gross premiums written	97,348	74,194	171,542	—	—	171,542
Premiums ceded	(35,258)	(20,319)	(55,577)	—	—	(55,577)
Net premiums written	$62,090	$53,875	$115,965	$—	$—	$115,965
Net premiums earned	$51,034	$49,512	$100,546	$—	$—	$100,546
Technical services revenues	—	—	—	16,852	(833)	16,019
Other (loss) income	(42)	865	823	1,035	—	1,858
Net losses and loss expenses	(35,550)	(85,582)	(121,132)	—	45	(121,087)
Direct technical services costs	—	—	—	(13,133)	—	(13,133)
Acquisition expenses	(9,280)	(13,718)	(22,998)	—	—	(22,998)
General and administrative expenses	(15,539)	(6,229)	(21,768)	(2,594)	788	(23,574)
Segment (loss) income	$(9,377)	$(55,152)	$(64,529)	$2,160	$—	$(62,369)
Depreciation of fixed assets and amortization of intangibles						$(1,079)
Interest expense						(1,200)
Net investment income						6,991
Net realized losses on investments						(1,168)
Other income						87
Net foreign exchange losses						(311)
Net losses before income taxes						$(59,049)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Three months ended September 30, 2004
Statement of operations by Segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$41,073	$—	$41,073	$—	$—	$41,073
Reinsurance assumed	28,445	47,211	75,656	—	—	75,656
Total gross premiums written	69,518	47,211	116,729	—	—	116,729
Premiums ceded	(28,285)	(2,475)	(30,760)	—	—	(30,760)
Net premiums written	$41,233	$44,736	$85,969	$—	$—	$85,969
Net premiums earned	$20,516	$45,007	$65,523	$—	$—	$65,523
Technical services revenues	—	—	—	8,246	(519)	7,727
Other income	—	—	—	74	—	74
Net losses and loss expenses	(12,084)	(65,879)	(77,963)	—	—	(77,963)
Direct technical services costs	—	—	—	(5,231)	—	(5,231)
Acquisition expenses	(5,292)	(11,132)	(16,424)	—	—	(16,424)
General and administrative expenses	(7,562)	(4,791)	(12,353)	(2,460)	519	(14,294)
Segment (loss) income	$(4,422)	$(36,795)	$(41,217)	$629	$—	$(40,588)
Depreciation of fixed assets and amortization of intangibles						(560)
Net investment income						3,258
Net realized gains on investments						297
Other income						190
Net foreign exchange losses						(43)
Net income before income taxes						$(37,446)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Nine months ended September 30, 2005
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$279,756	$—	$279,756	$—	$—	$279,756
Reinsurance assumed	19,303	213,757	233,060	—	—	233,060
Total gross premiums written	299,059	213,757	512,816	—	—	512,816
Premiums ceded	(94,944)	(31,666)	(126,610)	—	—	(126,610)
Net premiums written	$204,115	$182,091	$386,206	$—	$—	$386,206
Net premiums earned	$141,026	$156,014	$297,040	$—	$—	$297,040
Technical services revenues	—	—	—	34,107	(2,591)	31,516
Other income	787	2,413	3,200	1,788	—	4,988
Net losses and loss expenses	(92,200)	(149,034)	(241,234)	—	132	(241,102)
Direct technical services costs	—	—	—	(23,993)	—	(23,993)
Acquisition expenses	(23,213)	(39,505)	(62,718)	—	—	(62,718)
General and administrative expenses	(45,523)	(17,527)	(63,050)	(7,836)	2,459	(68,427)
Segment (loss) income	$(19,123)	$(47,639)	$(66,762)	$4,066	$—	$(62,696)
Depreciation of fixed assets and amortization of intangibles						$(2,879)
Interest expense						(2,971)
Net investment income						18,403
Net realized losses on investments						(789)
Other income						552
Net foreign exchange losses						(336)
Net loss before income taxes						$(50,716)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Nine months ended September 30, 2005
Statement of operations by Segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$80,333	$—	$80,333	$—	$—	$80,333
Reinsurance assumed	95,056	195,039	290,095	—	—	290,095
Total gross premiums written	175,389	195,039	370,428	—	—	370,428
Premiums ceded	(55,466)	(2,475)	(57,941)	—	—	(57,941)
Net premiums written	$119,923	$192,564	$312,487	$—	$—	$312,487
Net premiums earned	$42,148	$107,465	$149,613	$—	$—	$149,613
Technical services revenues	—	—	—	24,123	(1,543)	22,580
Other income	—	—	—	351	—	351
Net losses and loss expenses	(23,098)	(103,078)	(126,176)	—	—	(126,176)
Direct technical services costs	—	—	—	(15,442)	—	(15,442)
Acquisition expenses	(10,451)	(25,434)	(35,885)	—	—	(35,885)
General and administrative expenses	(23,607)	(15,364)	(38,971)	(7,272)	1,543	(44,700)
Segment (loss) income	$(15,008)	$(36,411)	$(51,419)	$1,760	$—	$(49,659)
Depreciation of fixed assets and amortization of intangibles						(1,397)
Net investment income						9,811
Net realized gains on investments						665
Other income						339
Net foreign exchange gains						85
Net loss before income taxes						$(40,156)

Items of revenue and expense resulting from charges between segments are eliminated on consolidation of the segments. During the three and nine months ended September 30, 2005, the technical services segment charged the underwriting segment $0.8 million and $2.6 million of revenues for technical services rendered which included $0.1 million and $0.1 million charged by the technical services segment related to loss adjustment expenses incurred. During the three and nine months ended September 30, 2004, the technical services segment charged the underwriting segment $0.5 million and $1.5 million of revenues for technical services rendered.

The Company’s specialty insurance segment writes business both on a direct basis with insured clients or by assuming reinsurance of underlying policies that are issued on its behalf by third party insurers and reinsurers, and includes our Lloyd’s syndicate, which was created in December 2004.

5. Hurricane losses

The Company’s results for the three and nine months ended September 30, 2005 reflect $68.5 million of underwriting loss related to Hurricanes Katrina and Rita (the ‘‘2005 Hurricanes’’). The underwriting loss on the 2005 Hurricanes was comprised of $63.6 million of estimated net losses and loss expenses and $4.9 million of net reinstatement premiums.

The Company’s estimated net losses and loss expenses on the 2005 Hurricanes was net of estimated reinsurance recoverables of $90.9 million. Both the gross and net loss estimates on the 2005 Hurricanes represent the Company’s best estimate of losses based upon information currently available. The Company’s preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. There is significant uncertainty around the industry loss estimates and the impact

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

of these events on the Company’s cedents. Therefore, although the Company believes that its reserves for the 2005 Hurricanes are adequate, the exact losses will be unknown for some time given the extent and nature of the damage caused by hurricanes Katrina and Rita, limited claims data and potential legal and regulatory developments related to potential losses. As a result, the Company’s losses may vary significantly from the recorded estimates.

In addition, based on the Company’s current estimate of losses related to Hurricane Katrina, the Company has substantially exhausted its reinsurance and retrocessional protection with respect to Hurricane Katrina. If the Company’s Hurricane Katrina losses prove to be greater than currently anticipated, it may have no further reinsurance and retrocessional coverage available. In addition, if there are further catastrophic events during our current policy year, our retrocessional coverage for these events may be limited or we may have no coverage at all.

6. Stock-based compensation

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

The Company provides the disclosure as set forth in SFAS 123 which requires pro-forma compensation expense for the Company’s employee stock options and performance share units to be measured as the fair value at their grant date and recorded over the shorter of the vesting or service period.

Performance Share Units

During the nine months ended September 30, 2005, Performance Share Units were awarded to various employees pursuant to the Company's 2003 Long Term Incentive Plan. The number of shares of common stock to be received under these awards at the end of the performance period will depend on the attainment of performance objectives based on the Company's GAAP average return on shareholders’ equity over the three year period ending December 31, 2007. The grantees will receive shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

Since unvested performance share units are contingent upon satisfying performance objectives, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance share units are included in basic shares outstanding when issued.

During the nine months ended September 30, 2005, awards for 105,185 performance share units were granted at a weighted average grant date fair value of $8.87. During the three months ended September 30, 2005 and the three and nine months ended September 30, 2004, no awards for performance share units were granted.

The following table summarizes the Company's stock-based compensation, net loss and loss per share for the three and nine months ended September 30, 2005 and 2004 had the Company elected to recognize compensation cost based on the fair value of the Company’s stock based awards granted at the grant date as prescribed by SFAS 123.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Stock compensation expense
As reported	$—	$—	$—	$—
Additional stock-based employee compensation expense determined under fair value based method	(642)	(641)	(2,283)	(1,876)
Pro forma	$(642)	$(641)	$(2,283)	$(1,876)
Net loss
As reported	$(59,084)	$(37,446)	$(51,198)	$(40,156)
Additional stock-based employee compensation expense determined under fair value based method	(642)	(641)	(2,283)	(1,876)
Pro forma	$(59,726)	$(38,087)	$(53,481)	$(42,032)
Basic loss per share
As reported.	$(1.04)	$(0.66)	$(0.90)	$(0.71)
Pro forma	$(1.05)	$(0.67)	$(0.94)	$(0.74)
Diluted loss per share
As reported.	$(1.04)	$(0.66)	$(0.90)	$(0.71)
Pro forma	$(1.05)	$(0.67)	$(0.94)	$(0.74)

7. Reinsurance Ceded

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and nine months ended September 30, 2005 and 2004 is shown below.

Three months ended September 30, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$90,630	$70,379	$77,429
Reinsurance assumed	80,912	77,771	158,773
Gross	171,542	148,150	236,202
Ceded reinsurance	(55,577)	(47,604)	(115,115)
Net	$115,965	$100,546	$121,087

Three months ended September 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$41,073	$11,091	$6,626
Reinsurance assumed	75,656	63,472	75,105
Gross	116,729	74,563	81,731
Ceded reinsurance	(30,760)	(9,040)	(3,768)
Net	$85,969	$65,523	$77,963

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

Three months ended September 30, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$279,756	$162,109	$140,072
Reinsurance assumed	233,060	225,575	242,532
Gross	512,816	387,684	382,604
Ceded reinsurance	(126,610)	(90,644)	(141,502)
Net	$386,206	$297,040	$241,102

Three months ended September 30, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$80,333	$18,331	$10,554
Reinsurance assumed	290,095	144,595	121,639
Total gross premiums written	370,428	162,926	132,193
Ceded reinsurance	(57,941)	(13,313)	(6,017)
Net	$312,487	$149,613	$126,176

8. Loss per share

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic loss per share
Net loss	$(59,084)	$(37,446)	$(51,198)	$(40,156)
Weighted average common shares outstanding — basic	56,810,020	56,798,218	56,804,119	56,798,218
Basic loss per share	$(1.04)	$(0.66)	$(0.90)	$(0.71)
Diluted loss per share
Net loss	$(59,084)	$(37,466)	$(51,198)	$(40,156)
Weighted average common shares outstanding	56,810,020	56,798,218	56,804,119	56,798,218
Weighted average common share equivalents
Options	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding — diluted	56,810,020	56,798,218	56,804,119	56,798,218
Diluted loss per share	$(1.04)	$(0.66)	$(0.90)	$(0.71)

Due to a net loss for all periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three and nine months ended September 30, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 4,006,111 options and 2,542,813 warrants and for the three and nine months ended September 30, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,013,400 options and 2,542,813 warrants.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

9.	Derivatives

During the three months ended June 30, 2005, the Company sold the mortality-risk-linked security that it has held since the fourth quarter of 2003. Simultaneously, it entered into a derivative total return swap agreement with an unrelated third party financial institution with reference to the same asset. The Company also entered into another derivative total return swap agreement with the same financial institution with reference to a similar mortality-risk-linked security. As a result, the Company retains all the risks and rewards of these two securities without having ownership of them. Income received from the total return swaps and any fair value adjustments are included in Other Income in the Consolidated Statement of Operations. The Company records total return swaps at fair value, based on quoted market prices. Where such valuations are not available, the Company uses internal valuation models to estimate fair value. During the three and nine months ended September 30, 2005 the Company recorded zero and $0.1 million in unrealized gains associated with the change in fair value of these derivatives.

10.	Commitments and contingencies

a)	Concentrations of credit risk

As of September 30, 2005, substantially all of the Company's cash and cash equivalents, and investments were held by three custodians. Management believes these custodians to be of high credit quality. The Company’s investment portfolio is managed by external investment advisors in accordance with the Company’s investment guidelines. The Company’s investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of September 30, 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 1% of the aggregate market value of the externally managed portfolios.

The premiums receivable balance of $172.1 million as of September 30, 2005 includes approximately $13.9 million, or 8.1%, from one third party agent that sources a residential builders’ and contractors’ program that provides new home contractors throughout the U.S. with general liability, builders’ risk and excess liability insurance coverages as well as reinsurance for warranty coverage (known as the ‘‘HBW program’’). The Company has not experienced any losses related to premiums receivable from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

The primary purpose of the Company’s ceded reinsurance is to limit the Company’s net loss exposures and to control its aggregate exposures to particular classes of risk including those related to natural catastrophe events. It is expected that the companies to which insurance has been ceded will honor their obligations. Failure of the Company’s reinsurers to honor their obligations could result in credit losses. The average credit rating of the Company’s reinsurers as of September 30, 2005 is A (Excellent) by A.M. Best. The largest concentration of loss and loss adjustment expenses recoverable from reinsurers at September 30, 2005 was approximately 19% and is due from Everest Reinsurance Ltd., a reinsurer rated A+ (Superior) by A.M. Best. In addition, approximately 18% of the Company’s loss and loss adjustment expenses recoverable from reinsurers are due from various Lloyd’s syndicates which are rated A (Excellent) by A.M. Best. Less than 7% of the Company’s loss and loss adjustment expenses recoverable from reinsurers as of September 30, 2005 are due from reinsurers that are rated below A− (Excellent). Less than 4% of the Company’s loss and loss adjustment expenses recoverable from reinsurers as of September 30, 2005 are due from reinsurers that are rated below A− (Excellent) and are not collateralized.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

b)	Concentrations of premium production

The Company generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the nine months ended September 30, 2005, three brokers accounted for approximately 38.6%, 22.4% and 11.6% of the specialty reinsurance segment’s gross premiums written and one broker accounted for approximately 11.5% of the specialty insurance segment’s gross premiums written. No other brokers accounted for more than 10% of the specialty reinsurance or the specialty insurance segments’ gross written premium for the nine months ended September 30, 2005.

During the nine months ended September 30, 2004, two brokers accounted for approximately 10% and 11% of the specialty insurance segment’s gross premiums written and four brokers accounted for approximately 12%, 14%, 16% and 37% of the specialty reinsurance segment’s gross premiums written. No other brokers accounted for more than 10% of the specialty reinsurance or the specialty insurance segments’ gross written premium for the nine months ended September 30, 2004. The Company believes that all of its brokers are significant and established companies.

During the nine months ended September 30, 2005 and 2004, the Company continued writing the HBW program. This program accounted for approximately $35.9 million, or 36.9% and $129.3 million, or 43.2%, of the specialty insurance segment gross written premiums for the three and nine months ended September 30, 2005. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business. This program accounted for approximately $104.2 million, or 59.4%, of the specialty insurance segment gross written premiums for the nine months ended September 30, 2004.

c) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates. These funds on deposit are available to settle insurance and reinsurance liabilities.

The Company participates in the Lloyd’s of London market through its Syndicate 4000 at Lloyd’s and has dedicated a significant amount of its capital to the Lloyd’s business. The regulations of the Council of Lloyd’s determine the amount of premium that may be written, also known as stamp capacity, based on the Company’s funds at Lloyd’s. The Company will maintain funds at Lloyd’s for every underwriting year in which it has business through Syndicate 4000 at Lloyd’s. These funds may not be withdrawn until each underwriting year is closed which currently takes three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year. As of September 30, 2005, cash and investments with a market value of $108.1 million are held by Lloyd’s as trustee.

The Company has also issued letters of credit (‘‘LOC’’) under its Credit Agreement for which cash and cash equivalents and investments are pledged as security in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space.

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

The fair values of these restricted assets by category at September 30, 2005 are as follows:

	September 30, 2005
	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$101	$29,457
Funds deposited with Lloyd’s	593	107,578
LOC pledged assets	6,032	164,118
Trust funds	24,749	104,173
Amounts held in trust funds related to deposit liabilities	14,130	38,782
Total	$45,605	$444,108

d) Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of September 30, 2005, are as follows:

Year ending September 30
2006	$4,712
2007	4,608
2008	3,543
2009	3,252
2010	3,047
2011 and thereafter	22,826
Total	$41,988

Total rent expense under operating leases for the three and nine months ended September 30, 2005 was approximately $1.2 million and $3.3 million.

11. Junior subordinated debentures

On February 24, 2005, the Company participated in a private placement of $20.0 million of floating rate capital securities (the ‘‘Trust Preferred Securities’’) issued by Quanta Statutory Capital Trust II (‘‘Quanta Trust II’’). The Trust Preferred Securities mature on June 15, 2035, are redeemable at the Company's option at par beginning June 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate (‘‘LIBOR’’) plus 350 basis points. Quanta Trust II simultaneously issued 619 of its common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of Quanta Trust II. The Company’s investment of $0.6 million in the common shares of Quanta Trust II is recorded in other assets in the consolidated balance sheet.

Quanta Trust II used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $20.6 million junior subordinated debt securities, due June 15, 2035, in the principal amount of $20.6 million issued by the Company (the ‘‘Debentures’’). The net proceeds of $19.6 million from the sale of the debentures to Quanta Trust II, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction and approximately $0.6 million representing the Company’s investment in Quanta Trust II, will be used by the Company to grow its specialty lines businesses and for working capital purposes.

The Debentures were issued pursuant to an Indenture (the ‘‘Indenture’’), dated February 24, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as trustee. The terms of the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

Debentures are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Debentures paid by the Company will be used by Quanta Trust II to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indenture permits the Company to redeem the Debentures (and thus a like amount of the Trust Preferred Securities) on or after June 15, 2010. If the Company redeems any amount of the Debentures, Quanta Trust II must redeem a like amount of the Trust Preferred Securities.

Pursuant to a Guarantee Agreement (the ‘‘Guarantee Agreement’’), dated February 24, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as trustee, the Company has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case to the extent of funds held by Quanta Trust II. The obligations of the Company under the Guarantee Agreement and the Trust Preferred Securities are subordinate to all of the Company's debt.

The issuance costs incurred have been capitalized and are included in other assets in the consolidated balance sheet. Issuance costs will be amortized over the term of the Debentures as a component of interest expense.

Quanta Trust II is determined to be a Variable Interest Entity (‘‘VIE’’) under FASB Interpretation No. 46 (revised December 2003) (‘‘FIN46R’’), ‘‘Consolidation of Variable Interest Entites.’’ The Company was not determined to be the primary beneficiary of Quanta Trust II and in accordance with FIN46R has not consolidated Quanta Trust II in the consolidated financial statements. The earnings of Quanta Trust II are included in the consolidated statement of operations and comprehensive loss.

12. Credit agreement

On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement dated July 11, 2005, providing for a secured bank letter of credit facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. The availability for issuances of letters of credit and borrowings to a borrower is based on the amount of eligible investments pledged by that borrower and the absence of material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. The facility terminates on July 11, 2008. The credit agreement has certain financial covenants, including maximum leverage ratio, minimum consolidated net worth provisions and maintenance of the Company’s insurance ratings at B++ or better. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The Company uses the letter of credit facility primarily to provide security to its insured or reinsured clients under the terms of its insurance and reinsurance contracts.

13. Subsequent event

On October 5, 2005, A. M. Best Company, Inc. (‘‘A. M. Best’’) placed Quanta Reinsurance Ltd. and its subsidiaries and Quanta Europe Ltd. under review with negative implications. The Company is working closely with A.M. Best to understand the different capital requirements it now has for its various product lines, the capital adequacy ratio associated with these product lines at the ‘‘A−’’ (excellent) level, and its view of the Company’s available capital that includes their assessment of the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; expressed in thousands of US dollars except for share and per share amounts, or as otherwise stated)

probable maximum loss exposures associated with specified lines of our business. The Company believes these factors are the main drivers of the capital requirements that A.M. Best places on it.

Based on that understanding, the Company believes that it has developed a plan designed to retain its current rating of "A-" (excellent) that has two key elements. The plan is intended to address A.M. Best's concerns about its revised capital requirements for the Company's business. The first element of this plan involves the further reduction or elimination of its exposure in its technical risk property insurance and property reinsurance lines. The Company recently discontinued the writing of new and most renewal business in these businesses except in its program business and it intends to further reduce or eliminate its exposure through retrocessional or reinsurance arrangements or other alternatives. Mitigating the Company's exposure in these lines is intended to result in lower capital requirement from A.M. Best. The Company does not intend to discontinue, or make changes in, its program businesses, including the Company's home buyer's warranty program, which are included in the technical risk property product line.

The second element of this plan is to seek to raise capital, including through the issuance of debt, equity and/or other securities, in a private or public offering. To that end, the Company filed a shelf registration statement on Form S-3 with the SEC on October 26, 2005, which was declared effective by the SEC on November 2, 2005. The Company and certain statutory trusts may issue, from time to time, in one or more offerings up to $125 million of trust preferred securities or preferred securities or a combination of both. To effect any such sale from time to time, the Company will file one or more supplements to the prospectus contained in the registration statement, which will provide details of any proposed offering.

Hurricane Wilma made landfall in Florida on October 23, 2005. On the date of this report, the Company estimates that its total net losses from this event will be between $8.0 million and $15.0 million and will be included in the consolidated statement of operations for the period ended December 31, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2004, as well as ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations,’’ including the discussions of critical accounting policies and of estimates and quantitative and qualitative disclosures about market risk, contained in the Form 10-K filed by the Company with the SEC on March 30, 2005.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements. Statements using words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘assumes,’’ ‘‘anticipates,’’ ‘‘plans,’’ and ‘‘seeks’’ and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	The fact that A.M. Best has placed our financial strength rating under review with negative implications. We are experiencing loss of business and business opportunities as we continue to work with A.M. Best. A downgrade in our rating or the continued qualification of our current rating with a negative outlook could materially and adversely affect our ability to execute our business strategy. In addition, a downgrade in our rating below "B++" could cause a default in our credit facility and trigger special termination provisions in certain of our insurance and reinsurance contracts;

•	We intend to reduce or eliminate our exposure our technical risk property insurance (other than the program business which is included in the technical risk property product line) and property reinsurance lines through retrocessional or reinsurance arrangements or other alternatives, which may not be available on favorable terms;

•	A.M. Best continues to reevaluate its capital adequacy models, which may adversely impact our ability to successfully complete our plan designed to maintain our current rating with A.M. Best and the capital A.M. Best may require us to maintain in order to maintain our financial strength rating;

•	We will require additional capital, including in connection with our plan designed to retain our current rating of "A–" (excellent) with A.M. Best. Any additional capital may not be available on favorable terms or at all;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business such as the nature, amount and types of risk we assume and the terms and limits of the products we write or intend to write;

•	our estimated net losses from catastrophes, including hurricanes Katrina, Rita and Wilma, are derived from a review of our potential exposure to these events and are not based on actual reported losses;

•	Based on our current estimate of losses related to hurricane Katrina, we have substantially exhausted our reinsurance and retrocessional protection with respect to hurricane Katrina. If our Hurricane Katrina losses prove to be greater than currently anticipated, we may have no further reinsurance and retrocessional coverage available for that windstorm. In addition, if there are further catastrophic events during our current policy year, our retrocessional coverge for these events may be limted or we may have no coverage at all;

•	Changes in the availability, cost or quality of reinsurance;

•	The risk that we may not be able to fully implement our business strategy;

•	Our limited operating history;

•	Our insurance and reinsurance business is not widely diversified among classes of risk or sources of origination;

•	The ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	Changes in regulation or tax laws applicable to us, our brokers or our customers;

•	Our ability to hire, retain and integrate our management team and other personnel;

•	Risks relating to our reliance on program managers (in particular with respect to our HBW program), third party administrators, and supporting vendors;

•	Other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

This list of factors is not exhaustive and should be read with the other cautionary statements that are included in this report and in the Form 10-K filed by the Company with the SEC on March 30, 2005.

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

Market data and forecasts used in or incorporated by reference into this report have been obtained from independent industry sources as well as from research reports prepared for other purposes. We have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties applicable to the other forward-looking statements in this report.

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and technical services on a global basis through its affiliated companies. We commenced substantive operations on September 3, 2003 when we obtained our initial capital and purchased ESC, our predecessor for accounting purposes. During the remainder of 2003, we wrote a small number of insurance and reinsurance contracts. During the year ended December 31, 2004 and the nine months ended September 30, 2005 we have continued to grow and diversify our specialty lines of business significantly increasing the number of insurance and reinsurance contracts underwritten.

We have incurred estimated net losses of approximately $68.5 million relating to hurricanes Katrina and Rita during the three months and nine months ended September 30, 2005. These losses include net reinstatement premium expense of approximately $4.9 million. Of these losses, $31.7 million including reinstatement premiums of approximately $3.1 million occurred in our specialty reinsurance property line, $25.4 million including reinstatement premium income of approximately $0.8 million occurred in our marine, technical risk and aviation product lines and $11.4 million including reinstatement premium expense of approximately $2.6 million occurred in our specialty insurance technical risk property product line. In addition, in the three months and twelve months ended December 31, 2005, we will record estimated losses related to hurricane Wilma which we currently estimate will be between approximately $8.0 million and $15.0 million. We believe that we will not know our exact losses for some time given the uncertainty around the industry loss estimates, the size and complexity of hurricanes Katrina, Rita and Wilma, limited claims data and potential legal and regulatory developments related to potential losses. As a result, our losses may vary significantly from our recorded estimates.

We have recorded estimated gross losses of approximately $145.9 million relating to hurricanes Katrina and Rita during the three months and nine months ended September 30, 2005. These losses include gross reinstatement premiums of approximately $8.6 million. The difference between our estimated gross and estimated net losses, or $77.4 million, represents the amount of reinsurance or retrocessional insurance recoveries, including ceded reinstatement premiums of $13.5 million. We obtained this reinsurance and retrocessional insurance as part of our risk management practices to help limit our net loss exposures and control our aggregate exposures to particular classes of risk including those related to natural catastrophe events. We expect that the companies to which insurance has been ceded or reinsurance has been retroceded will honor their obligations. The average credit rating of these entities as of September 30, 2005 is A (Excellent) by A.M. Best.

As a result of our expected losses relating to hurricanes Katrina and Rita, on October 5, 2005, A.M. Best Company, or A.M. Best, placed the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, currently ‘‘A−’’ (excellent), under review with negative implications. A.M. Best ratings are based on a company's available and required rated capital to support its operations considering a quantitative evaluation of a company's performance with respect to profitability, leverage, and liquidity and a qualitative evaluation of spread of risk, investments, reinsurance programs, reserves and management. In addition, its ratings of us take into consideration the fact that we have recently commenced our operations and an assessment of the legal and inflationary environments within which we operate.

We believe A.M. Best defines available rated capital as shareholders' equity plus certain long-term debt obligations less the sum of intangible assets, certain other adjustments related to probable maximum loss exposures to catastrophes and recorded reserves for losses and unearned premiums. Credit ratings issued by A.M. Best, including our ‘‘A−’’ (excellent) rating, generally reflect the amount by which available rated capital exceeds the required capital, which is commonly known as the capital adequacy ratio. As a result of the nature, frequency and severity of the hurricanes in 2004 and 2005, we believe A.M. Best has reassessed certain variables, including the capital adequacy ratio, that are considered in its quantitative analyses in assessing both required and available rated capital. As a result of this reassessment, capital requirements for property and casualty reinsurers have generally been increased and a number of these companies have been downgraded due to their inability to meet A.M. Best's new requirements.

Following shortly after hurricanes Katrina and Rita we discontinued the writing of new and most renewal business in our technical risk property and property reinsurance lines of business. We did not discontinue or make changes in our program businesses, including our residential builders’ and contractors’ program, which we refer to as the HBW program. Since then, we have been working closely with A.M. Best to understand the different capital requirements it now has for our various product lines, the capital adequacy ratio associated with these product lines at the ‘‘A−’’ (excellent) level, and its view of our available capital that includes their assessment of the probable maximum loss exposures associated with specified lines of our business. We believe these factors are the main drivers of the capital requirements that A.M. Best places on us.

Based on that understanding, we believe that we have developed a plan designed to retain our current rating of "A-" (excellent) that has two key elements. The plan is intended to address A.M. Best's concerns about its revised capital requirements for our business. The first element of this plan involves the further reduction or elimination of our exposure in our technical risk property insurance and property reinsurance lines. We recently discontinued the writing of new and most renewal business in these businesses except in our program business and we intend to further reduce or eliminate our exposure through retrocessional or reinsurance arrangements or other alternatives. Mitigating our exposure in these lines is intended to result in lower capital requirement from A.M. Best. We do not intend to discontinue or make changes to our program businesses, including our home buyer's warranty program which are included in the technical risk property product line.

The second element of this plan is to seek to raise capital, including through the issuance of debt, equity and/or other securities, in a private or public offering. To that end, we filed a shelf registration statement on Form S-3 with the SEC on October 26, 2005, which was declared effective by the SEC on November 2, 2005. We and certain statutory trusts may issue, from time to time, in one or more offerings up to $125 million of trust preferred securities or preferred securities or a combination of both. To effect any such sale from time to time, we will file one or more supplements to the prospectus contained in the registration statement, which will provide details of any proposed offering.

Based on our discussions with A.M. Best, we believe that upon execution of this plan, A.M. Best will affirm our "A -" (excellent) rating and that this affirmation will carry a negative outlook from A.M. Best. We will continue to work with A.M. Best throughout the next year to return to the "A-" (excellent) rating without any qualifications. However, A.M. Best continues to reevaluate its capital adequacy models, which may impact the capital A.M. Best may require us to maintain in order to maintain our financial strength rating. As a result, we cannot assure you that these efforts taken by us will result in A.M. Best reaffirming our rating without qualification or A.M. Best not downgrading our current rating. Additionally, while we will continue to work with A.M. Best throughout the next year to return to the "A-" (excellent) rating without any qualifications, we expect that the qualification of our rating with a negative outlook will adversely affect our opportunities to write new and renewal business and ability to execute our business plan.

Through our operating subsidiaries in Bermuda, the U.S. and Europe, we focus on writing coverage for specialized classes of insurance and reinsurance risks through teams of experienced and technically qualified underwriters. We define specialty insurance and reinsurance as those lines of business that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. We are using our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also to underwrite some European risks. We are also writing specialty insurance and reinsurance in the United States on an admitted basis through our subsidiary, Quanta Indemnity Company, which is a U.S. licensed insurer with licenses in 45 states and is an accredited reinsurer in Washington, D.C. Further, we write specialty insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines Insurance Company. Since the last quarter of 2004 we are underwriting European Union sourced specialty insurance and reinsurance business through Quanta Europe, our Irish subsidiary located in Dublin, Ireland, which is the headquarters of our European business. We are also underwriting through our wholly-owned Lloyd’s syndicate, which we call Syndicate 4000. Since February 2005 we are serving our London-based clients for European insurance and reinsurance business through our Quanta Europe branch in London.

We acquired Environmental Strategies Corporation, known as ESC, on September 3, 2003. ESC is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provides risk assessment and technical services support to our environmental underwriters. We have also established Quanta Technical Services, which we use to provide risk assessment and evaluation technical services in our other specialty lines of insurance and to third parties on a fee basis. Through Quanta Technical Services and its subsidiaries, we also provide liability assumption programs under which these subsidiaries assume specified liabilities (which may, at times, include taking title to property) associated with environmental conditions in properties and agree to provide technical services and to perform the required remediation services. During the third quarter of 2005, our liability assumption program in Buffalo, New York generated revenues of $7.8 million and other income of $0.9 million. The estimated remaining liabilities for this program are approximately $6.7 million, as of September 30, 2005.

We only started writing insurance and reinsurance contracts in the fourth quarter of 2003 and caution you that, because of our limited operating history, our financial information is not indicative of the actual results that we expect to achieve in future periods.  This report does contain our third quarter to quarter comparison of our business in 2004 and 2005 and, in general, reveals that our insurance business has grown and the insurance segment has become a bigger proportion of our business in the third quarter of 2005 as compared to the third quarter of 2004.   This trend is not expected to occur evenly during the quarters as the reinsurance business has traditionally been more concentrated in the first and third quarter and we have discontinued working certain lines of business due to catastrophe losses.

We generated approximately $116.0 million and $386.2 million of net premiums written after premiums ceded on purchased reinsurance protection and $100.5 million and $297.0 million of net premiums earned during the three months and nine months ended September 30, 2005. This compares to approximately $86.0 million and $312.5 million of net premiums written and $65.5 million and $149.6 million of net premiums earned during the three months and nine months ended September 30, 2004. During the three and nine months ended September 30, 2005, we also purchased additional retrocessional protection in our specialty reinsurance segment which is intended to help limit our net loss exposures to catastrophe windstorm events. This purchase resulted in approximately $9.5 million and $15.6 million of premium ceded during the three and nine months ended September 30, 2005. However, based on our current estimate of losses related to hurricane Katrina, we have exhausted our reinsurance and retrocessional protection with respect to hurricane Katrina. If our hurricane Katrina losses prove to be greater than currently anticipated, we will have no further reinsurance and retrocessional coverage available for that windstorm. In addition, if there are further catastrophic events during our current policy year, our retrocessional coverage for these events may be limited or we may have no coverage at all.

The primary drivers of growth in our lines of business and net written premiums are the continued development of our relationships with important insurance and reinsurance brokers, the development of specialty insurance lines of business, including Syndicate 4000, and our success during the beginning of 2005 in entering into reinsurance contracts. Traditionally, many reinsurance contracts are entered into at the beginning of a calendar year and that period is often referred to as the January renewal season. Our specialty insurance segment demonstrated continued premium growth during the nine months ended September 30, 2005, especially through Lloyds, following receipt of regulatory approvals during the fourth quarter of 2004. Our specialty insurance segment has become an increasingly significant contributor to our overall business and represented approximately 58.3% of our total gross premiums written in the nine months ended September 30, 2005 compared to 47.3% in the nine months ended September 30, 2004.

In addition, we believe that our portfolio is not diversified either among classes of risks or source of origination. For example, during the nine months ended September 30, 2005, we grew our HBW program, which accounted for approximately 43.2% of our specialty insurance segment gross written premium. In addition, the HBW program and the other insurance programs we write, accounted for 44.4% of our specialty insurance segment gross written premium in the nine months ended September

30, 2005. We expect that the other insurance programs we write will have increasing gross written premium through the remainder of 2005 and that the concentration of our programs business in our specialty insurance segment will continue to be significant through the remainder of 2005 and 2006. As described below, our specialty reinsurance segment showed significant concentrations across certain risk classes. In addition, our specialty reinsurance segment generated approximately 38.6%, 22.4% and 11.6% of its gross written premiums through three brokers. In connection with our plan to maintain our rating with A.M. Best, we intend to reduce or eliminate our exposure in our technical risk property insurance (other than the program business which is included in the technical risk property product line) and property reinsurance lines, which would adversely impact our diversification in our product lines and would cause the concentrations across certain of our risk classes, including our HBW program, to increase.

A number of insurance companies have been subpoenaed by regulators in connection with investigations relating to business and accounting practices in the insurance industry. To date, we have not been served any subpoenas. We have received, and have responded to, inquiries from the North Carolina Department of Insurance, the Colorado Department of Insurance and Lloyd’s. From January 1, 2004 to September 30, 2004 we were party to placement service agreements, known as PSAs and market service agreements, known as MSAs, with Aon Corporation and Marsh Inc. and have paid a total of $31,000 under these agreements as of September 30, 2005. We have accrued approximately $1.1 million in addition to the amount we have already paid under these agreements. At this time, it is not possible for us to determine the impact of any outcome of these investigations on our future results of operations. In addition, we do not know what the ramifications of the brokers’ stated intent to formulate a different commission structure will be on our future results of operations, financial condition or liquidity as brokers seek our participation in this commission structure.

With respect to market conditions, we believe that premium rates have remained largely unchanged in our specialty insurance segments. In the professional liability insurance market, we believe that the rate for commercial directors and officers liability insurance remains competitive and that rates may drift downward although we are seeing stability in certain risk classes. In the reinsurance market place, we continue to see disciplined underwriting by our major competitors. We have seen some rate deterioration in casualty reinsurance as a result of the pricing declines in some sectors of the direct insurance marketplace. We expect to see substantial price increases in the marine reinsurance markets following the windstorm events of this year. We will continue to seek opportunities to provide insurance and reinsurance in areas that require both capacity and highly technical underwriting expertise.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 by no later than December 31, 2005. However, we cannot be certain as to the timing of completion of such evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated.

Segment Information

We organize our business along five product lines and three geographies. Our two traditional product lines are specialty insurance and specialty reinsurance. We also have programs and structured products product lines. The products we offer our clients are written either as traditional insurance or reinsurance policies or are provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. Our fifth product line is our technical services line. However, for financial reporting purposes, some of our product lines are aggregated for purposes of the reportable segment disclosure included below:

•	Specialty insurance. Our specialty insurance segment includes our traditional, structured and program specialty insurance products. Our traditional specialty insurance products include technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. Our specialty insurance segment writes business both on a direct basis with insured clients or by reinsuring policies that are issued on our behalf by third party insurers and reinsurers, and includes our Lloyd’s syndicate, which was created in December 2004. Our Lloyd’s syndicate writes traditional specialty insurance products including professional liability (professional indemnity and directors’ and officers’ coverage), and fidelity and crime (financial institutions). We also plan to write specie, fine art and marine coverages. Our specialty insurance programs include the HBW program. After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our technical risk property line of business. We did not discontinue or make changes in our program businesses, including our residential builders’ and contractors’ program, which we refer to as the HBW program.

•	Specialty reinsurance. Our specialty reinsurance segment includes our traditional, structured and program specialty reinsurance products. Our specialty reinsurance products include property, casualty and marine and aviation products. We currently do not write reinsurance on a program basis. After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our property reinsurance of business.

•	Technical services. Our technical services segment provides diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provides technical and information management services to our specialty insurance and reinsurance segments.

The determination of these reportable segments reflects how we manage and monitor the performance of our insurance and reinsurance operations and may change from time to time. We refer to the specialty insurance and specialty reinsurance as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment.

We allocate corporate general and administrative expenses to each segment based upon each product line’s allocated capital for the current reporting period. We allocate capital to each of our product lines through the estimated value-at-risk method, which uses statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. We do not manage our assets by segment and, as a result, net investment income, and depreciation and amortization are not evaluated at the segment level.

During the three months ended September 30, 2005, we changed the composition of our reportable segments by aggregating the Lloyd’s operating segment with the specialty insurance reportable segment.

Main Drivers of our Results

Revenues

We derive the majority of our revenues from three principal sources: premiums from policies written by our underwriting segments, technical services revenues and investment income from our investment portfolios.

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

We also have revenues generated by our technical services segment, which operates primarily in the environmental area, from technical and risk management services provided under various short-term service contracts and for services performed by subcontractors engaged on behalf of clients. We also generate revenues from the remediation of environmental obligations that we have assumed. The amount of technical services and remediation fees and subcontractor revenues is a function of political and economic conditions and the impact these conditions have on clients' discretionary spending on environmental projects.

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

Expenses

Our expenses primarily consist of net loss and loss expenses, general and administrative expenses, acquisition expenses and direct technical services costs.

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

Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2005 and 2004.

Three months ended September 30, 2005 and 2004

Results of operations for the three months ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30, 2005	Three months ended September 30, 2004
	($ in thousands)
Revenues
Gross premiums written	$171,542	$116,729
Net premiums written	$115,965	$85,969
Net premiums earned	$100,546	$65,523
Technical services revenues	16,019	7,727
Net investment income	6,991	3,258
Net realized (losses) gains on investments	(1,168)	297
Net foreign exchange losses	(311)	(43)
Other income	1,945	264
Total revenues	124,022	77,026
Expenses
Net losses and loss expenses	(121,087)	(77,963)
Acquisition expenses	(22,998)	(16,424)
Direct technical services costs	(13,133)	(5,231)
General and administrative expenses	(23,574)	(14,294)
Interest expense	(1,200)	—
Depreciation and amortization of intangible assets	(1,079)	(560)
Total expenses	(183,071)	(114,472)
Loss before income taxes	(59,049)	(37,446)
Income taxes	35	—
Net loss	$(59,084)	$(37,446)

Revenues.

Substantially all of our revenues were generated by our underwriting subsidiaries in Bermuda, the U.S. and Europe. Technical services revenues were derived from the operations of ESC.

Premiums. Gross premiums written were $171.5 million for the three months ended September 30, 2005, an increase of $54.8 million, or 47.0%, compared to $116.7 million for the three months ended September 30, 2004. The increase of $54.8 million in gross premiums written reflects continued growth in all of our business lines except property reinsurance.

In connection with our plan to maintain our rating with A.M. Best, we intend to reduce or eliminate our exposure in our technical risk property insurance (other than the program business which is included in the technical risk property product line) and property reinsurance lines. We expect that our gross and net premiums written will decline during the remainder of 2005 as a result of the transactions. We also expect that our gross and net premiums written will decline during the remainder of 2005 as result of the loss of business and business opportunities following A.M. Best's rating action. We expect that our Lloyd’s syndicate will become a more significant contributor as we focus on continuing to execute our business strategy. As of September 30, 2005, Lloyd’s represented 17.8% of our gross premiums written.

Premiums ceded were $55.6 million for the three months ended September 30, 2005 an increase of $24.8 million compared to $30.8 million for the three months ended September 30, 2004. The increase in premiums ceded primarily reflects the growth in gross written premiums and approximately $20.3 million in purchased retrocessional protection, including reinstatement premiums, in our specialty reinsurance segment that is intended to help limit our net loss exposures to natural catastrophe events. The increase of premiums ceded is attributable to a lesser extent to the development of the reinsurance program for our specialty lines which was restructured during the three months ended June 30, 2005. The restructure involved the commutation of our 2004 reinsurance treaty protection in two of our product lines, Professional Liability and Fidelity, which was ceded on an excess of loss basis. The unexpired portions of this business were then transferred, effective April 1, 2005, into our 2005 reinsurance treaty, which is ceded on a proportional quota share basis.

Net premiums earned were $100.5 million for the three months ended September 30, 2005 an increase of $35.0 million, or 53.5%, compared to $65.5 million for the three months ended September 30, 2004 reflecting the growth in premiums written in current and prior periods. Other than in our reinsurance business line, we expect that our net premiums earned will increase in future periods as our existing portfolios mature. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net written premiums that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $288.7 million at September 30, 2005 and will be earned and recognized in our results of operations in future periods. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003 and because our Lloyd’s syndicate commenced operations in December 2004, we believe that our net premiums earned are not yet representative of a fully developed and diversified portfolio of insurance and reinsurance contracts.

Technical services revenues. Technical services revenues were $16.0 million for the three months ended September 30, 2005 an increase of $8.3 million compared to $7.7 million for the three months ended September 30, 2004. This increase in technical services revenues is attributable to increased remediation revenues associated with projects in Buffalo, New York and Axis, Alabama. In each of these projects, a subsidiary assumed specified liabilities associated with environmental conditions in properties, an insurance subsidiary provides insurance and our technical services team provides consulting and performs the required remediation services through subcontractors.

Net investment income and net realized (losses) gains. Net investment income and net realized (losses) gains totaled $5.8 million for the three months ended September 30, 2005 an increase of $2.2 million, or 63.8%, compared to $3.6 million for the three months ended September 30, 2004. The increase is primarily due to an increase in net investment income of $3.7 million because of our larger amount of invested assets and rises in market interest rates, which is partly offset by an increase in net realized losses of $1.5 million.

Net investment income was $7.0 million for the three months ended September 30, 2005 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.4% for the three months ended September 30, 2005 compared to 2.4% for the three months ended September 30, 2004. Net realized losses of $1.2 million were generated primarily from the sale of foreign currency forward contracts and fixed maturity securities as we sought to manage our foreign currency exposures, total investment returns and the duration of our investment portfolios.

As of September 30, 2005, the average duration of our investment portfolio was approximately 2.8 years with an average credit rating of approximately ‘‘AA+’’.

Other income. Other income was $1.9 million for the three months ended September 30, 2005 as compared to $0.3 million for the three months ended September 30, 2004. Other income includes the amortization of deferred revenue relating to assumed environmental liability programs of $1.0 million and amounts recognized on non-traditional insurance and reinsurance contracts of $0.8 million. A more detailed description of these non-traditional contracts is provided under ‘‘—Non-Traditional Contracts’’ below.

Expenses.

Net losses and loss expenses. Net losses and loss expenses were $121.1 million for the three months ended September 30, 2005 an increase of $43.1 million compared to $78.0 million for the three months ended September 30, 2004. The increase in net losses and loss expenses is due to the increase in the number of insurance and reinsurance contracts we entered into, the associated net premiums earned as our insurance and reinsurance portfolios continue to mature and loss and loss expenses incurred. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses during the three months ended September 30, 2005 are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Katrina and Rita. We have received a limited number of claim notifications relating to these hurricanes and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. Our estimate of our exposure to ultimate claim costs associated with these hurricanes based on currently available information is $68.5 million including reinstatement premiums, of which $63.6 million is included in net losses and loss expenses for the three months ended September 30, 2005. The actual amount of losses from the hurricanes may vary significantly from the estimate. In addition to the hurricanes, as of September 30, 2005, we have received a limited amount of significant reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 120.4% for the three months ended September 30, 2005 an increase of 1.4% compared to a total net loss ratio of 119.0% for the three months ended September 30, 2004. The increase in the total net loss ratio is due to the greater magnitude of the natural catastrophies that occurred in the three months ended September 30, 2005 as compared to those that occurred in the three months ended September 30, 2004. However, the extent of the impact of the actual catastrophes in 2005 was mitigated by our purchased retrocessional protection. Changes in our net loss ratios are not unexpected because we are still developing our underwriting portfolios and as such we expect that our net loss ratios may continue to be volatile.

Acquisition expenses. Acquisition expenses were $23.0 million for the three months ended September 30, 2005 an increase of $6.6 million, or 40.0%, compared to $16.4 million for the three months ended September 30, 2004. The increase in acquisition expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the three months ended September 30, 2005 was 22.9% a decrease of 2.2% compared to our acquisition cost ratio of 25.1% for the three months ended September 30, 2004. The decrease is due to four factors. First, our earned premium is now more heavily weighted towards specialty insurance which carries lower acquisition costs than specialty reinsurance. Second, we are paying less fronting costs on our specialty insurance lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business. Third, our ceding commission income that we are recovering on our specialty insurance segment’s reinsurance treaties has increased as a result of the restructuring of those treaties during the second quarter of 2005.

Finally, we pay less commission in our HBW program because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of September 30, 2005, $50.7 million of acquisition expenses on written contracts of insurance and reinsurance that will by amortized in future periods as the premiums written to which they relate are earned.

Direct technical services costs. Direct technical services costs were $13.1 million for the three months ended September 30, 2005 an increase of $7.9 million compared to $5.2 million for the three months ended September 30, 2004 and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues, was approximately 82.0% for the three months ended September 30, 2005, an increase of 14.3% compared to 67.7% for the three months ended September 30, 2004. The increase in direct technical services costs as a percentage of revenues was attributable to a significant increase in the use of subcontractors for environmental projects in 2005 as compared to 2004.

General and administrative expenses. General and administrative expenses were $23.6 million for the three months ended September 30, 2005 an increase of $9.3 million, or 64.9%, compared to $14.3 million for the three months ended September 30, 2004 and were comprised of $13.7 million of personnel related expenses and $9.9 million of other general and administrative expenses. The increase in general and administrative expenses is due primarily to an increase in the number of employees as we grew our lines of business, especially in Europe, and to a lesser extent by increases in auditing, ongoing efforts to achieve Sarbanes-Oxley Section 404 compliance for the year ending December 31, 2005 and information technology development. General and administrative expenses include $21.8 million related to our underwriting segment, including $0.8 million of expenses charged by our technical services segment for information management services provided, and $2.6 million of expenses related to our technical services segment.

Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 18.8% for the three months ended September 30, 2005 an increase of 4.4% compared to 14.4% for the three months ended September 30, 2004 due to the additional number of employees hired and development of our infrastructure as we grew our lines of business during 2005.

Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets was $1.1 million for the three months ended September 30, 2005 an increase of $0.5 million compared to $0.6 million for the three months ended September 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization is due to the purchase of additional fixed assets throughout 2004 and 2005 as we grew our lines of business.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended September 30, 2005, the net valuation allowance increased by approximately $3.7 million, to $18.1 million.

Nine months ended September 30, 2005 and 2004

Results of operations for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	($ in thousands)
Revenues
Gross premiums written	$512,816	$370,428
Net premiums written	$386,206	$312,487
Net premiums earned	$297,040	$149,613
Technical services revenues	31,516	22,580
Net investment income	18,403	9,811
Net realized gains on investments	(789)	665
Net foreign exchange (losses) gains	(336)	85
Other income	5,540	690
Total revenues	351,374	183,444
Expenses
Net losses and loss expenses	(241,102)	(126,176)
Acquisition expenses	(62,718)	(35,885)
Direct technical services costs	(23,993)	(15,442)
General and administrative expenses	(68,427)	(44,700)
Interest expense	(2,971)	—
Depreciation and amortization of intangible assets	(2,879)	(1,397)
Total expenses	(402,090)	(223,600)
Loss before income taxes	(50,716)	(40,156)
Income taxes	482	—
Net loss	$(51,198)	$(40,156)

Revenues.

Substantially all of our revenues were generated by our underwriting subsidiaries in Bermuda, the U.S and Europe. Technical services revenues were derived from the operations of ESC.

Premiums. Gross premiums written were $512.8 million for the nine months ended September 30, 2005, an increase of $142.4 million, or 38.4%, compared to $370.4 million for the nine months ended September 30, 2004. The increase of $142.4 million in gross premiums written reflects growth in all of our business lines except property reinsurance.

We expect during the remainder of 2005 and during 2006 that our insurance gross and net premiums written will continue to grow and that our Lloyd’s syndicate will become a more significant contributor as we focus on continuing to execute our business strategy.

Premiums ceded were $126.6 million for the nine months ended September 30, 2005 an increase of $68.6 million compared to $58.0 million for the nine months ended September 30, 2004. The increase in premiums ceded primarily reflects the increase in our gross premiums written and the reinsurance treaties that we have entered into for our product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. These reinsurance treaties provide us with reinsurance protection on either a quota share, excess of loss treaty or facultative basis for policies written in our insurance product lines of business. The increase in premiums ceded is attributable to a lesser extent to approximately $31.7 million of purchased retrocessional protection, including reinstatement premiums, in our specialty reinsurance segment that is intended to limit our net loss exposures to natural catastrophe events.

Net premiums earned were $297.0 million for the nine months ended September 30, 2005 an increase of $147.4 million, or 98.5%, compared to $149.6 million for the nine months ended September

30, 2004 reflecting the earning of premiums on contracts written during the nine months ended September 30, 2005 and during the year ended December 31, 2004. We expect that our net premiums earned will increase in future periods as our underwriting segments continue to grow and as our existing portfolios mature. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months.

Technical services revenues. Technical services revenues were $31.5 million for the nine months ended September 30, 2005 an increase of $8.9 million, or 39.6%, compared to $22.6 million for the nine months ended September 30, 2004. This increase in technical services revenues is attributable to increased remediation revenues associated with liability transfer projects in Buffalo, New York and Axis, Alabama and an overall increase in labor revenue from existing and new projects.

Net investment income and net realized (losses) gains. Net investment income and net realized (losses) gains totaled $17.6 million for the nine months ended September 30, 2005 an increase of $7.1 million, or 68.1%, compared to $10.5 million for the nine months ended September 30, 2004. The increase of $7.1 million is attributable to the larger amount of invested assets and to a lesser extent by increases in interest rates.

Net investment income was $18.4 million for the nine months ended September 30, 2005 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.3% for the nine months ended September 30, 2005. Net realized losses during the nine months ended September 30, 2005 of $0.8 million were generated primarily from the sale of foreign currency forward contracts and fixed maturity securities as we sought to manage our foreign currency exposure, total investment returns and the duration of our investment portfolios.

Other income. Other income was $5.5 million for the nine months ended September 30, 2005 and includes amounts recognized on non-traditional insurance and reinsurance contracts of $3.2 million and the amortization of deferred revenue relating to assumed environmental liabilities programs of $1.1 million. A more detailed description of these non-traditional contracts is provided under ‘‘—Non-Traditional Contracts’’ below.

Expenses.

Net losses and loss expenses. Net losses and loss expenses were $241.1 million for the nine months ended September 30, 2005 an increase of $114.9 million, or 91.1%, compared to $126.2 million for the nine months ended September 30, 2004. The increase in net losses and loss expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios continue to mature. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. Included in our expected ultimate losses during the nine months ended September 30, 2005 are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Katrina and Rita. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. Our estimate of our exposure to ultimate claim costs associated with these hurricanes based on currently available information is $68.5 million including reinstatement premiums, of which $63.6 million is included in net losses and loss expenses for the nine months ended September 30, 2005. The actual amount of losses from the hurricanes may vary significantly from the estimate. Also included in our expected ultimate losses during the nine months ended September 30, 2005 are reported loss estimates, including $7.5 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line. In addition to the hurricanes, as of September 30, 2005, we have received a limited amount of significant reported losses other than described above. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 81.2% for the nine months ended September 30, 2005 a decrease of 3.1% compared to a total net loss ratio of 84.3% for the three months ended September 30, 2004. The decrease in the total net loss ratio is partially due to the reinsurance protection that we have purchased during 2005 to help limit our net loss exposures to natural catastrophes and also due to the growth in our net earned premiums compared to the nine months ended September 30, 2004. Changes in our net loss ratios are not unexpected because we are still in the developing of our underwriting portfolios and as such we expect that our net loss ratios may continue to be volatile.

Acquisition expenses. Acquisition expenses were $62.7 million for the nine months ended September 30, 2005 an increase of $26.8 million, or 74.8%, compared to $35.9 million for the nine months ended September 30, 2004. The increase in acquisition expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition cost ratio (calculated by dividing acquisition expenses by net premiums earned) for the nine months ended September 30, 2005 was 21.1% a decrease of 2.9% compared to our acquisition cost ratio of 24.0% for the nine months ended September 30, 2004. The decrease is due to four factors. First, our earned premium is now more heavily weighted towards specialty insurance which carries lower acquisition costs than specialty reinsurance. Second, we are paying less fronting costs on our specialty insurance lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business. Third, our ceding commission income that we are recovering on our specialty insurance segment’s reinsurance treaties has increased as a result of the restructuring of those treaties during the second quarter. Finally, we pay less commission in our HBW program because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio.

Direct technical services costs. Direct technical services costs were $24.0 million for the nine months ended September 30, 2005 an increase of $8.6 million, or 55.4%, compared to $15.4 million for the nine months ended September 30, 2004 and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues, was approximately 76.1% for the nine months ended September 30, 2005, an increase of 7.7% compared to 68.4% for the nine months ended September 30, 2004. The increase in direct technical services costs as a percentage of revenues was primarily due to a significant increase in the use of subcontractors for environmental projects in 2005 as compared to 2004.

General and administrative expenses. General and administrative expenses were $68.4 million for the nine months ended September 30, 2005 an increase of $23.7 million, or 53.1%, compared to $44.7 million for the nine months ended September 30, 2004 and were comprised of $41.6 million of personnel related expenses and $26.8 million of other general and administrative expenses. The increase in general and administrative expenses is due primarily to an increase in the number of employees, especially in Europe, as we grew our lines of business and to a lesser extent the build out of our infrastructure and Sarbanes-Oxley Section 404 compliance costs. General and administrative expenses include $63.0 million related to our underwriting segment, including $2.4 million of expenses charged by our technical services segment for information management services provided, and $7.8 million of expenses related to our technical services segment.

Our general and administrative expense ratio (calculated by dividing underwriting related general and administrative expenses by net premiums written) was 16.3% for the nine months ended September 30, 2005 an increase of 3.8% compared to 12.5% for the nine months ended September 30, 2004 due to the additional number of employees hired and development of our infrastructure as we grew our lines of business during 2005.

Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets was $2.9 million for the nine months ended September 30, 2005 an increase of $1.5 million compared to $1.4 million for the nine months ended September 30, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization is due to the purchase of additional fixed assets throughout 2004 and 2005 as we grew our lines of business.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the nine months ended September 30, 2005, the net valuation allowance was approximately $4.7 million.

Results by Operating Segments

Underwriting

We principally provide insurance and reinsurance protection for risks that are often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that require extensive technical underwriting and assessment resources in order to be profitably underwritten. Our underwriting objective is to deploy capital to what we believe are the most attractive lines of business at the most opportune times in order to maximize our risk-adjusted returns on capital. In measuring the performance of our specialty insurance and specialty reinsurance segments, we consider each segment’s net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses. The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums written and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

We allocate indirect corporate general and administrative expenses among each of our segments, including those related to underwriting operations, as described above under ‘‘Segment Information.’’

During the three months ended September 30, 2005, we changed the composition of our reportable segments to aggregate the Lloyd’s operating segment with our specialty insurance reportable segment. We aggregated these segments to reflect that we operate these insurance businesses as one and that the Lloyd’s business is very similar to the insurance business we write in the United States. Our Lloyd’s operations were previously reported as a separate segment. Since our Lloyd’s syndicate was not established until the fourth quarter of 2004, the previously reported segment information, and review thereof, for the three and nine months ended September 30, 2004 is not impacted.

Three months ended September 30, 2005 and 2004

The following table summarizes our net underwriting results and profitability measures for our segments for the three months ended September 30, 2005 and 2004:

Specialty insurance

	Three months ended September 30, 2005	Three months ended September 30, 2004	Change
	($ in thousands)
Gross premiums written	$97,348	$69,518	$27,830
Premiums ceded	(35,258)	(28,285)	(6,973)
Net premiums written	$62,090	$41,233	$(20,857)
Net premiums earned	$51,034	$20,516	$30,518
Other loss	(42)	—	(42)
Net losses and loss expenses	(35,550)	(12,084)	(23,466)
Acquisition expenses	(9,280)	(5,292)	(3,988)
General and administrative expenses	(15,539)	(7,562)	(7,977)
Net underwriting loss	$(9,377)	$(4,422)	$(4,955)
Ratios:
Loss and loss expense ratio	69.7%	58.9%	(10.8)%
Acquisition expense ratio	18.2%	25.8%	7.6%
General and administrative expense ratio	25.0%	18.3%	(6.7)%
Combined ratio	112.9%	103.0%	(9.9)%

Premiums. Gross and net written premiums were $97.3 million and $62.1 million for the three months ended September 30, 2005 compared to $69.5 million and $41.2 million for the three months ended September 30, 2004. The increase in our specialty insurance segment’s gross and net premiums written was due primarily to the contribution of $12.3 million, or 12.6% of the specialty insurance segment’s gross written premium, from our Lloyd’s syndicate and reflects continued growth in nearly all of our insurance business lines. The increase reflects our increasing participation in the insurance marketplace and development of our insurance portfolios.

After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our technical risk property line of business. We did not discontinue or make changes in our program businesses, including our HBW program. In addition, as part of our plan to retain our A.M. Best rating, we intend to reduce or eliminate our exposure in our technical risk property insurance (other than the program business which is included in the technical risk property product line) and property reinsurance lines to address A.M. Best's revised capital requirements associated with this business.

The table below shows gross and net written premiums by product line for the three months ended September 30, 2005 and 2004 whether written on a traditional insurance, programs or structured basis. The gross and net written premium generated by our Lloyd’s syndicate is included in the professional liability product line.

	Three months ended September 30, 2005		Three months ended September 30, 2004
	($ in thousands)
	Gross written premium	Net written premium	Gross written premium	Net written premium
Technical risk property	$41,671	$26,220	$38,697	$21,766
Professional liability	26,907	17,589	13,013	9,916
Environmental liability	17,852	9,847	12,607	6,545
Surety	3,561	2,928	1,677	1,246
Fidelity and crime	2,704	1,241	2,465	701
Trade credit and political risk	1,830	1,442	—	—
Other	1,822	1,822	—	—
Structured insurance	1,001	1,001	1,059	1,059
Total	$97,348	$62,090	$69,518	$41,233

During the three months ended September 30, 2005 we continued to write, in our technical risk property product line, the HBW program, which accounted for approximately $35.9 million, or 86.1%, of the technical risk property line of business and 36.9% of total specialty insurance segment gross written premiums in the three months ended September 30, 2005. The policies in the program are underwritten by third party agent who follows our underwriting guidelines. We believe this agent is an established specialist in this technical field. While we have discontinued the writing of new and most renewal business in our technical risk property line of business, we have not discontinued the programs that are part of the technical risk property line and we expect that the HBW program will continue to contribute substantial net written premiums during the remainder of 2005. We also expect that we will experience further growth and diversification in our other specialty insurance lines of business.

Ceded premiums were $35.3 million during the three months ended September 30, 2005 an increase of $7.0 million compared to $28.3 million for the three months ended September 30, 2004. The increase in ceded premiums reflects the increase in our gross written premiums and the reinsurance treaties that we have entered into for our specialty insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk. Net premiums earned during the three months ended September 30, 2005 were $51.0 million representing the earning and amortization of premiums written and ceded during the year ended December 31, 2004 and the nine months ended September 30, 2005. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other loss. Other loss was negligible for the three months ended September 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts. A more detailed description of these non-traditional contracts is provided under ‘‘—Non-Traditional Contracts’’ below.

Net losses and loss expenses. Net losses and loss expenses were $35.6 million for the three months ended September 30, 2005 an increase of $23.5 million compared to $12.1 million for the three months ended September 30, 2004. The increase of $23.5 million in net losses and loss expenses incurred was due to the growth in the number of insurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. Included in our expected ultimate losses during the three months ended September 30, 2005 are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Katrina and Rita. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. Our estimate of our specialty insurance segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $11.4 million including reinstatement premiums, of which $8.8 million is included in net losses and loss expenses for the three months ended September 30, 2005. The actual amount of losses from the hurricanes may vary significantly from the estimate. In addition to the hurricanes, as of September 30, 2005, we have received a limited amount of significant reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our speciality insurance segment net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 69.7% for the three months ended September 30, 2005 an increase of 10.8% compared to a net loss ratio of 58.9% for the three months ended September 30, 2004. The increase in the specialty insurance segment net loss ratio is due to the loss estimates arising from hurricanes Katrina and Rita described above, which are in part offset by an increase in ceded losses that we are recovering on our specialty insurance segment’s reinsurance treaties. We have received a limited number of other less significant loss notifications in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred which is partially offset by reinsurance recoveries. Changes in our net loss ratios are not unexpected because we are still in the early development stages of our underwriting portfolios and as such we expect that our net loss ratios may continue to be volatile.

Acquisition expenses. Acquisition expenses were $9.3 million for the three months ended September 30, 2005 an increase of $4.0 million compared to $5.3 million for the three months ended September 30, 2004. The increase of $4.0 million in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 18.2% for the three months ended September 30, 2005 a decrease of 7.6% compared to 25.8% for the three months ended September 30, 2004. The reduction in our acquisition expense ratio in the specialty insurance segment is due to the fact that we are paying less fronting costs because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our insurance business and lower acquisition costs on our technical risk property contracts, including the HBW program described above, during the three months ended September 30, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. The reduction in our acquisition expense ratio is also due to ceding commission income that we are earning on the reinsurance treaties that we have entered into for each of our specialty insurance product lines.

General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $15.5 million for the three months ended September 30, 2005 an increase of $7.9 million compared to $7.6 million for the three months ended September 30, 2004. The increase in our general and administrative expense ratio was due to the additional number of employees hired throughout 2004 and 2005 and the continued build out of our infrastructure as we grew our specialty insurance lines of business. As a result, our general and administrative expense ratio increased to 25.0% of net premiums written for the three months ended September 30, 2005 compared to 18.3% for the three months ended September 30, 2004.

Specialty reinsurance

	Three months ended September 30, 2005	Three months ended September 30, 2004	Change
	($ in thousands)
Gross premiums written	$74,194	$47,211	$26,983
Premiums ceded	(20,319)	(2,475)	(17,844)
Net premiums written	$53,875	$44,736	$9,139
Net premiums earned	$49,512	$45,007	$4,505
Other income	865	—	865
Net losses and loss expenses	(85,582)	(65,879)	(19,703)
Acquisition expenses	(13,718)	(11,132)	(2,586)
General and administrative expenses	(6,229)	(4,791)	(1,438)
Net underwriting loss	$(55,152)	$(36,795)	$(18,357)
Ratios:
Loss and loss expense ratio	172.9%	146.4%	(26.5)%
Acquisition expense ratio	27.7%	24.7%	(3.0)%
General and administrative expense ratio	11.6%	10.7%	(0.9)%
Combined ratio	212.2%	181.8%	(30.4)%

Premiums. Gross and net premiums written were $74.2 million and $53.9 million for the three months ended September 30, 2005 compared to $47.2 million and $44.7 of gross and net premiums for the three months ended September 30, 2004. The increase in our specialty reinsurance segment’s net written premiums reflects continued growth in our casualty and marine reinsurance business line which was offset by a decrease in our property reinsurance business line. In addition, during the three months ended September 30, 2005 the increase in our ceded premiums written reflects approximately $20.3 million of purchased retrocessional protection, including reinstatement premiums, in our specialty reinsurance property and marine, technical risk and aviation product lines that is intended to help limit our net loss exposures to our planned net limits and to control our aggregate exposures, predominantly to natural catastophe events. These reinsurance treaties provide us with reinsurance protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business.

After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our property reinsurance line of business. In addition, as part of our plan to retain our A.M. Best rating, we intend to reduce or eliminate our exposure in our technical risk property insurance (other than the program business which is included in the technical risk property product line) and property reinsurance lines to address A.M. Best's revised capital requirements associated with this business. We are also in the process of purchasing additional retrocessional coverage for our marine, technical risk and aviation reinsurance product line to limit our future probable maximum losses.

The table below shows gross and net written premiums by product line whether written on a traditional reinsurance, programs or structured basis:

	Three months ended September 30, 2005		Three months ended September 30, 2004
	($ in thousands)
	Gross written premium	Net written premium	Gross written premium	Net written premium
Casualty	$39,964	$39,964	$17,501	$17,501
Marine, technical risk and aviation	20,869	8,984	10,346	7,871
Property	13,361	4,927	19,364	19,364
Total	$74,194	$53,875	$47,211	$44,736

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Gross premiums written and ceded premiums are earned over the period of each insured risk.

Net premiums earned of $49.5 million reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the nine months ended September 30, 2005.

Other income. Other income was $0.9 million for the three months ended September 30, 2005 and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under ‘‘—Non-Traditional Contracts’’ below.

Net losses and loss expenses. Net losses and loss expenses were $85.6 million for the three months ended September 30, 2005 an increase of $19.7 million compared to $65.9 million for the three months ended September 30, 2004. This increase was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. Included in our expected ultimate losses during the three months ended September 30, 2005 are specific loss estimates on contracts of reinsurance insuring claims arising from hurricanes Katrina and Rita. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. Our estimate of our specialty reinsurance segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $57.1 million including reinstatement premiums, of which $54.7 million is included in net losses and loss expenses for the three months ended September 30, 2005. The actual amount of losses from the hurricanes may vary significantly from the estimate. In addition to the hurricanes during the three months ended September 30, 2005, we have received a limited amount of significant reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our speciality reinsurance segment net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 172.9% for the three months ended September 30, 2005 an increase of 26.5% compared to a net loss ratio of 146.4% for the three months ended September 30, 2004. The increase in the specialty reinsurance segment net loss ratio is due to the greater magnitude of the natural catastrophies that occurred in the three months ended September 30, 2005 as compared to those that occurred in the three months ended September 30, 2004. However, the extent of the impact of the natural catastrophes in 2005 was mitigated by our purchased retrocessional protection. We have received a limited number of other less significant loss notifications in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. Changes in our net loss ratios are not unexpected because we are still developing our underwriting portfolios and as such we expect that our net loss ratios may continue to be volatile.

Acquisition expenses. Acquisition expenses were $13.7 million for the three months ended September 30, 2005 an increase of $2.6 million, or 23.2%, compared to $11.1 million for the three months ended September 30, 2004. The increase in acquisition expenses was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions. Our acquisition expense ratio was 27.7% for the three months ended September 30, 2005 an increase of 3.0% compared to 24.7% for the three months ended September 30, 2004. This increase is primarily due to changes in our mix of business and the type and nature of contracts written and the impact of ceded reinstatement premiums reducing our net earned premium.

General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $6.2 million for the three months ended September 30, 2005, an increase of $1.4 million compared to $4.8 million for the three months ended September 30, 2004. Our general and administrative expense ratio was 11.6% of net premiums written for the three months ended September 30, 2005 an increase of 0.9% compared to 10.7% for the three months ended September 30, 2004 and was primarily due to the additional number of employees hired throughout 2004 and 2005.

Technical services

	Three months ended September 30, 2005	Three months ended September 30, 2004	Change
	($ in thousands)
Technical services revenues	$16,852	$8,246	$8,606
Other income	1,035	74	961
Direct technical services costs	(13,133)	(5,231)	(7,902)
General and administrative expenses	(2,594)	(2,460)	(134)
Net technical services income	$2,160	$629	$1,531

Technical services revenues. Technical services revenues were $16.9 million for the three months ended September 30, 2005, an increase of $8.6 million compared to $8.2 million for the three months ended September 30, 2004. The increase of $8.6 million in technical services revenues is attributable to increased remediation revenues associated with liability transfer projects in Buffalo, New York and Axis, Alabama.

Other income. Other income was $1.0 million for the three months ended September 30, 2005 compared to $0.1 million for the three months ended September 30, 2004. Other income was generated from our environmental liability assumption programs and primarily from a new project in Buffalo, New York, under which we assume specified environmental liabilities. This income represents reimbursements and other remediation amounts relating to the services performed.

Direct technical services costs. Direct technical services costs were $13.1 million for the three months ended September 30, 2005, an increase of $7.9 million, or 151.1%, compared to $5.2 million for the three months ended September 30, 2004. The increase in direct technical services costs was primarily attributable to increased subcontractor expenses which resulted from the Buffalo, New York and Axis, Alabama remediation projects undertaken during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Direct technical services costs, as a percentage of revenue was 77.9% for the three months ended September 30, 2005 compared to 63.4% for the three months ended September 30, 2004. The increase in direct technical services costs as a percentage of revenues was attributable to the significant increase in remediation revenue associated with environmental projects in 2005 as compared to 2004.

General and administrative expenses. Direct and indirect allocated general and administrative expenses were $2.6 million for the three months ended September 30, 2005 an increase of $0.1 million, or 5.4% compared to $2.5 million for the three months ended September 30, 2004. The increase is attributable to increased staffing levels and higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts.

Nine months ended September 30, 2005 and 2004

The following table summarizes our net underwriting results and profitability measures for our segments for the nine months ended September 30, 2005 and 2004:

Specialty insurance

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Change
	($ in thousands)
Gross premiums written	$299,059	$175,389	$123,670
Premiums ceded	(94,944)	(55,466)	(39,478)
Net premiums written	$204,115	$119,923	$84,192
Net premiums earned	$141,026	$42,148	$98,878
Other income	787	—	787
Net losses and loss expenses	(92,200)	(23,098)	(69,102)
Acquisition expenses	(23,213)	(10,451)	(12,762)
General and administrative expenses	(45,523)	(23,607)	(21,916)
Net underwriting loss	$(19,123)	$(15,008)	$(4,115)
Ratios:
Loss and loss expense ratio	65.4%	54.8%	(10.6)%
Acquisition expense ratio	16.5%	24.8%	8.3%
General and administrative expense ratio	22.3%	19.7%	(2.6)%
Combined ratio	104.2%	99.3%	(4.9)%

Premiums. Gross and net written premiums were $299.1 million and $204.1 million for the nine months ended September 30, 2005 compared to $175.4 million and $119.9 million for the nine months ended September 30, 2004. The increase in our specialty insurance segment’s gross and net premiums written was due primarily to the contribution of $53.2 million, or 17.8%, of the specialty insurance segment’s gross written premium, from our Lloyd’s syndicate and continued growth in all of our insurance business lines. The increase reflects our increasing participation in the insurance marketplace and development of our insurance portfolios and is consistent with our strategy to grow our specialty insurance product lines.

After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our technical risk property line of business. We did not discontinue or make changes in our program businesses, including our HBW program. In addition, as part of our plan to retain our A.M. Best rating, we intend to reduce or eliminate our exposure in our technical risk property insurance (other than the program business which is included in the technical risk property product line) and property reinsurance lines to address A.M. Best's revised capital requirements associated with this business.

The table below shows gross written premiums by product line for the nine months ended September 30, 2005 and 2004 whether written on a traditional insurance, programs or structured basis. The gross and net written premium generated by our Lloyd’s syndicate is included in the professional liability product line.

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	($ in thousands)
	Gross written premium	Net written premium	Gross written premium	Net written premium
Technical risk property	$143,274	$94,646	$106,234	$75,820
Professional liability	94,970	70,797	28,089	20,361
Environmental liability	33,431	19,216	30,798	17,525
Fidelity and crime	10,253	5,464	6,976	3,477
Surety	9,195	7,046	2,233	1,681
Trade credit and political risk	5,010	4,020	—	—
Other	1,822	1,822	—	—
Structured insurance	1,104	1,104	1,059	1,059
Total	$299,059	$204,115	$175,389	$119,923

During the nine months ended September 30, 2005 we continued to write, in our technical risk property product line, the HBW program, which accounted for approximately $129.3 million, or 90.3%, of the technical risk property line of business and 43.2% of total specialty insurance segment gross written premiums in the nine months ended September 30, 2005. We are no longer writing business in our technical risk property line other than the programs that are part of that line, including the HBW program. The policies in the program are underwritten through a third party agent which follows our underwriting guidelines. We believe that this third party is an established specialist in this technical field. We expect that this program will continue to contribute substantial net written premiums during the remainder of 2005 and that we will experience further growth and diversification in our other specialty insurance lines of business. Our HBW gross premiums written during the nine months ended September 30, 2005 are summarized in the table below by specialty risk class.

($ in million)
Casualty	$108.6
Warranty*	12.2
Property	8.5
Total	$129.3

*	Warranty is written as reinsurance.

Approximately 43.2% of our specialty insurance segment gross written premiums of $299.1 million were generated through our HBW program. The remaining 56.8% of our specialty insurance segment gross written premiums were generated through a significant number of brokers, one of which accounted for 11.5% of our total specialty insurance segment gross written premiums. No other brokers accounted for more than 10% of our total specialty insurance segment gross written premiums.

Ceded premiums were $94.9 million during the nine months ended September 30, 2005, an increase of $39.4 million compared to $55.5 million for the nine months ended September 30, 2004. The increase in ceded premiums reflects the increase in our gross written premiums and the reinsurance treaties that we have entered into for our specialty insurance product lines in order to limit our net loss exposures to our planned net limits and to control our aggregate exposures to particular classes of risk.

Net premiums earned during the nine months ended September 30, 2005 were $141.0 million representing the earning and amortization of premiums written and ceded during the year ended

December 31, 2004 and the nine months ended September 30, 2005. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for one year.

Other income. Other income was $0.8 million for the nine months ended September 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts. A more detailed description of these non-traditional contracts is provided under ‘‘—Non-Traditional Contracts’’ below.

Net losses and loss expenses. Net losses and loss expenses were $92.2 million for the nine months ended September 30, 2005 an increase of $69.1 million compared to $23.1 million for the nine months ended September 30, 2004. The increase of $69.1 million in net losses and loss expenses incurred was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. Included in our expected ultimate losses during the three months ended September 30, 2005 are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from hurricanes Katrina and Rita. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. Our estimate of our specialty insurance segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $11.4 million including reinstatement premiums, of which $8.8 million is included in net losses and loss expenses for the nine months ended September 30, 2005. The actual amount of losses from the hurricanes may vary significantly from the estimate. Also included in our expected ultimate losses during the nine months ended September 30, 2005 is $7.5 million related to damages from a ruptured oil pipeline in California which occurred during the first quarter of 2005 and that was covered by an insurance contract issued by our environmental liability product line. In addition to the hurricane losses, as of September 30, 2005, we have received a limited amount of significant reported losses, other than as described above. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our specialty insurance segment net loss ratio was 65.4% for the nine months ended September 30, 2005 compared to 54.8% for the nine months ended September 30, 2004. The increase in our specialty insurance loss ratio is due to the losses arising from hurricanes Katrina and Rita and our environmental loss described above. We have received a limited number of other less significant loss notifications in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses. Acquisition expenses were $23.2 million for the nine months ended September 30, 2005 an increase of $12.7 million compared to $10.5 million for the nine months ended September 30, 2004. The increase of $12.7 million in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 16.5% for the nine months ended September 30, 2005 a decrease of 8.3% compared to 24.8% for the nine months ended September 30, 2004. The reduction in our acquisition expense ratio in the specialty insurance segment is primarily due to the fact that we are paying less fronting costs because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our insurance business, to the acquisition costs on our HBW program, being lower during the nine months ended September 30, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. The reduction in our acquisition expense ratio is also due to ceding commission income that we are earning on the reinsurance treaties that we have entered into for our specialty insurance product lines.

General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $45.5 million for the nine months ended September 30, 2005, an increase of $21.9 million compared to $23.6 million for the nine months ended September 30, 2004. The increase in our general and administrative expense ratio was due to the additional number of employees hired throughout 2004 and 2005 as we grew our specialty insurance lines of business and developed our infrastructure.

Our general and administrative expense ratio was 22.3% of net premiums written for the nine months ended September 30, 2005 an increase of 2.6% compared to 19.7% for the nine months ended September 30, 2004.

Specialty reinsurance

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Change
	($ in thousands)
Gross premiums written	$213,757	$195,039	$18,718
Premiums ceded	(31,666)	(2,475)	(29,191)
Net premiums written	$182,091	$192,564	$(10,473)
Net premiums earned	$156,014	$107,465	$48,549
Other income	2,413	—	2,413
Net losses and loss expenses	(149,034)	(103,078)	(45,956)
Acquisition expenses	(39,505)	(25,434)	(14,071)
General and administrative expenses	(17,527)	(15,364)	(2,163)
Net underwriting income	$(47,639)	$(36,411)	$(11,228)
Ratios:
Loss and loss expense ratio	95.5%	95.9%	0.4%
Acquisition expense ratio	25.3%	23.7%	(1.6)%
General and administrative expense ratio	9.6%	8.0%	(1.6)%
Combined ratio	130.4%	127.6%	(2.8%)

Premiums. Gross and net premiums written were $213.8 million and $182.1 million for the nine months ended September 30, 2005 compared to $195.0 million of gross and $192.6 of net premiums for the nine months ended September 30, 2004. The increase in our specialty reinsurance segment’s gross written premium reflects continued growth in our casualty and marine reinsurance product line offset by an decrease in our property reinsurance business line. The decrease in our net written premium reflects approximately $31.7 million in purchased retrocessional protection, including reinstatement premiums, that is intended to limit our net loss exposures to natural catastrophe events. These reinsurance treaties provide us with reinsurance protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business.

After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our property reinsurance line of business. In addition, as part of our plan to retain our A.M. Best rating, we intend to reduce or eliminate our exposure in our technical risk property insurance (other than the program business which is included in the technical risk property product line) and property reinsurance lines to address A.M. Best's revised capital requirements associated with this business. We are also in the process of purchasing additional retrocessional coverage for our marine, technical risk and aviation reinsurance product line to limit our future probable maximum losses.

The table below shows gross and net written premiums by product line whether written on a traditional reinsurance, programs or structured basis:

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	($ in thousands)
	Gross written premium	Net written premium	Gross written premium	Net written premium
Casualty	$90,289	$90,289	$62,909	$62,909
Property	78,773	63,372	97,438	97,438
Marine, technical risk and aviation	44,695	28,430	34,236	31,761
Structured reinsurance	—	—	456	456
Total	$213,757	$182,091	$195,039	$192,564

Our property reinsurance gross premiums written during the nine months ended September 30, 2005 are summarized in the table below by risk class.

Homeowners and commercial property	86.7%
Crop hail	13.3%
Total	100.0%

Our homeowners and commercial property risk class, which includes a single treaty covering property risks of small regional accounts throughout the U.S., accounted for approximately 86.7% of our total property reinsurance gross premiums written during the nine months ended September 30, 2005. Our crop hail category covers crops throughout the U.S.

Our property premiums written include contracts written on excess of loss and quota share bases. Of our total property reinsurance gross premiums written for the nine months ended September 30, 2005, 28.1% represents excess of loss contracts that we believe are exposed to losses from natural catastrophe events worldwide. The majority of our property quota share contracts are exposed to natural perils, including natural catastrophes.

Our casualty reinsurance gross premiums written during the nine months ended September 30, 2005 are summarized in the table below by risk class.

Directors and officers’ liability	26.4%
Other	73.6%
Total	100.0%

Our casualty reinsurance gross premiums written included in our ‘‘other’’ casualty category, was spread across 22 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the nine months ended September 30, 2005.

Our marine, technical risk and aviation reinsurance gross premiums written during the nine months ended September 30, 2005 are summarized in the table below by risk class.

Ocean marine	86.3%
Aviation	13.7%
Total	100.0%

Approximately 38.6%, 22.4% and 11.6% of our reinsurance segment gross written premiums were generated through Guy Carpenter & Company, Inc., a subsidiary of Marsh McLennan, and through Benfield Group and Rattner MacKenzie.

Gross reinsurance premiums written are being earned over the periods of reinsured or underlying insured risks which are typically one year. Ceded premiums were $31.7 million during the nine months ended September 30, 2005 under the reinsurance treaties we purchased for our property and marine, technical risk and aviation product lines. Gross premiums written and ceded premiums are earned over the period of each insured risk.

Net premiums earned of $156.0 million reflect the earning of premiums on contracts written during the year ended December 31, 2004 and during the nine months ended September 30, 2005.

Other income. Other income was $2.4 million for the nine months ended September 30, 2005 and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under ‘‘—Non-Traditional Contracts’’ below.

Net losses and loss expenses. Net losses and loss expenses were $149.0 million for the nine months ended September 30, 2005 an increase of $45.9 million, or 44.6%, compared to $103.1 million for the nine months ended September 30, 2004. The increase of $45.9 million in net losses and loss expenses incurred was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. Included in our expected ultimate losses during the nine months ended September 30, 2005 are specific loss estimates on contracts of reinsurance insuring claims arising from hurricanes Katrina and Rita. We have received a limited number of claim notifications and our preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. Our estimate of our specialty reinsurance segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $57.1 million including reinstatement premiums, of which $54.7 million is included in net losses and loss expenses for the nine months ended September 30, 2005. The actual amount of losses from the hurricanes may vary significantly from the estimate. In addition to the hurricane losses, as of September 30, 2005, we have received a limited amount of significant reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our speciality reinsurance segment net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 95. 5% for the nine months ended September 30, 2005 a decrease of 0.4% compared to a net loss ratio of 95.9% for the nine months ended September 30, 2004. The decrease in the specialty reinsurance segment net loss ratio is in part due to the reinsurance protection that we have purchased during 2005 to limit our net loss exposures to natural catastrophes and also due to the growth in our net earned premiums compared to the nine months ended September 30, 2005. We have received a limited number of other less significant loss notifications in our specialty insurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred, which is partially offset by reinsurance recoveries. Changes in our net loss ratios are not unexpected because we are still in the early development stages of our underwriting portfolios and as such we expect that our net loss ratios may continue to be volatile.

Acquisition expenses. Acquisition expenses were $39.5 million for the nine months ended September 30, 2005 an increase of $14.1 million, or 55.3%, compared to $25.4 million for the nine months ended September 30, 2004. The increase in acquisition expenses was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 25.3% for the nine months ended September 30, 2005, an increase of 1.6% compared to 23.7% for the nine months ended September 30, 2004. The increase reflects certain contracts with higher commission rates that were written during the second and third quarters of 2005 in our property and casualty reinsurance product lines and the impact of ceded reinstatements reducing our specialty reinsurance segment’s net earned premium.

General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $17.5 million for the nine months ended September 30, 2005 an increase of $2.1 million compared to $15.4 million for the nine months ended September 30, 2004. Our general and administrative expense ratio was 9.6% of net premiums written for the nine months ended September 30, 2005 an increase of 1.6% compared to 8.0% for the nine months ended September 30, 2004 and was due to the decrease in our net premiums written.

Technical services

Nine months ended September 30, 2005 and 2004

	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Change
	($ in thousands)
Technical services revenues	$34,107	$24,123	$9,984
Other income	1,788	351	1,437
Direct technical services costs	(23,993)	(15,442)	(8,551)
General and administrative expenses	(7,836)	(7,272)	(564)
Net technical services income	$4,066	$1,760	$2,306

Technical services revenues. Technical services revenues were $34.1 million for the nine months ended September 30, 2005, an increase of $10.0 million, or 41.4%, compared to $24.1 million for the nine months ended September 30, 2004. The increase of $10.0 million in technical services revenues is primarily attributable to increased remediation revenues associated with liability transfer projects in Buffalo, New York and Axis, Alabama and an overall increase in labor revenue from existing and new projects.

Other income. Other income was $1.8 million for the nine months ended September 30, 2005 as compared to $0.4 million for the nine months ended September 30, 2004. Other income was generated from our liability assumption programs, including a new project in Buffalo, New York and implementation of construction in Axis, Alabama, under which we assume specified environmental liabilities. This income represents fees, reimbursements and other remediation amounts relating to the services performed.

Direct technical services costs. Direct technical services costs were $24.0 million for the nine months ended September 30, 2005, an increase of $8.6 million, or 55.4%, compared to $15.4 million for the nine months ended September 30, 2004. The increase in direct technical services costs was primarily attributable to increased direct subcontractor expenses which resulted from the Buffalo, New York and Axis, Alabama remediation projects undertaken during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Direct technical services costs, as a percentage of revenue was 70.3% for the nine months ended September 30, 2005 compared to 64.0% for the nine months ended September 30, 2004, reflecting a significant increase in remediation revenues associated with environmental projects in 2005 as compared to 2004.

General and administrative expenses. Direct and indirect allocated general and administrative expenses were $7.8 million for the nine months ended September 30, 2005, an increase of $0.5 million, or 7.8% compared to $7.3 million for the nine months ended September 30, 2004. The increase is attributable to increased staffing levels, higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts, and professional fees associated with the environmental liability assumption program in Buffalo, New York.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and technical services operations. As of September 30, 2005, we had operations in Bermuda, the U.S., Ireland and the U.K., including Syndicate 4000 at Lloyd’s.

As a holding company, we will have continuing funding needs for general corporate expenses, the payment of principal and interest on current and future borrowings, taxes, and the payment of other obligations. Funds to meet these obligations will come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiaries. The ability of our operating subsidiaries to make these payments is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, that some of our subsidiaries maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us. As of September 30, 2005, Quanta Bermuda could contribute approximately $76 million to Quanta Holdings’ without regulatory approval.

Financial condition

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

Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $720.4 million as of September 30, 2005 compared to $559.4 million at December 31, 2004. The market value of our investment portfolio was $759.2 million, of which $701.8 million related to available-for-sale fixed maturity investments, $18.6 million related to short-term investments and $38.8 million to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company LLC, JP Morgan Investment Management Inc. and Deutsche Asset Management. Custodians of our externally managed investment portfolios are JP Morgan Chase Bank N.A., Citibank N.A. and Comerica Incorporated.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. As of September 30, 2005, all of the fixed maturity investments were investment grade, with a weighted average credit rating of ‘‘AA+’’ based on ratings assigned by S&P. Our cash and cash equivalents totaled $144.8 million as of September 30, 2005 compared to $75.3 million at December 31, 2004. The increase in our available-for-sale investments and cash and cash equivalents is primarily due to the growth in our premiums written during the nine months ended September 30, 2005, the issuance of $21.6 million of Junior Subordinated Debentures, and $20.0 million proceeds from the sale of a mortality-risk-linked security, partially offset by claims notifications and associated loss payments we have made up to and including September 30, 2005. We expect that our fixed maturity investments and cash and cash equivalent balances will continue to increase during the fourth quarter of 2005 subject to continuing to pay loss and loss expenses related to reported claims, particularly those arising from the hurricane events during the third quarter of 2005.

We also limit our exposure to any single issuer to 5% or less of the total portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of September 30, 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 1% of the aggregate market value of the externally managed portfolios.

Included in our cash and cash equivalents and investments at September 30, 2005 is $108.2 million that is held by Lloyd’s to support our underwriting activities, $128.9 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $170.2 million that is pledged as collateral for letters of credit, $29.6 million that is on deposit with, or has been pledged to, U.S. state insurance departments and $52.9 million held in trust funds that are related to our deposit liabilities.

At September 30, 2005, all fixed maturity investments were investment grade with 81.8% of the market value rated AA− or better by an internationally recognized rating agency, with an overall weighted average rating of AA+ based on ratings assigned by Standard & Poor’s. Our risk management strategy and investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer.

As of September 30, 2005, mortgage-backed securities constituted 34.5% of the market value of our investment portfolio. The fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment or extension risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage backed securities are prepaid more quickly, requiring us to invest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any re-financing of the outstanding capital.

Corporate debt securities constitute 24.1% of our invested assets as of September 30, 2005. The principal risk associated with corporate debt securities is the potential loss of income and potential realized and unrealized principal losses due to insolvencies and deteriorating credit.

At September 30, 2005, the average duration of our investment portfolio was approximately 2.8 years. The duration of an investment is based on the maturity of the security and also reflects the payment of interest and the possibility of early principal payment of such security. We seek to utilize investment benchmarks that reflect this duration target. Management periodically revises our investment benchmarks based on business and economic factors, including the average duration of our potential liabilities.

The amortized cost or cost, fair value and related gross unrealized gains and losses of fixed maturity and short-term investments as of September 30, 2005 and December 31, 2004 are as follows:

September 30, 2005	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
Fixed maturities:
U.S. government and government agencies	$274,379	$105	$(2,807)	$271,677
Foreign governments	9,557	198	(241)	9,514
Tax-exempt municipal	4,708	—	(23)	4,685
Corporate	161,543	70	(2,018)	159,595
Asset-backed securities	28,084	15	(360)	27,739
Mortgage-backed securities	231,373	35	(2,783)	228,625
Total fixed maturities	$709,644	$423	$(8,232)	$701,835
Short-term investments	18,476	125	(10)	18,591
Total available-for-sale investments	$728,120	$548	$(8,242)	$720,426
Trading
Fixed maturities:
Tax exempt municipal	$5,269	$—	$—	$5,269
Corporate	23,079	—	—	23,079
Asset-backed securities	4,833	—	—	4,833
Mortgage-backed securities	5,355	—	—	5,355
Total fixed maturities	$38,536	$—	$—	$38,536
Short-term investments	246	—	—	246
Total trading investments	$38,782	$—	$—	$38,782
Total investments	$766,902	$548	$(8,242)	$759,208

December 31, 2004	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
Fixed maturities:
U.S. government and government agencies	$227,024	$641	$(860)	$226,805
Foreign governments	16,704	735	(10)	17,429
Tax-exempt municipal	4,116	121	(3)	4,234
Corporate	134,221	833	(1,152)	133,902
Asset-backed securities	20,315	6	(170)	20,151
Mortgage-backed securities	152,727	399	(618)	152,508
Total fixed maturities	$555,107	$2,735	$(2,813)	$555,029
Short-term investments	4,562	115	(276)	4,401
Total available-for-sale investments	$559,669	$2,850	$(3,089)	$559,430
Trading
Fixed maturities:
Tax-exempt municipal	$538	$—	$—	$538
Corporate	31,309	—	—	31,309
Asset-backed securities	1,382	—	—	1,382
Mortgage-backed securities	6,759	—	—	6,759
Total fixed maturities	$39,988	$—	$—	$39,988
Short-term investments	504	—	—	504
Total trading investments	$40,492	$—	$—	$40,492
Total investments	$600,161	$2,850	$(3,089)	$599,922

Contractual maturities of our fixed maturities as of September 30, 2005 and December 31, 2004 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2005	Amortized cost or cost	Fair value
Fixed maturities:
Due in one year or less	$64,559	$64,332
Due after one year through five years	305,086	301,473
Due after five years through 10 years	93,317	92,691
Due after 10 years	34,295	34,160
Total fixed maturities	$497,257	$492,656
Mortgage and asset-backed securities	269,645	266,552
Total	$766,902	$759,208

December 31, 2004	Amortized cost or cost	Fair value
Fixed maturities:
Due in one year or less	$58,428	$73,050
Due after one year through five years	309,500	294,700
Due after five years through 10 years	41,793	42,041
Due after 10 years	9,257	9,331
Total fixed maturities	$418,978	$419,122
Mortgage and asset-backed securities	181,183	180,800
Total	$600,161	$599,922

Credit ratings of our fixed maturities as of September 30, 2005 and December 31, 2004 are shown below.

	September 30, 2005		December 31, 2004
Ratings *	Amortized cost or cost	Percentage	Amortized cost or cost	Percentage
AAA	$580,960	75.8%	$425,209	70.8%
AA	45,997	6.0%	17,793	3.0%
A	104,623	13.6%	78,743	13.1%
BBB	35,322	4.6%	78,416	13.1%
Total	$766,902	100.0%	$600,161	100.0%

*	ratings as assigned by Standard & Poor’s Corporation

The components of net investment income for the period to September 30, 2005 and the year ended December 31, 2004 were derived from the following sources:

	Nine months ended September 30, 2005	Year ended December 31, 2004
Fixed maturities	$19,206	$16,862
Cash, cash equivalents and short-term investments	1,198	1,494
Gross investment income	20,404	18,356
Net amortization of discount / premium	(901)	(2,949)
Investment expenses	(1,100)	(1,100)
Net investment income	$18,403	$14,307

Our insurance and reinsurance premiums receivable balances totaled $172.1 million as of September 30, 2005 compared to $146.8 million at December 31, 2004. The increase in premiums receivable reflects our growth across the specialty insurance segment during the nine months ended September 30, 2005 and the associated increase in the level of premiums written. Included in our premiums receivable are approximately $135.7 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of September 30, 2005, based on our review of the remaining balance of $36.4 million, which represents premiums installments that are currently due, there are no individually significant balances that are delinquent or uncollectible.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $50.7 million and $288.7 million, as of September 30, 2005 compared to $41.5 million and $200.5 million as of December 31, 2004. These increases are due to the growth in our premiums written during the nine months ended September 30, 2005. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $317.2 million as of September 30, 2005 compared to $146.3 million as of December 31, 2004. The increase in our net loss and loss expense reserves reflects the growth in our business, the associated insured risks we assumed during the nine months ended September 30, 2005 and include our initial estimate of unpaid loss expenses totaling $63.6 million relating to hurricanes Katrina and Rita, our remaining unpaid loss expenses totaling $7.6 million relating to hurricanes Charley, Frances, Ivan and Jeanne and $1.8 million relating to the environmental claim that we incurred during the nine months ended September 30, 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. As of September 30, 2005 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our estimate of our reserves for losses and loss adjustment expenses of $317.2 million is net of reinsurance recoverable of $152.8 million. The increase in our reinsurance recoverable balance reflects the growth in our business, and include our initial estimate of unpaid loss expenses recoverable totaling $90.9 million relating to hurricanes Katrina and Rita and $2.0 million recoverable from reinsurers relating to the environmental claim that we incurred during the nine months ended September 30, 2005. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk the Company is subject to. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. The average credit rating of the Company’s reinsurers as of September 30, 2005 is A (Excellent) by A.M. Best. The largest concentration of loss and loss adjustment expenses recoverable from reinsurers at September 30, 2005 was approximately 19% and is due from Everest Reinsurance Ltd., a reinsurer rated A+ (Superior) by A.M. Best. In addition, approximately 18% of the Company’s loss and loss adjustment expenses recoverable from reinsurers are due from various Lloyd’s syndicates which are rated A (Excellent) by A.M. Best. Less than 7% of the Company’s loss and loss adjustment expenses recoverable from reinsurers are due from reinsurers that are rated below A− (Excellent). Less than 4% of the Company’s loss and loss adjustment expenses recoverable from reinsurers are due from reinsurers that are rated below A− (Excellent) and are not collateralized.

Our shareholders’ equity was $372.2 million as of September 30, 2005 compared to $430.9 million as of December 31, 2004, reflecting an decrease of $58.7 million that was primarily related to our net loss of $51.2 million for the nine months ended September 30, 2005 and a net change in unrealized losses on our investment portfolios of $7.8 million during the nine months ended September 30, 2005. As of September 30, 2005, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $18.1 million. These deferred tax assets were generated primarily from net operating losses. As a company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

    Liquidity

    Operating Cashflow

We generated net operating cash flow of approximately $206.1 million during the nine months ended September 30, 2005, primarily related to premiums and investment income received and offset by loss and loss expenses as well as general and administrative expenses paid. In addition, we also generated net proceeds from the issuance of Junior Subordinated Debentures of $19.6 million. During the same period, we invested net cash of $159.2 million in our investment assets and, as of September 30, 2005, had net cash and cash equivalent balances of $99.2 million. Included in our cash and cash equivalents and investments is $108.2 million that is held by Lloyd’s to support our underwriting activities, $128.9 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $170.2 million that is pledged as collateral for letters of credit, $29.6 million that is on deposit with, or has been pledged to, U.S. state insurance departments and $52.9 million held in trust funds that are related to our deposit liabilities. Our cash flows from operations for the nine months ended September 30, 2005 provided us with sufficient liquidity to meet operating cash requirements during that period.

    Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties.

On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement, dated July 11, 2005, providing for a secured bank letter of credit facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. As of September 30, 2005, we had $170.2 million of secured letters of credit issued and outstanding under the facility. As of September 30, 2005, we have not made any borrowings under the revolving credit facility. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and the absence of material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers.

The credit agreement has certain financial covenants, including a leverage ratio (consolidated indebtedness to consolidated total capital) of not greater than 0.35 to 1, a minimum consolidated net worth of at least $301 million which shall be increased immediately following the last day of each fiscal quarter by an amount equal to 50% of the net income of the Company and its Subsidiaries and maintenance of the Company’s insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. A ratings downgrade below B++ would also create an event of default under the credit agreement which would require collateralization of a portion or all of the secured letter of credit we issued. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The facility terminates on July 11, 2008. We may also enter into other credit facilities to support portions of our business.

On February 24, 2005, we participated in a private placement of $20.0 million of floating rate capital securities (the ‘‘Trust Preferred Securities’’) issued by Quanta Capital Statutory Trust II (‘‘Quanta Trust II’’), a subsidiary Delaware trust formed on February 24, 2004. The Trust Preferred Securities mature on September 15, 2035, are redeemable at our option at par beginning September 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate (‘‘LIBOR’’) plus 350 basis points. Quanta Trust II used the proceeds from the sale of the Trust Preferred Securities and the issuance of its common securities to purchase $20.6 million of junior subordinated debt securities, due March 15, 2035, in the principal amount of $20.6 million issued by us (the ‘‘Trust II Debentures’’). We are using the net proceeds of $19.6 million, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction, from the sale of the Trust II Debentures to Quanta Trust II for working capital purposes and to support the growth of our business.

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

We paid additional gross claims of $11.6 million during the first nine months of 2005 relating to the environmental claim and the hurricane events of 2004. We expect that our cash requirements for the payment of these and other claims will be significant in future periods as we receive and settle claims, including those relating to these specific claims and in particular, claims related to the hurricanes that occurred in 2005.

We incurred capital expenditures of $3.1 million during the nine months ended September 30, 2005 related primarily to the purchase and development of information technology assets. During the remainder of 2005, we expect capital expenditures principally relating to information systems, furniture and fixtures and leasehold improvements to be less than $10 million. We expect to fund these capital expenditures through cash provided by our operating activities.

In addition to these cash requirements, under the purchase agreement with ESC, we will be required to pay ESC's former shareholders an earn-out payment if ESC achieves specified EBITDA targets. EBITDA generally is defined to mean earnings before interest, taxes, depreciation and amortization. Under the earn-out arrangements, if EBITDA for the two-year period ending December 31, 2005 is $7.5 million or greater, we will be required to pay an earn-out payment of $5.0 million. If EBITDA is greater than $7.0 million and less than $7.5 million, then we will be required to pay a pro rata portion of the $5.0 million. Although we will not be able to determine whether ESC will achieve these EBITDA targets until after December 31, 2005, we currently anticipate that the earn-out payment will be $5.0 million.

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

While we had sufficient liquidity to pay the losses we experienced in the past hurricane season, we intend to raise additional funds to meet A.M. Best’s capital requirements, to further expand our business strategy, enter new lines of business and to a lesser extent to manage our expected growth. To that end, we have filed a shelf registration statement on Form S-3 with the SEC on October 26, 2005, which was declared effective by the SEC on November 2, 2005. Quanta Holdings and certain statutory trusts may issue, from time to time, in one or more offerings up to $125 million of trust preferred securities or preferred securities or a combination of both. To effect any such sale from time to time, we will file one or more supplements to the prospectus contained in the registration statement, which will provide details of any proposed offering. As part of our plan to retain our A.M. Best rating, we would seek to raise capital to increase our available rated capital, which may be accomplished by various methods, including the issuance of debt, equity and/or other securities, in a private or public offering. At this time, we are not able to quantify the amount of additional capital we may raise or will require in the future or predict the timing of any other future capital needs. Any future equity or debt financing, if available at all, may be on terms that are not favorable to us. If we raise capital through equity financings, your interest in our company will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of the shares that are currently issued and outstanding. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If we cannot obtain adequate capital on a timely basis, our business, financial condition and results of operations will be adversely affected.

Commitments

We have contractual obligations relating to commitments under the trust preferred securities and non-cancelable operating leases for property and office equipment described above under ‘‘Liquidity’’ as of September 30, 2005 as follows:

	Payments due by period
Contractual obligations ($000’s)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$61,857	$—	$—	$—	$61,857
Interest on long-term debt obligations (1)	135,125	4,419	8,837	8,837	113,032
Operating lease obligations	41,988	4,712	8,151	6,299	22,826
Total	$238,970	$9,131	$16,988	$15,136	$197,715

(1)	The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at September 30, 2005 on the facility.

Off-balance sheet arrangements

Other than as described under ‘‘Liquidity’’ related to our Trust Preferred Securities offerings through the Quanta Capital Statutory Trust I (‘‘Quanta Trust I’’) and Quanta Trust II (together ‘‘Quanta Trust I and II’’), as of September 30, 2005, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuers of the Trust Preferred Securities and variable interest entities, since we are not the primary beneficiary of Quanta Trust I or II. As of September 30, 2005, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of $58.4 million from the sale of the Debentures to Quanta Trust I and II will be used for working capital purposes and to support the growth of our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under ‘‘Commitments.’’ The Debentures are redeemable at the Company’s option at par beginning March 15, 2010.

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

In all of the jurisdictions in which we operate insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We capitalize our insurance operations in excess of the minimum regulatory requirements so that we may maintain adequate financial ratings. Generally, a higher financial rating creates a higher demand for insurance products. A higher financial rating will enable us both to write more business and to be more selective in the business we underwrite. Accordingly, allocation of capital sufficient to achieve business objectives is a critical aspect of any insurance organization, particularly an insurance operation with a limited operating history such as ours.

Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our expected levels of business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

A. M. Best placed Quanta Reinsurance Ltd. and its subsidiaries and Quanta Europe Ltd. under review with negative implications. We have been working closely with A.M. Best to understand the different capital requirements it now has for our various product lines, the capital adequacy ratio associated with these product lines at the ‘‘A−’’ (excellent) level, and its view of our available capital that includes their assessment of the probable maximum loss exposures associated with specified lines of our business. We believe these factors are the main drivers of the capital requirements that A.M. Best places on us. Based on that understanding, we believe we have developed a plan designed to retain our current rating of ‘‘A−’’ (excellent) which has two key elements as described above. Upon implementation of the plan, based on our discussions with A.M. Best, we believe that A.M. Best will conclude its review and initially ascribe a negative outlook to the affirmation of our current "A–" (excellent) rating.

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

As described under ‘‘Liquidity’’ above we entered into a secured bank credit facility with a syndicate of lenders that allows us to provide to our insured clients up to $250 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of September 30, 2005, we had $170.2 million of secured letters of credit issued and outstanding under the facility.

If we fail to maintain adequate letter of credit facilities, and are unable to otherwise provide the necessary security, U.S. insurance companies may be less willing to purchase our reinsurance products, which could have a material adverse effect on our results of operations.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers. S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (in liquidation). The objective of S&P and A.M. Best's ratings systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect our ability to pay policyholder claims and are not applicable to our securities, nor are they a recommendation to buy, sell or hold our shares. These ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of, S&P and A.M. Best.

We have received a rating of ‘‘A−’’ (excellent) from A.M. Best, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We have not been rated by any rating agency other than A.M. Best.

On October 5, 2005, A.M. Best placed Quanta Reinsurance Ltd. and its subsidiaries and Quanta Europe under review with negative implications. Although we believe we have developed a plan based on our understanding of A.M. Best’s requirement as more fully described above, we cannot assure you that we will be able to maintain this rating. A ratings downgrade would result in a substantial loss of business and business opportunities as insureds and ceding companies purchase insurance from companies with higher claims-paying and financial strength ratings instead of from us and our access to reinsurance could be limited, which factors would have a material adverse effect on business.

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

During the three and nine months ended September 30, 2005, we recognized in ‘‘other income’’ $0.9 million and $2.7 million of fees and revenues relating to non-traditional contracts which we accounted for using the deposit method. If these contracts transferred risk as determined by Statement of Financial Accounting Standards (‘‘SFAS’’) No. 113 ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’, gross premium relating to these contracts would total approximately $23.0 million and $78.2 million in the three and nine months ended September 30, 2005.

Of the $0.9 million and $2.7 million recognized, $0.2 million and $0.5 million of other income recognized during the three and nine months ended September 30, 2005, relates to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company which meets our definition of a non-traditional contract. In the fourth quarter of 2004, under this contract we made an arrangement with our client and assumed, through novation agreements, several life reinsurance contracts it had made. Because we assumed these contracts, our client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for our assumption of the contracts we received a fee. The arrangement, among other things, also provides that on certain dates and during specific periods, our client has the right but not the obligation to recapture the life reinsurance contracts we have assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. The Company believes that its client is economically incentivized to exercise the recapture provision in the future, as the amount of expected profit on the underlying life reinsurance contracts emerges over time.

We believe the arrangement, including our client’s option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which leads us to the use of deposit accounting. Although we believe our client will exercise the recapture, we cannot assure you that this will be the case. If our client does not recapture the underlying insurance contracts in the future, we may be viewed as having had the risks described above and, as a result, we could become the life reinsurer and may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in our consolidated statement of operations. If deposit accounting had not been used with respect to this particular arrangement, we would have recognized gorss life reinsurance premiums written of approximately $7.1 million and $17.7 million for the three and nine months ended September 30, 2005. At this time, we believe that the recognition of these premiums would not have had a material effect on our financial position and results of operations. However, as the underlying life insurance contracts mature the effect on our financial condition and results of operations may become material.

The remaining $0.7 million and $2.2 million of other income derived from non-traditional contracts recognized during the three and nine months ended September 30, 2005 relates to revenues earned from three reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, we do not believe we are exposed to a reasonable possibility of significant loss.

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

Our non-U.S. subsidiaries maintain both assets and liabilities in their functional currencies, principally Euro and sterling. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Exchange rate fluctuations in Euro and sterling functional currencies against our U.S. dollar reporting currency are reported as a separate component of other comprehensive (loss) income in shareholders’ equity. Foreign exchange risk associated with non-US dollar functional currencies of our foreign subsidiaries is reviewed as part of our risk management process and we employ foreign currency risk management strategies, as described above, to manage our exposure. Exchange rate fluctuations against non-U.S. dollar functional currencies may materially impact our consolidated statement of operations and financial position.

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of September 30, 2005, our investment portfolio included $4.2 million, or 0.6%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. These securities were rated AAA, and were substantially hedged into U.S. dollars according to our investment guidelines by entering into foreign currency forward contracts. At September 30, 2005, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was negligible.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of September 30, 2005, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under management by third party investment managers of approximately $731.6 million would have been an estimated decrease in market value of approximately $24.2 million, or 3.3%, and the impact on our net invested assets, including cash and cash equivalents, under management by third party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $15.8 million, or 2.2%.

As of September 30, 2005, our investment portfolio included AAA rated mortgage-backed securities with a market value of $239.7 million, or 31.6%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of September 30, 2005, the average credit quality of our investment portfolio was AA+, and all fixed income securities held were investment grade.

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

We are also exposed to credit risk relating to our premiums receivable balance. As of September 30, 2005, our premiums receivable balance was $172.1 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated under the supervision and with the participation of management, including our Chief Executive Officer and the Interim Chief

Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were.

Current Status of Material Weakness in Internal Control Over Financial Reporting

During the period ended June 30, 2005, in connection with our routine monthly closing process for our books at the April 2005 month-end, we discovered a mathematical error in the calculation of policy acquisition expenses used in the reporting of our first quarter 2005 results. This mathematical error only affected our first quarter results and did not affect any of our financial statements for prior periods. As a result of the error discovered as a part of this process, we restated our financial statements for the quarter ended March 31, 2005 as reflected in our Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on May 16, 2005. In response to our discovery of this error, we added staffing and implemented enhanced analytics and control processes over the calculation of acquisition expenses. We have evaluated the effectiveness of our internal controls for the calculation of acquisition expenses as of the end of the period covered by this quarterly report, and have determined that the material weakness in internal control over financial reporting with respect to the calculation of acquisition expenses has been remedied.

Limitations on the Effectiveness of Controls

As a non-accelerated registrant, we are currently in the process of reviewing and formalizing our internal controls over financial reporting in accordance with the Securities and Exchange Commission's rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (‘‘Section 404’’). Changes have been and will continue to be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources to our ongoing Section 404 assessment. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Interim Chief Financial Officer have concluded that such controls and procedures are effective at the ‘‘reasonable assurance’’ level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quanta Capital Holdings Ltd.
Date: November 14, 2005	/s/ Tobey J. Russ Tobey J. Russ (On behalf of the registrant and as Principal Executive Officer)
Date: November 14, 2005	/s/ Jonathan J.R. Dodd Jonathan J.R. Dodd (Principal Financial Officer)

Index to Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.