Form 10-K
period 2005-12-31
QUANTA CAPITAL HOLDINGS LTD
filed 2006-03-31
CIK 1264242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

           TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
      Common Shares, Par Value $0.01                  Nasdaq National Market
Series A Preferred Shares, Par Value $0.01            Nasdaq National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).
Large Accelerated Filer [_] Accelerated Filer [X] Non-Accelerated Filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the Registrant's common shares, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2005, was $215,681,323.
For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of the Registrant's common shares outstanding as of March 15, 2006 was
69,946,861.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the 2006 annual general meeting of shareholders are incorporated by reference into Part III.

                          QUANTA CAPITAL HOLDINGS LTD.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1.    Business                                                            1
Item 1A.   Risk Factors                                                       45
Item 1B.   Unresolved Staff Comments                                          79
Item 2.    Properties                                                         79
Item 3.    Legal Proceedings                                                  79
Item 4.    Submission of Matters to a Vote of Security Holders                79

                                              PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  80
Item 6.    Selected Financial Data                                            82
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          84
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk        138
Item 8.    Financial Statements and Supplementary Data                       140
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          140
Item 9A.   Controls and Procedures                                           140
Item 9B.   Other Information                                                 143

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant                144
Item 11.   Executive Compensation                                            144
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   144
Item 13.   Certain Relationships and Related Transactions                    145
Item 14.   Principal Accountant Fees and Services                            145

                                              PART IV

Item 15.   Exhibits and Financial Statement Schedules                        146
           Signatures                                                        150

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Reports of PricewaterhouseCoopers LLP, Independent Registered Public
Accounting Firm                                                              F-2

Consolidated Balance Sheets at December 31, 2005 and
December 31, 2004 (successor)                                                F-4

Consolidated Statements of Operations and
Comprehensive (Loss) Income for the years ended December 31, 2005
(successor) and December 31, 2004 (successor), the period from May 23,
2003 (date of incorporation) to December 31, 2003 (successor) and the
period from January 1, 2003 to September 3, 2003 (predecessor)               F-5

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005 (successor) and December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003
(successor) and the period from January 1, 2003 to September 3, 2003
(predecessor)                                                                F-6

Consolidated Statements of Cash Flows for the years ended December 31,
2005 (successor) and December 31, 2004 (successor), the period from May
23, 2003 (date of incorporation) to December 31, 2003 (successor) and the
period from January 1, 2003 to September 3, 2003 (predecessor)               F-7

Notes to Consolidated Financial Statements                                   F-8

                                     PART I

ITEM 1. BUSINESS

GENERAL

          In this annual report, references to the "company," "we," "us" or
"our" refer to Quanta Capital Holdings Ltd. and its subsidiaries and U.K.
branch, which include, Quanta Reinsurance Ltd., Quanta U.S. Holdings Inc.,
Quanta Reinsurance U.S. Ltd., Quanta Indemnity Company, Quanta Specialty Lines
Insurance Company, Quanta Europe Ltd., Quanta 4000 Ltd., Environmental
Strategies Consulting LLC, Quanta Technical Services LLC and Quanta Europe
Ltd.'s branch in the United Kingdom, unless the context suggests otherwise. We refer to Quanta Reinsurance Ltd., Quanta Reinsurance U.S. Ltd., Quanta Indemnity
Company, Quanta Specialty Lines Insurance Company, Quanta Europe Ltd.,
Environmental Strategies Consulting LLC, Quanta Europe Ltd.'s branch in the
United Kingdom and our Lloyd's syndicate as Quanta Bermuda, Quanta U.S. Re,
Quanta Indemnity, Quanta Specialty Lines, Quanta Europe, ESC, Quanta U.K. and
Syndicate 4000, as the case may be. References to Quanta Holdings refer solely to Quanta Capital Holdings Ltd. We may alter our methods of conducting our business, such as the nature, amount, and types of risks we assume and the terms and limits of the products we write or intend to write based on our experience and changes in market conditions, the occurrence of catastrophic losses and other factors outside our control.

          In this annual report, amounts are expressed in U.S. dollars, except as otherwise indicated, and the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of
America, except as otherwise indicated. We have registered the mark "Quanta" in the U.S. Patent and Trademark Office. All other brand names or trade names appearing in this annual report are the property of their respective holders.

OVERVIEW

          We are a Bermuda holding company that offers a number of specialty insurance, specialty reinsurance products as well as risk assessment and risk consulting services on a global basis through our subsidiaries. We were incorporated in May 2003 and began conducting our business in September 2003. We have written coverage for specialized classes of risk through a team of experienced, technically qualified underwriters. Specialty lines products differ significantly from products written in the standard market. In general, in the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures, and companies tend to compete for customers on the basis of price and service. In contrast, the specialty markets provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers. As a result, the products that we offer require extensive technical underwriting skills and risk assessment resources and, in many cases, engineering expertise, in order to be profitably underwritten. We also provide risk assessment and risk consulting products and services to our clients.

RECENT DEVELOPMENTS

          As a result of the expected losses from the 2005 hurricanes, on
October 5, 2005, A.M. Best placed the "A-" (excellent) financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, under review with negative implications. In response, during the fourth quarter of 2005, we worked closely with A.M. Best on a plan designed to maintain our "A-" rating, which included the retrocession of substantially all the in-force business, as of October 1, 2005, in our technical risk property and property reinsurance lines of business (other than our program business) by a portfolio transfer to a third-party reinsurer, the commutation of two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us and the completion of the offerings of our common shares and series A preferred shares in the fourth quarter of 2005. On December 21, 2005, A.M. Best affirmed the financial strength rating of "A-" (excellent) of Quanta Bermuda and its subsidiaries, and ascribed a negative outlook to the rating. A.M. Best defines a negative outlook as indicating that a company is experiencing unfavorable financial/market trends, relative to its current rating level and, if continued, the company has a good possibility of having its rating downgraded. In connection with A.M. Best's December 2005 affirmation of our ratings and continued review with negative outlook, A.M. Best cited significant challenges and uncertainties associated with the successful execution of management's revised business plans, management's ability to diversify and grow our business profitably, and the risk for upward development of Hurricanes Katrina, Rita and
Wilma losses.

          On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and
Quanta Europe, to "B++" (very good), under review with negative implications.
The A.M. Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. We believe that adverse developments during the fourth quarter of 2005 relating to the 2005 hurricane losses and our other reserve increases were significant contributors to the decision by A.M. Best. Based on our discussions with A.M. Best, in order to maintain our rating, we believe that we will be required to demonstrate acceptable results and change our business model appropriately to show that we can grow our business profitably. This, however, will be very difficult to accomplish under a "B++" rating. In addition, we believe we will need to successfully implement a more favorable cost structure and reduce the amount of risk that we assume on a single loss event or catastrophic event based on initiatives that we have begun to implement. We also believe that A.M. Best will continue to evaluate our available capital and the probable loss exposures associated with our business lines to ensure our capital is in compliance with
A.M. Best's standards relative to our rating. We intend to continue to work with
A.M. Best to understand the different requirements it has for our business in order to maintain or improve our financial strength rating and remove any qualification to our rating. However, the downgrade and qualification of our rating with negative implications has significantly adversely affected our business, our opportunities to write new and renewal business and our ability to retain key employees. Based on the deterioration in our business, A.M. Best may further downgrade our financial strength ratings. We can make no assurances as to what rating actions A.M. Best may take now or in the future or whether A.M.
Best will further downgrade our rating or remove any qualification to our rating.

          We expect the downgrade of our rating and qualification of our rating with negative implications to continue to have a significant adverse effect on our business. Currently, we are not writing new business in our professional liability, environmental and fidelity and crime insurance product lines or in our reinsurance and structured products lines and we are running off our surety line. Certain of our insurance and many of our reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Additionally, many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating, including the program manager of our residential builders' and contractors' program, or HBW program. As of March 29, 2006, we had received notice of cancellation on approximately 2.3% of our in-force policies, calculated using original contract gross premiums written related to those cancelled policies as a percentage of total gross premiums written during 2005.
A cancellation typically results in the termination of the policy and our ongoing obligations and the return of premiums to our client that usually approximates our unearned premium reserve as of the date of the cancellation.
Based on our discussions with the program manager under our HBW program, we understand that it will divert a substantial portion of the HBW program business to other carriers. As a result, we estimate that the gross and net premiums written under the HBW program during 2006 will be less than 25% of the gross and net premiums written during 2005. We have also been notified by several significant clients in our insurance and reinsurance product lines that they do not intend to renew their contracts with us.

          We have also been removed from the approved listing of several of our important brokers, including Aon Corporation and Marsh Inc. The downgrade of our financial rating or the continued qualification of our current rating continues to cause concern about our viability among brokers and other marketing sources, resulting in a movement of business away from us to other stronger or more highly rated carriers. We believe the recent downgrade of our financial rating is also adversely affecting our Lloyd's operations.

          We are working diligently to implement key steps designed to preserve shareholder value and respond to the rating actions taken by A.M. Best. A special committee of our Board of Directors has engaged Friedman, Billings,
Ramsey & Co., Inc. and J.P. Morgan Securities Inc., as financial advisors, to assist us in evaluating strategic alternatives, including the potential sale of some or all of our businesses, the run off of certain product lines or the business or a combination of alternatives. Our financial advisors will also help us evaluate the potential use of excess capital to repay debt or to return value to our shareholders.

          We are also closely analyzing our business lines, their positioning and internal operations, and identifying steps we should take to improve our position. We believe that we currently have sufficient assets to pay our foreseen liabilities as they become due. We maintain a global platform conducting business in the United States, Bermuda and Europe. We also believe we have strong underwriting capabilities and experience in key product lines. We plan to continue to operate our environmental consulting services through ESC and certain program business lines and to continue our operations through the
A.M. Best "A" rated Lloyd's market under our existing Lloyd's syndicate. We are evaluating whether we continue to operate our remaining business lines, which may include the use of strategic alliances, fronting agreements and other arrangements. In connection with the evaluation of our business, we are also evaluating the possibility of expanding our business to help diversify our business mix and build our product lines along a middle market strategy that is supportable with a "B++" rating and with customers who can benefit from our underwriting capabilities and risk management capacities. This could include writing policies with lower limits and lower aggregate loss exposures and in markets we believe provide us a greater ability to deal with the broker or insured in establishing policy terms and managing particular claims. We may seek to broaden the number of brokers we do business with, such as by targeting smaller regional brokers who represent smaller companies who can benefit from our underwriting capabilities and risk management capacities. We may also seek to work with existing broker relationships to reach additional customers that we can serve.

          Prior to the recent A.M. Best action, we had begun taking steps to reduce our costs, including the reduction of personnel following the exit of our technical risk property and property reinsurance lines, and reducing certain infrastructure costs, such as the reduction of consulting costs, the reduction of our office space and consolidation of our personnel in Bermuda. In connection with our evaluation of our business lines, we have accelerated steps to reduce infrastructure costs and personnel expenses. We believe that a more efficient expense structure is critical in allowing us to produce profitable results and more easily deploy our resources to those lines of business that become more attractive under our current A.M. Best ratings and as market conditions and our business change.

          We have determined to run off our surety line. We also will consider running off other selected lines as an alternative to sale of all or portions of our business. If our Board of Directors concludes that no other alternatives would be in the best interests of our shareholders, it may determine that the best alternative is to place all our insurance and reinsurance businesses in run off and eventually wind up our operations over some period of time, which is not currently determinable. If the run off alternative is selected, then during 2006 and future periods we expect to continue to pay losses and expenses as they become due and will continue to earn investment income on our investment portfolio.

          We have determined that $607.2 million of investment securities, with unrealized losses of approximately $10.2 million were other-than-temporarily impaired as of December 31, 2005. The realization of these losses represents the maximum amount of potential losses in our investment securities if we would have sold all of these securities at December 31, 2005. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no affect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent and ability to hold the investment for a period

of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen liabilities as they become due and we have no immediate intent to liquidate the investments securities affected by our decision. However, due to the general uncertainties surrounding our business resulting from A.M. Best's March 2006 downgrade of our financial strength ratings and our decision to explore strategic alternatives, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the investment securities' fair values could change in subsequent periods, resulting in further material impairment charges.

OUR WEBSITE

          We maintain a website at www.quantaholdings.com where we make available, free of charge, our annual, quarterly and other reports, proxy statements and other information generally on the same day as we electronically file such material with, or furnish it to, the U.S. Securities and Exchange
Commission. Information contained on our website is not part of this annual report.

ORGANIZATION

          Quanta Holdings is a Bermuda holding company formed on May 23, 2003.
We conduct our operations principally through our subsidiaries domiciled in
Bermuda, Ireland and the United States and a branch in the United Kingdom. We may change our corporate organization from time to time as we conduct our business.

OUR PRODUCT LINES AND GEOGRAPHIES

          Due to the recent downgrade of our financial strength ratings by A.M.
Best in March 2006, we are currently closely analyzing our business lines, positioning in the market and internal operations and identifying steps we should take to preserve shareholder value and improve our position. After completing this analysis, we may implement significant changes in the manner in which we have historically conducted our business. A special committee of our
Board of Directors, with the assistance of financial advisors, is also evaluating strategic alternatives, including the potential sale of some or all of our businesses, the run off of certain product lines or the business or a combination of alternatives. For the fiscal period covered by this annual report, we organized our business on a matrix of five product lines and three geographies. During 2005, our two traditional product lines were specialty insurance and specialty reinsurance. We also had programs and structured products lines during 2005. The products offered to our clients were written either as traditional insurance or reinsurance policies or were provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. Our fifth product line was our technical services line. A summary of our financial information by product line and geography is set forth in "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations" contained herein and in Note 3 to our consolidated financial statements which are included in "Item 8. Financial
Statements and Supplementary Data." Some of our product lines are aggregated for purposes of the segment disclosures included in these sections. The geographies in which we conduct our business are the United States, Bermuda and Europe. The location of the risks that are the subject of our products may be anywhere in the world.

          SPECIALTY INSURANCE

          During 2005, we offered specialty insurance lines providing tailored solutions to our clients in order to respond to distinctive risk characteristics. We primarily wrote business in those lines where we believe we have specialized underwriting expertise. We wrote specialty insurance on a traditional, structured and programs basis. As a result, our specialty insurance business included our HBW program and other programs businesses. Our commitment to specialized underwriting requires experienced underwriters, market knowledge, risk assessment and loss control resources, analytic capabilities, a flexible underwriting platform, geographic reach and financial markets experience. We wrote

specialty insurance mostly in the United States and Europe and to a lesser extent in Bermuda.

          We participate in the Lloyd's of London market through Syndicate 4000, which was created in December 2004. We are the market lead on a significant number of policies in the syndicate, which allows us to deal with the broker or insured in establishing policy terms and managing particular claims. We have an experienced and a dedicated team of managers and underwriters that support our
Lloyd's business and have devoted a significant amount of our capital to our
Lloyd's business. Syndicate 4000 provides us access to the A.M. Best "A" rated
Lloyd's market in London as well as other jurisdictions. Additionally, our
Lloyd's membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing. Our Lloyd's syndicate writes traditional specialty insurance products including professional liability
(professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions) and specie and fine art for risks primarily outside the United States. The gross and net written premium generated by our
Lloyd's syndicate is included in our professional liability product line. As a result of our recent ratings downgrade by A.M. Best, Lloyd's has informed us that in order for Syndicate 4000 to continue underwriting in the Lloyd's of
London market during the 2007 underwriting year, Syndicate 4000 must diversify its capital base with one or more third-party capital sources. This capital, including the third-party source, must be in place by November 30, 2006. Based on the amount of capital provided by any third-party source, we believe we will be able to remove some of the funds we have deposited to support our underwriting capacity of our Lloyd's syndicate. However, we can make no assurances that we will be successful in obtaining any third-party source of capital to support our Lloyd's syndicate. If we fail to meet Lloyd's capital diversification requirements by November 30, 2006, we will no longer be able to participate in the Lloyd's of London market in future underwriting years, which will have a material adverse effect on our business. For further discussion, see
"Item 1.Business--Regulation--U.K. Regulation--Regulation of Syndicate 4000 at
Lloyd's."

          We have also written European Union sourced insurance business through
Quanta Europe, our Irish subsidiary, since the fourth quarter of 2004, as well as insurance business in the London market through Quanta Europe's U.K. branch, since February 2005. In 2005, Quanta Europe wrote traditional specialty insurance products including professional liability (professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions)
and environmental liability.

          In product lines for which we provide coverage of the insured's premises or physical site analysis (such as environmental and certain marine and aviation coverages), many of our underwriters have engineering backgrounds or experience in disciplines such as hydrology, geology, and civil, mechanical and materials engineering. In product lines for which we provide coverage that involves the analysis of business practices and financial documents, many of our professionals have accounting, actuarial, econometric or banking backgrounds. We support our underwriting officers with advanced analytic tools, risk assessment capabilities, structured product resources and disciplined capital management and technology.

          The recent downgrade of our financial strength rating by A.M. Best has had, and will continue to have, a significant negative effect on our ability to continue to write coverage in our specialty insurance product line. Currently, we are not writing new business in our professional liability, environmental and fidelity and crime insurance product lines and we are running off our surety product line. In addition, some of our insurance contracts in this product line are subject to cancellation due to our ratings downgrade to "B++." We have also been notified by several significant clients in our insurance product lines that they do not intend to renew their contracts with us. We believe the recent downgrade of our financial rating is also adversely affecting our Lloyd's operations.

          In 2005 our specialty insurance product line focused on professional liability, environmental liability, fidelity and crime, trade credit, political risk and surety. Other than the technical risk property line that we exited in the fourth quarter of 2005, our specialty insurance product lines that we wrote in 2005 were as follows:

          Professional Liability. We wrote directors' and officers' liability insurance, errors and omissions insurance, employment practices liability and fiduciary liability insurance. We wrote both excess and primary insurance.
Excess layers of coverage means that there is at least one layer of insurance coverage beneath our coverage that is provided by another insurer or insurers.
In addition to directors' and officers' liability, employers' professional liability and fiduciary liability insurance for publicly traded and privately held companies, we offered error and omissions insurance policies to financial institutions, lawyers, technology firms, consultants, architects, engineers, accountants and other miscellaneous professionals. At Syndicate 4000, we wrote financial institution, professional indemnity and directors' and officers'
coverage.

          Environmental Liability. This product line includes specialty insurance products addressing exposures arising from pollution incidents. We offered the following three types of environmental liability policies:

          o    Our environmental site protection policy helps protect against remediation costs and third-party claims for bodily injury, property damage and remediation costs, resulting from
               pre-existing or new pollution incidents at property owned or operated by an insured. Through separate supplemental coverage sections, this policy may also help to protect an insured against third-party claims arising from pollution incidents at, or migrating from, non-owned disposal sites and during
               transportation, and can protect the insured against expenses it incurs as a result of the interruption of its business operations due to a pollution incident.

          o    Our remediation cost cap policy helps protect the insured against remediation costs with respect to a scheduled remediation project that exceed the insured's retention (which is the amount or portion of risk that an insured retains for its own account), such as those due to unknown pollutants, known pollutants in quantities greater than expected or changes made by the
               regulatory authority to the cleanup standard or to the scope of work.

          o    Our contractors environmental protection policy helps protect contractors and their clients against third-party claims for bodily injury, property damage and remediation costs due to pollution incidents arising from the contractor's covered
               operations.

          Our clients in this product line included manufacturers and other fixed site operators, commercial contractors, real estate redevelopment firms, merger and acquisition participants and financial institutions. We targeted clients facing complex risks allowing us to draw on our multidisciplinary expertise and to establish ourselves as the insurer of choice for clients requiring a sophisticated approach to their environmental liabilities. We also targeted short-term, renewable middle market business.

          Fidelity and Crime. Under this product line, we wrote financial institution blanket bonds, commercial crime, kidnap and ransom, computer crime and unauthorized trading insurance for financial and non-financial corporations.
Our financial clients included commercial banks, capital market and financial services firms and insurance companies. In the United States, we wrote fidelity and crime lines using our U.S. subsidiaries for U.S. sourced business.

          Trade Credit and Political Risk. Under this product line, we focused on providing coverage in some emerging markets to corporations and other entities seeking to limit their exposure to the credit worthiness of their commercial trade partners or to political uncertainty in those countries which could interfere with the execution of commercial contracts they have entered into. We wrote this business primarily in the London market and offered our services to large industrial companies, global trading companies and major financial institutions involved in emerging market trade and finance.

          Surety. Our surety product line focused on providing surety bonds for specific contractual, compliance or financial obligations to meet regulatory, statutory or legal requirements. In particular, we provided bonding for self-insured workers' compensation, land reclamation, the closure of landfills and their maintenance after closure, court appeals and various forms of performance and compliance guarantee exposures. We have determined to run off our surety line.

          SPECIALTY REINSURANCE

          The recent downgrade of our financial strength rating by A.M. Best has had, and will continue to have, a significant negative effect on our ability to continue to write coverage in our specialty reinsurance product line. Currently, we are not writing new business in our specialty reinsurance product line. In addition, many of our reinsurance contracts in this product line are subject to cancellation due to our ratings downgrade to "B++." We have also been notified by several significant clients in our reinsurance product lines that they do not intend to renew their contracts with us.

          Reinsurance can be written either through treaty or facultative reinsurance arrangements. Treaty reinsurance contracts are arrangements that provide for automatic reinsuring of a type or category of risk underwritten by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific risk or risks. Facultative reinsurance provides protection to ceding companies for losses relating to individual insurance contracts issued to individual insureds. During 2005, we generally wrote our reinsurance business on a treaty basis. For purposes of our segment results presented in this annual report, the gross and net written premiums generated by our program business is included in our specialty insurance technical risk property line.

          In 2005, our treaty reinsurance contracts were written on either a quota share basis, also known as proportional or pro rata, or on an excess of loss basis. Under quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the cedent. Under excess of loss reinsurance, we generally receive a specified premium for the risk assumed and indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In both types of contracts, we may provide a ceding commission to the client.

          In writing treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts, and we are largely dependent on the individual underwriting decisions made by the reinsured.
Accordingly, we must carefully review and analyze the cedent's risk management and underwriting pricing, reserving and claims handling practices as well as the financial condition of the cedent in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. During 2005, we generally focused our reinsurance business on medium-sized insurance and reinsurance companies with capital and surplus of between $100 million and $1 billion.

          The majority of our facultative reinsurance business was written on an excess of loss basis. The underwriting process for facultative reinsurance of property and casualty exposures is similar to that followed by the underwriters for those products of our insurance product line.

          During the fourth quarter of 2005, we exited our property reinsurance line of business, and commuted two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us. The remaining reinsurance operations we wrote in 2005 include marine and aviation reinsurance and casualty reinsurance. We provided treaty reinsurance for ocean marine, inland marine, technical risk and aviation. We obtained this business principally through major industry reinsurance intermediaries with units specializing in these lines. Our client target list included insurance and reinsurance companies of all sizes who have dedicated experienced underwriters and claims professionals in these lines.
We wrote this business on both a proportional and excess of loss reinsurance basis.

          In our casualty reinsurance line, we covered third party liability exposures from ceding clients on a treaty basis. We wrote many different kinds of reinsurance but had a significant emphasis on professional liability including directors' and officers' liability. We wrote treaty reinsurance on a pro rata, per risk and catastrophe excess of loss basis. We wrote primarily on an excess of loss basis but if the treaty covered a significant amount of excess of loss insurance, we generally preferred to participate on a quota share basis.

          PROGRAMS

          Programs rely on third parties, called program managers, who are engaged in the business of managing one or a combination of the underwriting, administration and claim related activities of a group of distinct specialty insurance policies under the supervision of an insurance company. Traditionally, program managers team up with an insurance company, which provides the insurance policies and capacity and supervises the program manager. Each group of policies and the related relationship with the program manager is called a program.

          During 2005, our largest program was our residential builders' and contractors' program that provides general liability, builders' risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. We refer to this program as the HBW program. The program manager for the HBW program works solely through a network of preferred agents, both retail and wholesale. The program manager is required to comply with our written underwriting guidelines relating to the language of the insurance policy and the rating, quoting, issuing and executing of our insurance policies. The program manager also provides us with statistical data. The program manager is subject to limitations on the amount of insurance it may write in this program and on its authority to make decisions relating to these insurance policies.

          Our agreements with the program manager under our HBW program provide for cancellation at the option of the program manager regardless of our financial strength rating. HBW gross premiums written during the year ended
December 31, 2005 totaled approximately $165.9 million, of which approximately
$140.3 million was casualty premium, $15.0 million was warranty premium and
$10.6 million was property premium, by class of risk. HBW net premiums written during the year ended December 31, 2005 totaled approximately $108.9 million, of which approximately $84.7 million was casualty premium, $15.0 million was warranty premium and $9.2 million was property premium, by class of risk. Based on our discussions with the program manager, we understand that it will divert a substantial portion of the HBW program business to other carriers. However, we expect to continue to write a small portion of the casualty business through our
Lloyd's syndicate. We understand that the new carriers can begin writing casualty business in some states beginning in March 2006, but will need time to file and obtain approval of rate and policy forms with regulatory authorities in other states in which the program manager is writing. Until the new carriers are able to obtain these approvals, we will continue to write casualty business for the program manager. Other than the business that we intend to write through our
Lloyd's syndicate, we expect that substantially all of the HBW program business will be diverted to other carriers by December 31, 2006. Consequently, we estimate that the gross and net premiums written under the HBW program during
2006 will be less than 25% of the gross and net premiums written during 2005.
While we expect to be able to continue to write business through our Lloyd's syndicate, we expect that the premiums written under our HBW program during 2007 will be significantly less than 2006 as the HBW program manager is able to move that business to new carriers.

          In addition to the HBW program, in 2005, we also had three other programs, including, the Angel program, the PWIB program and the BTIS program.
Under the Angel program, we wrote employment practices and directors and officers insurance for small and medium sized privately held companies. PWIB is a property program that insures poultry and swine containment facilities. BTIS is a small artisans program that insures service, repair and remodelers as well as small general contractors. We expect that, as a result of the ratings downgrade, our ability to continue to write business under our PWIB and Angel programs will be materially and adversely affected. We are also in the process of

reviewing and evaluating other programs that we may be able to write with our
A.M. Best rating of "B++."

          Our programs team focuses on identifying programs that match our focus on technical underwriting and that meet our financial criteria. When evaluating a potential new program and program manager, generally we consider numerous factors, including whether: (1) the program manager has deep industry knowledge of a particular class of business with an experienced underwriting team and/or technical underwriting processes, (2) there is sufficient historical data to be able to validate loss ratio assumptions and track developments of program components over time, (3) there is an alignment of interest between the program manager and us with respect to performance of the book from a loss ratio, not volumetric, perspective, and (4) the program has a pre-established infrastructure and operational procedures, particularly with regard to claims, reinsurance and information technology systems. We intend to work with program managers who have a disciplined approach to program management and technical underwriting, have an effective operational infrastructure and distribution relationship and share risk on the business they underwrite. After this due diligence and analysis is conducted, our team formulates policies and procedures to implement new programs and proves management and oversight of ongoing programs. In considering pricing for the products to be offered by the program manager, we evaluate the expected frequency and severity of losses, the costs of providing the necessary coverage (including the administering of policy benefits, sales and other administrative and overhead costs) and margin for profit.

          We oversee and monitor the programs and program managers. Our operations review team consists of industry professionals with backgrounds in information technology, claims administration and litigation, actuarial science, legal matters, accounting and financial controls. We believe our databases and models enable us to better identify and estimate the expected loss experience of particular products and are employed in the design of our products and the establishment of rates and forms. We seek to monitor pricing adequacy on our products by region, risk and risk class. Subject to regulatory considerations, we seek to make timely premium and coverage modifications where we determine them to be appropriate.

          STRUCTURED PRODUCTS

          The recent downgrade of our financial strength rating by A.M. Best has had, and will continue to have, a significant negative effect on our ability to continue to write coverage in our structured products line. Currently, we are not writing new business in our structured products line.

          In 2005, our structured product team offered products independently or together with the specialty insurance and reinsurance teams. Structured insurance involves coverage and policy forms tailored to meet an individual client's or cedent's strategic and financial objectives that are not efficiently met by traditional insurance and reinsurance products. These objectives include, among others, the desire to reduce volatility within the insurance pricing cycle, to adjust the exposure in specific geographic areas or lines of business, to finance increased self-insured retentions and to minimize existing and potential liabilities from events, such as a merger or acquisition. Structured insurance coverage also addresses capacity shortfalls in the traditional insurance market, such as environmental liability.

          During 2005, our structured products included structured property and casualty insurance, structured directors' and officers' liability insurance, deferred executive compensation insurance, alternative surety coverage, finite risk insurance and surplus relief life reinsurance, which are policies under which our aggregate risk and return are generally capped at a finite amount.
Purchasers of structured insurance coverage included corporations, insurers and other financial institutions and municipalities. Because of the constantly changing industry and regulatory framework, as well as the changing market demands facing insurance companies, the approaches utilized in structured insurance programs are constantly evolving. The contract forms that we used in our structured insurance business are primarily insurance policies, financial contracts and derivative contracts.

          Our structured insurance team also wrote casualty insurance. In most instances, the casualty coverages provided were in support of structured insurance or structured reinsurance transactions as part of one of our programs, or blended with protection and coverage provided by other underwriting groups within our insurance and reinsurance operations. Our casualty product line included coverage for general liability, and we expect to also write such specialty programs as clash coverage and excess of aggregate coverage. In 2005, we focused on coverages requiring highly technical and statistical or actuarial underwriting of specific or individual risks.

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

          Structured reinsurance products are often written over a period of time greater than one year (typically three years). Due to the importance of investment income from these products, both parties direct considerable attention to cash flow modeling and to the impact of the anticipated loss payment pattern. As a result of the lengthy underwriting process, the market is characterized by a relatively small number of large transactions. The contract forms which we used in our structured reinsurance business include reinsurance policies, financial contracts and derivative contracts.

          TECHNICAL SERVICES

          We provide environmental consulting services through ESC. ESC serves manufacturers and service providers primarily in the electronics, manufacturing, waste disposal, mining and energy sectors. ESC also serves real estate firms, insurance companies, buy-out firms, law firms, and the clients of these firms and companies. Its customers are primarily private sector businesses in the
United States. ESC provides the following consulting services:

          o    Investigation, Remediation and Engineering Services. ESC's
               engineering services include investigation, remediation and engineering activities in the following areas: Comprehensive
               Environmental Response Compensation and Liability Act (CERCLA)
               Superfund sites, Resource Conservation and Recovery Act (RCRA)
               actions, voluntary cleanups, brownfields programs, engineering design, field management of remediation, operation and
               maintenance of remedial systems, bioremediation and chemical oxidation, environmental biotechnology and advanced chemical diagnosis, merger and acquisition follow-up, asbestos/lead paint/mold management and facility decommissioning and
               demolition.

          o    Assessment Services. ESC's environmental assessment services include risk management, merger and acquisition due diligence, environment, health and safety fire protection, and security audits, liability identification, Phase I and Phase II site assessments, management systems and health and ecological risk assessments. Events Analysis Corporation, a wholly-owned
               subsidiary of ESC, conducts environmental, health and safety, and fire protection inspections of buildings occupied by certain federal government agencies.

          o    Other Technical Services. ESC also provides other services to customers in the environmental area, including litigation
               support, technical support for environmental insurance claims and policy applications, regulatory compliance plans, regulatory permits, training, technical reviews, policy and procedure manuals, estimates of remediation costs for disclosure purposes and property redevelopment services.

          o    Information Management Services. ESC's information management services group develops technology-based solutions for the control and management of environmental and facility information.
               This group creates customized software applications that manage data using database and geographic information system software.
               The applications are web-based, providing clients with facility management capabilities over the Internet.

          Several of our insurance and reinsurance product lines require substantial specialized technical engineering, loss control and claims management skills. To support our engineering needs, our technical services product line performs construction, occupancy, protection and exposure reviews, including materials, mechanical and civil engineering inspections for property coverage and coverage of similar physical damage at the client's location that we intend to insure or reinsure. Our technical services product line also values and manages the potential economic losses associated with typical property risks by using operational, critical process, logistical and resource engineering studies. Further, it provides loss control reviews and specific risk management recommendations for facilities in order to reduce claim frequency and severity, including developing reports that use catastrophe-modeling software. ESC serves as the platform for establishing our technical talent and providing risk evaluation services. ESC has provided these services to the underwriters in our environmental liability insurance line. We expect ESC's operations will be adversely affected to the extent our environmental insurance product line and our other insurance and reinsurance product lines that have used ESC's consulting services are no longer able to continue to write coverage or lose business opportunities due to the recent A.M. Best downgrade of our financial strength ratings.

          In addition to these consulting services, we also provided liability assumption programs through Quanta Technical Services and its subsidiaries under which these subsidiaries assume specified liabilities associated with environmental conditions for which we provided consulting and required remediation services, which may be insured or guaranteed by us. For example, in
2003 we entered into a transaction for a closed rayon plant in Axis, Alabama in which we provided risk assessment, insurance and financial structuring and assumed an environmental liability. In 2005, we also entered into a project in
Buffalo, New York under which we assume specified environmental liabilities and perform remediation services. We continue to provide environmental remediation and monitoring for these projects. We are currently evaluating whether, or to what extent, we will continue to offer this liability assumption program following our March 2006 ratings downgrade. Presently, we anticipate that it will be difficult to continue to provide these programs under an A.M. Best rating of "B++."

GEOGRAPHIES

          We have used our Bermuda operations primarily to write our reinsurance products on a non-admitted basis with ceding client companies located in the
United States, Europe and Asia. We also wrote professional liability insurance on a non-admitted basis placed by Bermuda brokers for U.S. insureds and, to a lesser extent, European insureds. Lastly, during 2005, we wrote structured insurance and reinsurance products including life surplus relief, trade credit and political risk coverages.

          In the United States, we underwrite U.S. insurance and reinsurance business on an admitted basis through Quanta Indemnity, which is a U.S. licensed insurer with licenses in approximately 44 states. We also wrote insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through Quanta Specialty Lines. Quanta Specialty Lines is licensed in the State of Indiana and we intend to operate it as an excess and surplus lines and non-admitted insurer in all other states. During 2005, we engaged in all the product lines described above in the United States.

          In Europe, we operate through Quanta Europe in Dublin, Ireland and, through Quanta U.K., its branch, in London, England. We also operate through
Syndicate 4000 in London. Quanta Europe is authorized to conduct non-life insurance business and underwrites E.U. sourced insurance and reinsurance business from Ireland. Quanta U.K. has recently begun to underwrite
E.U. sourced insurance and reinsurance business in the United Kingdom and introduce E.U. sourced insurance and reinsurance business to Quanta Europe in
Dublin. Through Quanta Europe and Quanta U.K., during 2005 we wrote environmental liability, professional liability, crime and fidelity, surety, trade credit and political risk specialty insurance coverages. In addition, we wrote structured insurance and reinsurance products through Quanta Europe.
Syndicate 4000 currently writes mainly professional liability (professional indemnity and directors' and officers' coverage) and crime and fidelity
(financial institutions) specialty insurance. It also writes specie and fine art coverage.

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
Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance. The amount of ceded reinsurance and retrocessional protection that we purchase varies based on business segment market conditions, pricing terms and credit risk, as well as other factors. This protection may be more costly, difficult to obtain or unobtainable as a result of our recent rating downgrade by A.M. Best.

          For business exposed to catastrophic losses, we seek to limit our aggregate exposure by insured or reinsured, by industry, by peril, by type of contract and by geographic zone. We monitor and limit our exposure through a combination of aggregate limits, underwriting guidelines and reinsurance. We also periodically reevaluate the probable maximum loss for these exposures by using third-party software and modeling techniques. We seek to limit the probable maximum loss to a pre-determined percentage of our total shareholders'
equity.

          Ceded reinsurance and retrocessional protection do not relieve us of our obligations to our insureds or reinsureds. We must pay these obligations without the benefit of reinsurance to the extent our reinsurers or retocessionaires do not pay us. We evaluate and monitor the financial condition of our reinsurers and monitor concentrations of credit risk. We seek to purchase reinsurance from entities rated "A-" or better by S&P or A.M. Best, and we regularly monitor its collectibility, making balance sheet provisions for amounts we consider potentially uncollectible and requesting collateral where possible. We apply the same financial analysis and approval processes to the selection of reinsurance and other financial protection counterparties as we do to the underwriting of our surety, professional liability and similar lines of business.

RELATIONSHIPS WITH BROKERS

          Other than the program business which is generated through agents, during 2005 we produced substantially all of our remaining business through insurance and reinsurance brokers worldwide who receive a brokerage commission usually equal to a percentage of gross premiums. Brokerage commissions are generally negotiated on a policy by policy basis. For further information regarding our customers who accounted for 10% or more of our consolidated revenues for the period covered by this annual report, see Note 13 to our consolidated financial statements which are included in "Item 8. Financial
Statements and Supplementary Data."

          We sourced almost all of our business, other than the program business, through a limited number of brokers in 2005. Financial strength ratings are an important factor used by brokers and other marketing sources in assessing the financial strength and quality of insurers. As a result of the downgrade of our financial strength rating by A.M. Best, we have been removed from the approved listing from several of our important brokers, including two of our largest brokers, Aon Corporation and

Marsh Inc. The approved listing is a list of insurance carriers that brokers are allowed to recommend to provide insurance coverage to the brokerage house's clients. The downgrade of our financial rating or the continued qualification of our current rating could continue to cause concern about our viability among brokers and other marketing sources, resulting in a movement of business away from us to other stronger or more highly rated carriers. We may seek to broaden the number of brokers we do business with, such as by targeting smaller regional brokers who represent smaller companies who can benefit from our underwriting capabilities and risk management capacities. We may also seek to work with existing broker relationships to reach additional customers that we can serve.
Our failure to maintain or develop relationships with brokers in response to the
March 2006 A.M. Best rating action and from whom we expect to receive our business would have a material adverse effect on us.

          A number of insurance companies have been subpoenaed by regulators in connection with investigations relating to business and accounting practices in the insurance industry. To date, we have not been served any subpoenas. We have received, and have responded to, inquiries from the North Carolina Department of
Insurance, the Colorado Department of Insurance and Lloyd's. From January 1,
2004 to September 30, 2004 we were party to placement service agreements, known as PSAs and market service agreements, known as MSAs, with Aon Corporation and
Marsh Inc. and have paid a total of $31,000 under these agreements as of
December 31, 2005. We have accrued approximately $1.0 million in addition to the amount we have already paid under these agreements. At this time, it is not possible for us to determine the impact of any outcome of these investigations on our future results of operations. In addition, we do not know what the ramifications of the brokers' stated intent to formulate a different commission structure will be on our future results of operations, financial condition or liquidity as brokers seek our participation in this commission structure.

CLAIMS MANAGEMENT

          We are establishing several dedicated insurance claims teams in our product lines and we also plan to outsource the review of highly technical or unusually complicated claims where warranted. Our claims team includes claims professionals and attorneys. These teams strive to investigate, evaluate and settle claims as efficiently as possible. We continue to refine our claims handling guidelines and claims reporting and control procedures. We seek to monitor our claims in accordance with these guidelines.

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

          We have established procedures to record reported insurance claims upon receipt of notice of the claim. To assist with the adjustment and tracking of losses, we have established an information database for all insurance claims.
The database is also used for management reporting and accumulation of significant events for which we have exposures.

          As any potential insurance claim develops, the claims teams will draw on internal and external resources to settle the claim. We are also establishing networks of external legal and claims experts to augment our own in-house teams.
From time to time, we may also enter into agreements with third-party administrators and settlement firms to outsource certain claims functions relating to specific claims. Insurance claims for our program business are generally handled by third-party administrators of those programs who have limited authority and are subject to regular review and audit by our internal claims teams.

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

          o    Case reserves -- Following our analysis of a notice of claim received from an insured, broker or ceding company, we determine whether a case reserve is appropriately priced and, if so, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the availability of coverage and may
               subsequently supplement or reduce the reserves as our claims department deems necessary. We also review our case reserves on a quarterly basis.

          o    IBNR reserves -- We estimate and establish reserves for loss amounts incurred but not yet reported, including expected
               development of reported claims. These IBNR reserves include estimated loss expenses. We calculate IBNR reserves by using generally accepted actuarial techniques. We rely on the most recent information available, including pricing information, industry information and our historical reported claims data. We will revise these reserves for losses and loss expenses as additional information becomes available and as claims are reported and paid. We also review our IBNR reserves on a
               quarterly basis.

          Loss reserves represent our best estimate, at a given point in time, of the ultimate settlement and administration cost associated with incurred claims. Our ultimate liability may exceed or be less than these estimates. The process of estimating loss reserves requires significant judgment due to a number of variables. Internal and external events, such as fluctuations in inflation, judicial trends, legislative changes and changes in claims handling procedures, will affect these variables. We are not able to directly quantify many of these items, particularly on a prospective basis. There may also be significant lags between the occurrence of the insured event and the time it is actually reported to us.

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

          With respect to the year ended December 31, 2005, in establishing our reserves for losses and loss expenses, we reviewed reserve estimates of an actuary employed with our company and of an external actuary specialist. We recorded these reserves as of the year ended December 31, 2005 based on the highest aggregate reserve amount of the estimates we reviewed. While we believe that we are able to make a reasonable estimate of our ultimate losses, we may not be able to predict our ultimate claims experience as reliably as other companies that have had insurance and reinsurance operations for a substantial period of time, and we cannot assure you that our losses and loss expenses will not exceed our total reserves.

RISK MANAGEMENT

          We delegate underwriting authority to the leaders of our product lines and to the leaders of our geographic locations. We have issued detailed letters of underwriting authority to each of our leaders of our product lines and to each of our underwriters. We review these letters annually. These letters contain underwriting eligibility criteria and quantifiable limits depending on the product line. We have implemented a plan to compensate our underwriting officers based on the long-term returns on allocated capital of their respective product lines and intend to regularly review and revise our profitability guidelines to reflect changes in market conditions, interest rates, capital structure and market-expected returns.

          With respect to our specialty insurance lines, we believe we employ a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. We believe this expertise is guided by the following underwriting principles:

          o    Our own independent pricing or risk review of insurance and facultative risks;

          o    Acceptance of only those risks that we believe will earn a level of profit commensurate with the risk they present; and

          o    Limitation of the business we accept to only that business that is consistent with our corporate risk objectives.

          With respect to our reinsurance lines, before we review any treaty proposal, we consider the appropriateness of reinsuring the client, by evaluating the quality of its management and its risk management strategy. In addition, we required each reinsurance property treaty to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered, together with relevant underwriting considerations. If a submission meets the preceding underwriting criteria, we evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital as well as our corporate risk objectives.

          We utilize a risk-adjusted return on capital approach to manage and allocate capital to different lines of business. This approach is based on risk management methodologies from actuarial science and capital markets. We believe that this approach can guide our risk-based pricing of each line or product to achieve our targeted return of capital.

          We seek to integrate our in-house actuarial staff into our underwriting and decision making process. We use outside consultants as necessary to develop the appropriate analysis for pricing. We perform actuarial and risk analysis using commercial data and models licensed from third parties.

          To monitor the catastrophe and correlation risk of our reinsurance business, we subscribe to and utilize natural catastrophe-modeling tools. We will look to supplement these models if necessary and are currently enhancing these models to improve their predictive capabilities in the unusual high severity events such as those experienced during the 2005 hurricane season.

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

          Based on our discussions with A.M. Best, we believe that we will need to, among other things, reduce the amount of risk that we assume on a single loss event or catastrophic event. Currently, we are seeking to reduce our net ultimate loss limits in most of our product lines by offering lower gross policy limits to our clients and by purchasing additional reinsurance coverage to the extent available.

INVESTMENTS

          Our board of directors established our investment policies and mandated a list of authorized investments for company funds. Management implements our investment strategy with the assistance of external managers, who use guidelines which are created by us and compliant with the investment mandates of our board to establish their portfolios. Our investment guidelines specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. The board of directors monitors our overall investment returns and reviews compliance with our investment guidelines.

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
Competition varies depending on the type of business being insured or reinsured.
We have competed on an international and regional basis with major U.S.,
Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates. If we seek to broaden the markets in which we do business, we will encounter additional competition. Many of these competitors have more, and in some cases substantially more, capital and greater marketing and management resources than we expect to have, and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer. Because we have a limited operating history, many of our competitors also have greater name and brand recognition than we have.

          In the specialty market we currently operate in, competition tends to focus more on availability, service and other value-based considerations than on price. If we provide additional specialty insurance products to a broader market of clients, we anticipate that competition will mostly be based on product and underwriting expertise, premiums charged and other terms and conditions offered.

          Competition in the types of business that we underwrite is based on many factors, including:

          o    financial ratings assigned by independent rating agencies;

          o    management's experience in the line of insurance or reinsurance to be written;

          o    strength of client or broker relationships;

          o    premiums charged and other terms and conditions offered;

          o    services provided, products offered and scope of business, both by size and geographic location; and

          o    reputation and quality of claims service.

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

          FINANCIAL STRENGTH RATINGS

          Financial strength ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products.
Rating organizations continually review the financial positions of insurers.
A.M. Best maintains a letter scale rating system ranging from "A++" (superior)
to "F" (in liquidation). The objective of A.M. Best's rating system is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect only our ability to pay policyholder claims. They are not a recommendation to buy, sell or hold our shares. These ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of, A.M. Best.

          On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and
Quanta Europe, to "B++" (very good), and placed those companies under review with negative implications. The A.M. Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. The recent downgrade of our financial rating has had, and will continue to have, a significant adverse effect on our ability to conduct our business along our current product lines and on our ability to execute our business strategy. For further discussion of these recent developments, see "Item 1. Business--Recent
Developments." As a result of the deterioration in our business due to the recent downgrade, A.M. Best may further downgrade our ratings. There is no assurance as to what rating actions A.M. Best may take now or in the future or whether A.M. Best will further downgrade our rating or will remove any qualification of our rating.

REGULATION

          The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. However, the EU has recently adopted a directive which when introduced in each Member State, will introduce full regulation of reinsurers, broadly in line with current regulation for direct insurance. In Bermuda we operate under relatively less intensive regulatory regimes. However, in the United States and United Kingdom, licensed insurers and reinsurers, and in Ireland, licensed insurers, must comply with more complex financial supervision standards. Accordingly, Quanta Europe is subject to extensive financial regulation in Ireland, Quanta U.K. is subject to extensive regulation under applicable statutes in Ireland and the United Kingdom,
Syndicate 4000 is subject to extensive regulation from Lloyd's in the United
Kingdom and Quanta Specialty Lines and Quanta Indemnity are subject to extensive financial regulation under applicable statutes in the United States.

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

          PRINCIPAL REPRESENTATIVE

          An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Quanta Bermuda and Quanta U.S. Re is at our principal executive offices in Bermuda, and Quanta Bermuda's and
Quanta U.S. Re's principal representatives are presently Jonathan J.R. Dodd and
J. Scott Bradley, respectively. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days'
notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, forthwith on reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable event has, to the principal representative's knowledge, occurred or is believed to have occurred, to notify the BMA and,

within 14 days of such notification, to make a report in writing to the BMA setting out all of the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio.

          INDEPENDENT APPROVED AUDITOR

          Every registered insurer must appoint an independent auditor (the
"approved auditor") who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Quanta Bermuda and Quanta U.S. Re, is required to be filed annually with the BMA. The approved auditor of Quanta Bermuda and Quanta U.S. Re must be approved by the BMA and may be the same person or firm which audits
Quanta Bermuda's and Quanta U.S. Re's financial statements and reports for presentation to its shareholders. Quanta Bermuda's and Quanta U.S. Re's approved auditor is currently PricewaterhouseCoopers LLP.

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

          Additionally, under the Companies Act, neither Quanta Holdings nor
Quanta Bermuda nor Quanta U.S. Re may declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts. For further discussion of our share capital and share premium accounts, see "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations--Financial Condition and
Liquidity--Liquidity--Dividends and Redemptions."

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

          IRISH REGULATION

          Quanta Europe is incorporated under the laws of Ireland and has a registered office in Ireland. As a non-life insurance company, Quanta Europe is subject to the regulation and supervision of the Irish Financial Services
Regulatory Authority (which has recently re-branded itself as the Financial
Regulator), or IFSRA, pursuant to the Insurance Acts and Regulations and is authorized to undertake various classes of non-life insurance business.

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

     o    Quanta Europe must not exceed the projected premium levels set out in the business plan submitted as part of its application for authorization without the consent of IFSRA. Any consent will be subject to Quanta Europe agreeing to any capitalization requirements determined by IFSRA;

     o    Quanta Europe will not be permitted to reduce the level of its initial capital without the consent of IFSRA;

     o    Quanta Europe may not make any dividend payments without IFSRA's prior approval;

     o    no loans may be made by Quanta Europe without prior notification to and approval of IFSRA;

     o    the management accounts (which are the revenue account, profit and loss account, balance sheet and statement of solvency) of Quanta
          Europe must be submitted to IFSRA on a quarterly basis for at least the initial three years of Quanta Europe's operation;

     o    Quanta Europe must maintain a minimum solvency margin equal to 200% of the solvency margin laid down by the Insurance Acts and Regulations
          (and a solvency ratio (of free assets to net premium) of 50%); and

     o    Quanta Europe must adhere to IFSRA's policy restricting the reinsurance business written by a direct insurer. Under this policy, a direct insurer is prohibited from engaging in reinsurance except to an extent that is not significant (to a maximum of 10% to 20% of its overall business) and subject to certain conditions. In practice IFSRA expects a direct writer to write reinsurance in very limited circumstances.

          ANNUAL RETURNS

          Quanta Europe must file annual statutory insurance returns with IFSRA in the format prescribed by the European Communities (Non-Life Insurance
Accounts) Regulations, 1995. Insurers must also pay annual supervision fees.

          EUROPEAN PASSPORT

          Ireland is a member of the European Economic Area (the "EEA"). The EEA comprises each of the countries of the European Union (EU) (being, as at March
2006, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland,
Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, the United Kingdom,
Estonia, Latvia, Lithuania, Czech Republic, Hungary, Malta, Cyprus, Poland,
Slovakia and Slovenia) and Iceland, Liechtenstein and Norway. The EEA was
established by a 1992 agreement the effect of which is to create an area of free movement of goods and services (including insurance services) within EEA countries. A consequential effect of the EEA agreement is that the rules on passporting of insurance services that apply between EU member states (described below) are extended to Iceland, Liechtenstein and Norway.

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

          IFSRA GUIDELINES

          In addition to the Insurance Acts and Regulations, Quanta Europe is
expected to comply with certain guidelines issued by IFSRA from time to time.
The following are the most relevant guidelines:

     o    All insurers supervised by IFSRA are obliged to appoint a compliance officer, who must carry out the duties and functions set forth in the guidelines. The compliance officer may simultaneously hold other offices within the insurer.

     o    All directors of insurers supervised by IFSRA are required to certify to IFSRA on an annual basis that the insurer has complied with all relevant legal and regulatory requirements throughout the year.

     o    Every insurer must adopt an appropriate asset management policy having regard to its liabilities profile.

     o    All insurers must formulate a clear and prudent policy on the use of derivatives for all purposes and, furthermore, have controls in place to ensure that the policy is implemented.

     o    All non-life insurers are required to provide an annual actuarial opinion as to the adequacy of their reserves.

     o    All insurers must carefully evaluate their reinsurance cover and their selection of appropriate reinsurers.

          Other less relevant, but nonetheless applicable, guidelines include guidelines on the treatment of installment income from premium installment payment plans, guidelines on the treatment of foreign exchange movements and guidelines on on-site supervisory visits by IFSRA. We anticipate that further guidelines will be issued by IFSRA from time to time in the future.

          WITHDRAWAL OF AUTHORIZATION

          An insurer supervised by IFSRA may have its authorization revoked by
IFSRA, if IFSRA is satisfied that the insurer:

     o    has not used its authorization for the last 12 months, has expressly renounced its authorization or has ceased to carry on business covered by the authorization for more than six months;

     o    has been convicted of certain offences under the Insurance Acts and
          Regulations;

     o    no longer fulfils the conditions for authorization required by the
          Insurance Acts and Regulations;

     o    has been unable to take measures contained in a restoration plan or finance scheme envisaged by the Insurance Acts and Regulations;

     o    fails seriously in its obligations under the Insurance Acts and
          Regulations;

     o    fails to comply with a requirement to produce certain documentation pursuant to an investigation; or

     o    fails to comply with a direction from IFSRA as provided for in the
          Insurance Acts and Regulations.

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

     o    IFSRA has power to require an insurer to submit returns and documents to it in such form as may be prescribed by regulation and to require that they be attested by directors and officers of the insurer. IFSRA may also require that they be attested by independent professionals and that they be published. Additionally, IFSRA has a right to disclose any such returns or documents to the supervisory authorities of other EU Member States;

     o    IFSRA may require information in relation to the insurer or any connected body;

     o    IFSRA has power to direct that an investigation of an insurer's affairs be carried out in order to be satisfied that the insurer is complying or has the ability to continue to comply with its obligations under the Insurance Acts and Regulations. If necessary
          IFSRA may seek a High Court order prohibiting the free disposal of an insurer's assets;

     o    In certain circumstances, including where IFSRA believes that an insurer may be unable to meet its liabilities or provide the required solvency margin, IFSRA may direct the insurer to take measures including: closing to new business, limiting its premium income, restricting its investments in certain assets, realizing assets, maintaining assets in Ireland and any further measures specified in the direction;

     o    If IFSRA considers that policyholders' rights are threatened, it can require the insurer concerned to produce a financial recovery plan, covering the next three years and to maintain a higher solvency margin; IFSRA is prohibited from issuing a certificate that the insurer meets the required solvency margin while it believes that policyholders' rights are threatened;

     o    If the solvency margin of the insurer falls below the minimum guarantee fund, IFSRA must require the insurer to submit a short-term finance scheme; and

     o    IFSRA may confer wide ranging powers on "authorized officers" in relation to insurers for the purpose of the Insurance Acts and
          Regulations. These powers include permitting an authorized officer to search a premises and remove documents. An authorized officer may also be empowered to compel persons to provide information and
          documentation and to prepare a report on specified aspects of the business or activities of an insurer and other prescribed persons.

          Auditors to an insurer have a statutory duty to report to IFSRA in certain circumstances.

          Certain breaches of the Insurance Acts and Regulations may constitute criminal offences and render the persons found guilty of such offences liable to fines and/or imprisonment.

          CERTAIN OTHER IRISH LAW CONSIDERATIONS

          Quanta Europe is subject to the laws and regulations of Ireland. The
Irish Companies Acts, 1963 to 2005 (the "Companies Acts") and the common law include the following restrictions applicable to Quanta Europe:

     o    Irish law requires the directors of a company to act in good faith for the benefit of the company and for example, prohibits the gratuitous use of corporate assets for the benefit of directors and persons connected with them;

     o    Irish company law applies capital maintenance rules. In particular,
          Quanta Europe is restricted to declaring dividends only out of
          "profits available for distribution." Profits available for distribution are a company's accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized either by distribution or capitalization and such losses do not include amounts previously written-off in a reduction or reorganization of capital;

     o    Irish law restricts a company from entering into certain types of transactions with its directors and officers by either completely prohibiting such transactions or permitting them only subject to conditions;

     o    Irish law restricts the giving of financial assistance by a company in connection with the purchase of its own shares or those of its holding company;

     o    All Irish companies are obliged to file prescribed returns (including, in most cases, audited accounts) in the Companies Registration Office annually and on the happening of certain events such as the creation of new shares, a change in directors or the passing of certain shareholder resolutions;

     o    A private limited company cannot offer shares or debentures to the public. Quanta Europe is a private limited company;

     o    A statutory body known as the Office of the Director of Corporate
          Enforcement (the "ODCE") has power to carry out investigations into the affairs of Irish companies in circumstances prescribed in the
          Companies Acts. The powers of the ODCE include the prosecution (both civil and criminal) of persons for suspected breaches of the Companies
          Acts; and

     o    Certain civil and criminal sanctions exist for breaches of the
          Companies Acts.

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

          REGULATION OF SYNDICATE 4000 AT LLOYD'S

          Our Syndicate 4000 at Lloyd's operations are subject to regulation by the Financial Services Authority, as established by the Financial Services and
Markets Act 2000. Our Syndicate 4000 at Lloyd's operations are also subject to regulation by the Council of Lloyd's. The Financial Services Authority has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd's syndicates, operating in the
United Kingdom. Syndicate 4000 and its sole member, our subsidiary, Quanta 4000
Limited are subject to rules imposed under regulations and byelaws made, and amended from time to time, by the Council of Lloyd's under powers conferred on it by Lloyd's Act 1982. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other

requirements. The Financial Services Authority monitors the Lloyd's market to ensure that managing agents' compliance with the systems and controls prescribed by Lloyd's enables those managing agents to comply with its relevant requirements, and it also regulates managing agents directly. If it appears to the Financial Services Authority that either Lloyd's is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd's, the
Financial Services Authority may exercise broad powers of intervention.

          We participate in the Lloyd's market through Syndicate 4000 at
Lloyd's. Chaucer Syndicates Limited is the managing agent for Syndicate 4000.
Quanta 4000 Limited, which has been a corporate member of Lloyd's since December
2004, is the sole member of Syndicate 4000. By entering into a membership agreement with Lloyd's, Quanta 4000 Limited undertakes to comply with all
Lloyd's byelaws and regulations as well as the provisions of the Lloyd's Acts and the Financial Services and Markets Act. Syndicate 4000, as well as Quanta
4000 Limited and its directors, are subject to the Lloyd's regulatory regime.

          Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit (which are referred to as "Funds at Lloyd's") in an amount determined by Lloyd's equal to a specified percentage of the member's underwriting capacity. This amount is determined by Lloyd's through application of a risk based capital formula. The consent of the Council of Lloyd's may be required when a syndicate proposes to increase its underwriting capacity for the following underwriting year. Where an underwriting year makes a loss, the loss may be met by application of the Funds at Lloyd's of the members who participated on the underwriting year.

          In December 2004, the Financial Services Authority introduced a new set of rules for the determination of the capital resources requirement for all insurers. The capital resources requirement is similar in effect to a required solvency margin. The new rules took effect from December 31, 2004. Lloyd's is required to apply these rules to members of Lloyd's. Under these requirements,
Lloyd's must demonstrate that each member's capital resources requirement is covered by that member's capital resources, which consist of its Funds at
Lloyd's and its share of capital resources held at syndicate level, and, to the extent that those resources are insufficient, the Society's own capital resources. Under the requirements, the managing agent of the syndicate must carry out a capital assessment of the syndicate in order to determine whether any additional capital should be held by the syndicate on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an "individual capital assessment") is reviewed and may be challenged by Lloyd's. It could result in the capital resources requirement of the member effectively being increased. The need for the member to meet its capital resources requirement can increase the amount of Funds at Lloyd's required to be maintained by the member, and therefore the cost of its business at Lloyd's, and reduce the amount of profits distributed to the member.
Syndicate 4000's individual capital assessment for the year ending December 31,
2006 has been reviewed and approved by Lloyd's. However, as a result of our recent ratings downgrade by A. M. Best, Lloyd's has informed us that in order for Syndicate 4000 to continue underwriting in the Lloyd's of London market during the 2007 underwriting year, Syndicate 4000 must diversify its capital base with one or more third-party capital sources. This capital, including the third-party source, must be in place by November 30, 2006. Based on the amount of capital provided by any third-party source, we believe we will be able to remove some of the funds we have deposited to support our underwriting capacity of our Lloyd's syndicate. However, we can make no assurances that we will be successful in obtaining any third-party source of capital to support our Lloyd's syndicate. If we fail to meet Lloyd's capital diversification requirements by
November 30, 2006, we will no longer be able to participate in the Lloyd's of
London market in future underwriting years, which will have a material adverse effect on our business. For further discussion, see "Item 1A. Risk
Factors--Risks Related to our Business--Continued or increased premium levies by
Lloyd's for the Lloyd's central fund and cash calls for trust fund deposits or a significant downgrade of Lloyd's A.M. Best rating would materially and adversely affect us."

          Ordinarily an underwriting year of a Lloyd's syndicate will accept business over the course of

one year and then remain open for two further years, before being closed by
"reinsurance to close" into the next underwriting year of the same syndicate or into an underwriting year of another syndicate. Following reinsurance to close, any profit of the underwriting year becomes available for distribution to members, and Lloyd's will release the Funds at Lloyd's of the members to the extent not required to support other underwriting years on which the members participate or to meet the loss made by the underwriting year, if it made a loss. If the managing agent of a Lloyd's syndicate concludes that an underwriting year cannot be closed as at the end of its third open year by reinsurance to close or the reinsurance to close cannot be concluded on commercially acceptable terms, it must determine that the underwriting year remain open and be placed into run off. While it remains in run off the profits of the underwriting year will not be distributed to its members (although it is likely in such a scenario that the underwriting year will make a loss, so that there will be no profits) and there cannot be a release of the Funds at Lloyd's of the members without the consent of Lloyd's, such consent only being considered where a member has surplus Funds at Lloyd's.

          The Council of Lloyd's has wide discretionary powers to regulate members' underwriting at Lloyd's. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd's ratio or the investment criteria applicable to the provision of Funds at Lloyd's. Exercising any of these powers might affect the amount of a corporate member's overall premium limit (the amount of business which the member is permitted to accept in any underwriting year) and consequently the return on an investment in the corporate member in a given underwriting year. In particular, it should be noted
that the annual business plans of a syndicate are subject to the review and approval of the Lloyd's Franchise Board. The Lloyd's Franchise Board was
formally constituted on January 1, 2003 and has now become the managing agent's principal interface with the Council of Lloyd's. The main goal of the Franchise
Board is to seek to create and maintain a commercial environment at Lloyd's in which underwriting risk is prudently managed while providing maximum long term returns to capital providers.

          The reinsurance to close of an underwriting year on which a corporate member participates does not legally discharge the member from liability for the insurance obligations of the underwriting year. Instead, it provides to the member a full indemnity from the reinsuring underwriting year in respect of these obligations. Therefore, even after all the underwriting years on which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd's.
Accordingly, although Lloyd's will release the member's Funds at Lloyd's, there nevertheless continues to be an administrative and financial burden for corporate members between the time of reinsurance to close of the underwriting years on which they participated and the time their insurance obligations are extinguished, including the completion of financial accounts in accordance with the Companies Act 1985.

          Whenever a member of Lloyd's is unable to pay its debts to policyholders, including by the application of its Funds at Lloyd's, such debts may, at the discretion of the Council of Lloyd's, be paid by the Lloyd's Central
Fund. The Central Fund is also capable of providing other benefits to members of
Lloyd's, such as supplementing their coverage of their capital resources requirement, where necessary. In order to ensure that the Central Fund is properly funded, members of Lloyd's are required annually to make contributions to the Central Fund and to make an interest-bearing subordinated loan to Lloyd's whose proceeds are held in the Central Fund. Both the contribution and the amount of the loan are determined as a percentage of the member's underwriting capacity. If Lloyd's determines that the Central Fund needs to be increased further, it has the power to require members of Lloyd's to make further Central
Fund contributions of up to 3% of their underwriting capacity. Lloyd's also makes other charges on its members and the syndicates on which they participate, including an annual subscription charge and an overseas business charge, and has power to impose additional charges under Lloyd's Powers of Charging Byelaw.

          U.S. REGULATION

          We are developing our U.S. business through Quanta Indemnity, a U.S.
licensed insurance

company that is licensed to write insurance and reinsurance in 44 states and is an accredited reinsurer in Washington D.C., and by writing insurance on an excess and surplus lines basis in many states in the United States through
Quanta Specialty Lines.

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

          REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES

          The ability of a U.S. insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company's state of domicile. Generally, these laws require prior regulatory approval before an insurer may pay a dividend or make a distribution above a specified level. In many U.S. jurisdictions, including the State of Indiana where Quanta Specialty Lines is domiciled and the State of Colorado where Quanta
Indemnity is domiciled, this level currently is set at the greater of (1) 10% of the insurer's statutory surplus as of the end of the last preceding calendar year or (2) levels of the insurer's net income for the prior calendar year. In addition, the laws of many U.S. jurisdictions require an insurer to report for informational purposes to the insurance commissioner of its state of domicile all declarations and proposed payments of dividends and other distributions to security holders.

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

     o    underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

     o    declines in asset values arising from credit risk; and

     o    declines in asset values arising from investment risks.

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

     o    insurer is required to submit a plan for corrective action,

     o    insurer is subject to examination, analysis and specific corrective action,

     o    regulators may place insurer under regulatory control, and

     o    regulators are required to place insurer under regulatory control.

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

     o    if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

     o    if the reinsurer is an "accredited" or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

     o    in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and
          (b) meets financial requirements; or

     o    if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

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

          FEDERAL REGULATION

          Although state regulation is the dominant form of regulation for insurance and reinsurance business, from time to time Congress has shown concern over the adequacy and efficiency of the state regulation. Proposals have included the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. Federal legislation is also being discussed that would require all states to adopt uniform standards relating to the regulation of products, licensing, rates and market conduct. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. subsidiaries'
capital and operations, and the enactment of such laws or the adoption of such regulations could materially adversely affect our business.

          The Gramm-Leach-Bailey Act ("GLBA") which made fundamental changes in the regulation of the financial services industry in the United States was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are
"financial" in nature or "incidental" or "complementary" to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

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

          The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted by the
U.S. Congress and became effective in November 2002 in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. TRIA generally requires
U.S. property and casualty insurers, including Quanta Indemnity and Quanta
Specialty Lines, to offer terrorism coverage for certified acts of terrorism to their policyholders at the same limits and terms as for other coverages.
Exclusions or sub-limited coverage may be established, but solely at the policyholder's discretion. The U.S. Treasury has the power to extend the application of TRIA to our non-U.S. insurance operating subsidiaries as well.

          TRIA created a temporary federal reinsurance program to reduce U.S.
insurers' risk of financial loss from certified acts of terrorism. TRIA's requirement to offer coverage, as well as the federal reinsurance program, has been extended and is now scheduled to expire on December 31, 2007. While federal reinsurance is available, coverage under the federal reinsurance program is limited. Accordingly, the requirements under TRIA may negatively affect our results of operation and our business.

MATERIAL TAX CONSIDERATIONS

          The following is a summary of our taxation under certain tax laws, does not purport to be a comprehensive discussion of all the tax considerations that may be relevant and is for general information only. The discussion is based upon current law. Legislative, judicial or administrative changes or interpretations may be forthcoming that could be retroactive and could affect the tax consequences discussed herein. Statements contained in this report as to the beliefs, expectations and conditions of Quanta Holdings and its subsidiaries as to the application of such tax laws or facts represent the view of management as to the application of such laws and do not represent the opinions of counsel.

          YOU SHOULD CONSULT YOUR OWN TAX ADVISOR CONCERNING THE U.S. FEDERAL,
STATE, LOCAL AND NON-U.S. TAX CONSEQUENCES OF OWNING OUR SECURITIES.

          TAXATION OF QUANTA HOLDINGS AND SUBSIDIARIES

          CERTAIN BERMUDA TAX CONSIDERATIONS

          Bermuda does not currently impose any income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax on us or our shareholders, other than shareholders ordinarily resident in Bermuda, if any. There is currently no Bermuda withholding or other tax on principal, interest or dividends paid to holders of the shares, other than holders ordinarily

resident in Bermuda, if any. We cannot assure you that we or our shareholders will not be subject to any such tax in the future.

          Quanta Holdings has received written assurance dated May 27, 2003 from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection
Act 1966 of Bermuda, as amended, if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Quanta Holdings or to any of its operations, shares, debentures or obligations until March 28,
2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by
Quanta Holdings in respect of real property or leasehold interests in Bermuda held by it. Quanta Bermuda and Quanta U.S. Re also received such written assurance dated June 23, 2003. We cannot assure you that we will not be subject to any such tax after March 28, 2016.

          CERTAIN IRISH TAX CONSIDERATIONS

          We intend that Quanta Europe a company incorporated in Ireland, will be managed and controlled, in Ireland and, therefore, will be resident in
Ireland for Irish tax purposes and subject to Irish corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by Quanta Europe, once authorized, from an Irish trade (that is, a trade that is not carried on wholly outside of Ireland) will be subject to Irish corporation tax at the current rate of 12.5%. Other income (that is income from passive investments, income from non-Irish trades and income from certain dealings in land) will generally be subject to Irish corporation tax at the current rate of
25%.

          The Irish Revenue Commissioners have published a statement indicating that deposit interest earned by an insurance company on funds held for regulatory purposes will be regarded as part of its trading income, and accordingly will be part of the profits taxed at 12.5%. This statement also indicates acceptance of case law which states that investment income of an insurance company will likewise be considered as trading income where it is integral to the insurance trade and available for satisfying the liabilities of the insurance business.

          Other investment income earned by Quanta Europe will generally be taxed in Ireland at a rate of 25%. Capital gains realized by Quanta Europe will generally be subject to Irish corporation tax at an effective rate of 20%.

          If Quanta Europe carries on a trade in the United Kingdom, or the U.K.
through a permanent establishment in the U.K., profits realized from such a trade in the U.K. will be subject to Irish corporation tax notwithstanding that such profits may also be subject to taxation in the U.K. A credit against the
Irish corporation tax liability is available for any U.K. tax paid on such profits, subject to the maximum credit being equal to the Irish corporation tax payable on such profits.

          If we list our shares on a stock exchange in an EU Member State or country with which Ireland has a tax treaty, and provided that such shares are substantially and regularly traded on that exchange, Irish dividend withholding tax will not apply to dividends and other distributions paid by Quanta Europe, once capitalized, to Quanta Holdings provided Quanta Holdings has made an appropriate declaration, in prescribed form, to Quanta Europe.

          We expect that none of Quanta Holdings and its subsidiaries, other than Quanta Europe, will be resident in Ireland for Irish tax purposes unless the central management and control of such companies is, as a matter of fact, located in Ireland. A company not resident in Ireland for Irish tax purposes can be subject to Irish corporation tax if it carries on a trade through a branch or agency in Ireland or disposes of certain specified assets (e.g., Irish land, minerals, or mineral rights, or shares deriving the greater part of their value from such assets). In such cases, the charge to Irish corporation tax is limited to trading income connected with the branch or agency, and capital gains on the disposal of

assets used in the branch or agency which are situated in Ireland at or before the time of disposal, and capital gains arising on the disposal of specified assets, with tax imposed at the rates discussed above. A company not resident in
Ireland is otherwise subject to Irish income tax at the standard rate, currently
20%, on other taxable income arising from sources within Ireland, and to capital gains tax at the current rate of 20% of the taxable gain, on disposals of certain specified assets, Irish land, minerals, exploration and exploitation rights, and unquoted shares directly or indirectly deriving the greater part of their value from such assets.

          Insurance companies are subject to an insurance premium tax in the form of a stamp duty charged at 2% of premium income. It applies to general insurance business, mainly business other than:

          o    Reinsurance;

          o    Life insurance;

          o    Certain, maritime, aviation and transit insurance; and

          o    Health insurance.

          It applies to a premium in respect of a policy where the risk is located in Ireland. Legislation provides that risk is located in Ireland:

          o    In the case of insurance of buildings together with their
               contents, where the building is in Ireland;

          o    In the case of insurance of vehicles, where the vehicle is registered in Ireland;

          o    In the case of insurance of four months or less duration of travel or holiday if the policyholder took out the policy in
               Ireland; and

          Otherwise where the policyholder is resident in Ireland, or if not an individual, if its head office is in Ireland or its branch to which the insurance relates is in Ireland.

          See "Item 1A. Risk Factors--Risks Related to our Business--We may be
subject to additional Irish tax or U.K. tax."

          CERTAIN UNITED KINGDOM TAX CONSIDERATIONS

          The following is a summary of certain U.K. tax considerations under current U.K. law relating to Quanta Holdings and its subsidiaries.

          U.K. Taxation of Quanta Holdings, Quanta Bermuda, Quanta Europe,
          Quanta U.S. Holdings and Quanta Specialty Lines

          U.K. Residence. Neither Quanta Holdings, Quanta Bermuda, Quanta
Europe, Quanta U.S. Holdings nor Quanta Specialty Lines is incorporated in the
U.K. Accordingly, they should not be treated as being resident in the U.K.
unless their central management and control is exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. We intend to manage Quanta
Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty
Lines and Quanta Indemnity so they are not resident in the U.K. for U.K.
corporation tax purposes. Quanta 4000, as a company incorporated in the U.K., is treated as being resident in the U.K. and is subject to U.K. corporation tax on its worldwide income and gains. The maximum rate of U.K. corporation tax is 30%.

          U.K. Permanent Establishment. As a matter of U.K. domestic tax law, a company not resident in the U.K. for U.K. corporation tax purposes can be subject to U.K. corporation tax if it carries on a trade in the U.K. through a permanent establishment in the U.K. but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) connected with such permanent establishment. The term "permanent establishment" is defined for these purposes in a manner that is consistent with various internationally recognized characteristics commonly used in the U.K.'s double tax treaties. The maximum rate of U.K. corporation tax is 30%.

          We intend that Quanta Europe will operate in such a manner that it will carry on a trade in the U.K. through a permanent establishment in the U.K.
(i.e. Quanta U.K.). We intend that Quanta Europe will be entitled to the benefits of the tax treaty between the U.K. and Ireland. On the basis that
Quanta U.K. should constitute a permanent establishment of Quanta Europe in the
U.K. for the purposes of that tax treaty, Quanta Europe will be subject to U.K.
corporation tax to the extent of any profits attributable to the permanent establishment in the U.K., as determined under the provisions of the U.K. --
Ireland tax treaty.

          We intend to operate in such a manner that none of Quanta Holdings nor any of its subsidiaries (other than Quanta Europe) will carry on a trade in the
U.K. through a permanent establishment in the U.K. Whether a trade is being carried on in the U.K. through a permanent establishment in the U.K. is an inherently factual determination. Since U.K. case law and U.K. statute fail to definitively identify activities that constitute a trade being carried on in the
U.K. through a permanent establishment in the U.K., we cannot assure you that HM
Revenue & Customs will not contend successfully that Quanta Holdings or any of its subsidiaries (other than Quanta Europe) has been or will be carrying on a trade in the U.K. through a permanent establishment in the U.K. We believe that the U.S. subsidiaries of Quanta Holdings qualify for benefits under the tax treaty between the U.K. and the United States. If any of our U.S. subsidiaries qualifying for such benefits were to be carrying on a trade in the U.K. through a U.K. permanent establishment, they would only be subject to U.K. corporation tax if the U.K. permanent establishment constituted a permanent establishment for the purposes of that treaty and then only to the extent that any profits were attributable to that permanent establishment in the U.K. determined in accordance with the provisions of the U.K. -- United States tax treaty.

          The U.K. has no tax treaty with Bermuda and if any of Quanta Holdings or our subsidiaries in Bermuda were to be carrying on a trade in the U.K.
through a U.K. permanent establishment, they would be subject to U.K.
corporation tax attributable to that permanent establishment in accordance with the provisions of U.K. tax law.

          There are circumstances in which companies that are neither resident in the U.K. nor entitled to the protection afforded by a tax treaty between the
U.K. and the jurisdiction in which they are resident may be exposed to income tax in the U.K. on income arising in the U.K. (other than by deduction or withholding) but we intend to operate in such a manner that none of us will fall within the charge to income tax in the U.K. (other than by deduction or withholding) in this respect.

          If we or any of our subsidiaries, other than any subsidiary incorporated in the U.K. as a contact office for Quanta Bermuda, were treated as being resident in the U.K. for U.K. corporation tax purposes, or, other than
Quanta Europe were to be carrying on a trade in the U.K. through a permanent establishment in the U.K., the results of our operations and your investment could be materially adversely affected.

          U.K. EXCISE TAXES

          The U.K. imposes Insurance Premium Tax, or IPT, on insurance premiums on policies in respect of risks located in the U.K. Certain types of insurance risks located in the U.K. are exempt from IPT, including reinsurance. IPT is generally collected from the insurer, although the economic cost of the IPT is usually passed to the insured by way of an IPT-inclusive premium. The rate of
IPT is 5% and is based on the amount of the gross premium.

          CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

          The following discussion is a summary of certain U.S. federal income tax considerations relating to Quanta Holdings, Quanta Bermuda, Quanta Europe,
Quanta U.S. Holdings, Quanta Specialty Lines, Quanta Indemnity and Quanta U.S.
Re and the ownership of our shares by investors. As discussed further in this annual report and based on our expected business, properties, ownership, organization, source of income and manner of operation, we believe that (1) no
U.S. Person that owns shares in Quanta Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a controlled foreign corporation, or CFC, and (2) Quanta Holdings should not be considered a passive foreign investment company, for the period ended December
31, 2003 or for the years ended December 31, 2004 or 2005. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for the period ended December 31, 2003 or for the years ended December 31, 2004 or 2005.

          This summary is based upon the Internal Revenue Code, the Treasury
Regulations promulgated under the Internal Revenue Code, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax treaty between the United States and Bermuda, or the "Bermuda Treaty" and the
tax treaty between the United States and Ireland, or the "Irish Treaty", all as
currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this annual report. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor's investment or tax circumstances, or to investors subject to special tax rules, such as shareholders who own directly, or indirectly through certain foreign entities or through the constructive ownership rules of the Internal Revenue Code, 10% or more of the voting power or value of Quanta Holdings (or how those ownership rules may apply in certain circumstances), tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary generally does not discuss the federal alternative minimum tax and federal taxes other than income tax or other U.S. taxes such as state or local income taxes. This summary assumes that an investor will acquire and hold our shares as capital assets, which generally means as property held for investment. Special rules, not discussed herein, apply to U.S. persons who are partners in a partnership investing in shares. Prospective investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of shares under U.S. federal, state, local and other tax laws.

          For U.S. federal income tax purposes and purposes of the following discussion, a "U.S. Person" means (1) a citizen or resident of the United
States, (2) a corporation or other entity created or organized in the United
States or under the laws of the United States or of any of its political subdivisions, (3) an estate the income of which is subject to U.S. federal income tax without regard to its source or (4) a trust if a court within the
United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust, as well as certain electing trusts.

          U.S. Taxation of Quanta Holdings, Quanta Bermuda, Quanta Europe,
          Quanta U.S. Holdings, Quanta Specialty Lines, Quanta U.S. Re and
          Quanta Indemnity

          U.S. Income and Branch Profits Tax. A foreign corporation deemed to be engaged in the conduct of a trade or business in the U.S. will generally be subject to U.S. federal income tax (at a current maximum rate of 35%), as well as a 30% branch profits tax in certain circumstances, on its income which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable income tax treaty, as discussed below. Quanta Holdings, Quanta Europe and Quanta Bermuda intend to operate in such a manner that they will not be

considered to be conducting a trade or business within the United States for purposes of U.S. federal income taxation. Whether a trade or business is being conducted in the United States is an inherently factual determination. Because the Internal Revenue Code, Treasury Regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot assure you that the IRS will not contend successfully that Quanta Holdings, Quanta Bermuda and/or Quanta Europe are or will be engaged in a trade or business in the United States. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation is entitled to deductions and credits only if it timely files a U.S. federal income tax return (which requirement may be waived if the foreign corporation establishes that it acted reasonably and in good faith in its failure to timely file such return). Quanta Holdings, Quanta
Europe and Quanta Bermuda intend to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S.
federal income tax.

          An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the
United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. Quanta Bermuda believes it is entitled to the benefits of the Bermuda Treaty. Assuming Quanta Bermuda is entitled to the benefits under the Bermuda Treaty, it will not be subject to
U.S. federal income tax on any insurance income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Whether business is being conducted in the United States through a permanent establishment is an inherently factual determination. Quanta Bermuda intends to conduct its activities so as not to have a permanent establishment in the United
States, although we cannot assure you that it will achieve this result.

          A company resident in Ireland will generally be entitled to the benefit of the Irish Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United
States or Ireland or U.S. citizens and (2) deductible amounts paid for certain purposes to persons who are neither residents of either the U.S. or Ireland, nor
U.S. citizens do not exceed 50% of the Irish company's income. An Irish company which does not meet those standards may nevertheless be entitled to the benefits of the Irish Treaty with respect to an item of income if the Irish company is engaged in the active conduct of a trade or business in Ireland, and the item of income is connected with or incidental to that trade or business. Quanta Europe believes it is entitled to the benefits of the Irish Treaty. Assuming Quanta
Europe is entitled to the benefits of the Irish Treaty, it will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Quanta Europe intends to conduct its activities in a manner so that it does not have a permanent establishment in the United States, although we cannot assure you that it will achieve this result.

          If a non-U.S. company is characterized as engaged in an insurance business in the United States, a portion of its net investment income will be characterized as effectively connected with such U.S. trade or business. The amount so characterized depends on a formula. It is unclear whether applicable income tax treaties apply to the characterization of net investment income and, if so, such benefit would only apply if the non-U.S. insurance company is eligible for such treaty benefit.

          Foreign corporations also are subject to U.S. withholding tax at a rate of 30% of the gross amount of certain "fixed or determinable annual or periodical gains, profits and income" derived from sources within the United
States (such as dividends and certain interest on investments), to the extent such amounts are not effectively connected with the foreign corporation's conduct of a trade or business in the United States. The tax rate is subject to reduction by applicable treaties. The

Bermuda Treaty does not provide such a reduction. Dividends, if any, paid by
Quanta U.S. Holdings to Quanta Holdings, therefore, will be subject to 30% U.S.
withholding tax. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to premiums paid to Quanta Bermuda is 4% for insurance premiums and 1% for reinsurance premiums.
The excise tax does not apply to premiums paid to Quanta Europe assuming that
Quanta Europe is entitled to the benefits of the Irish Treaty, to the extent that Quanta Europe does not reinsure the risk with a reinsurer which is not entitled to the benefits of a bilateral tax treaty with the United States in which the United States has waived the excise tax.

          Quanta U.S. Holdings is a Delaware corporation and Quanta Specialty
Lines is an Indiana corporation. Quanta U.S. Re is a Bermuda corporation that will be taxed as a U.S. corporation pursuant to an election under section 953(d)
of the Internal Revenue Code. Each will be subject to taxation in the United
States on its worldwide income at regular corporate rates.

          Personal Holding Companies. Quanta Holdings' U.S. subsidiaries could be subject to additional U.S. tax on a portion of their income earned from U.S.
sources if any of them is considered to be a personal holding company, or "PHC"
for U.S. federal income tax purposes. A corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (1) at any time during the last half of such taxable year, five or fewer individuals
(without regard to their citizenship or residency) own or are deemed to own
(pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (2) at least 60% of the corporation's adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of "PHC income." PHC income includes, among other things, dividends, certain interest, certain royalties, annuities and, under certain circumstances, rents. For purposes of the 50% test, each partner of an investment partnership who is an individual will be treated as owning his/her proportionate share of any stock owned by the partnership. Additionally, certain entities (such as tax-exempt organizations and pension funds) will be treated as individuals. The PHC rules contain an exception for foreign corporations.

          If any of Quanta Holdings' U.S. subsidiaries were a PHC in a given taxable year, such corporation would be subject to PHC tax on its "undistributed
PHC income" at a rate of 15%. For taxable years beginning after December 31,
2008, the PHC tax rate would be the highest marginal rate on ordinary income applicable to individuals.

          Although Quanta Holdings believes that none of its U.S. subsidiaries is a PHC, we cannot provide assurance that this will be the case because of factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of Quanta Holdings' shareholder base, the gross income of Quanta Holdings' U.S. subsidiaries and other circumstances that could change the application of the PHC rules to Quanta
Holdings and its subsidiaries. In addition, if any of Quanta Holdings' U.S.
subsidiaries were to become PHCs we cannot be certain that the amount of PHC income would be immaterial.

          EMPLOYEES

          As of March 31, 2006, we employ approximately 318 full-time employees.
Approximately 187 employees work in our specialty insurance, specialty marine and aviation reinsurance programs and structured product lines. They primarily include underwriting officers, underwriters, actuaries, attorneys, claims personnel and administrative personnel. Approximately 131 work in our technical services product line. Of these employees, approximately 87 are professional staff with degrees in engineering, geological sciences, toxicology, chemistry, public health, biology, environmental science, and/or environmental management.
Their backgrounds are in industry, consulting, and federal and state regulatory agencies.

          In order to retain the services of Jonathan J.R. Dodd, our chief financial officer, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of their termination without cause or following a change of control. These agreements also contain non-competition and non-solicitation provisions. However, generally, our other employees do not have non-competition agreements with us or agreements requiring us to employ them over a fixed term.
Therefore, these other employees may voluntarily terminate their employment with us at any time and are not restricted from seeking employment with our competitors or others who may seek their expertise.

ITEM 1A. RISK FACTORS

          Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Though we have attempted to list comprehensively important cautionary risk factors, we wish to caution investors and others that other factors may in the future prove to be important in affecting our business or results of operations.

RISKS RELATED TO OUR BUSINESS

          ON MARCH 2, 2006, A.M. BEST DOWNGRADED OUR FINANCIAL STRENGTH RATING
          TO "B++" (VERY GOOD) AND PLACED OUR RATING UNDER REVIEW WITH NEGATIVE
          IMPLICATIONS. OUR CURRENT FINANCIAL STRENGTH RATING OF "B++" (VERY
          GOOD) UNDER REVIEW WITH NEGATIVE IMPLICATIONS HAS HAD, AND WILL
          CONTINUE TO HAVE, A SIGNIFICANT ADVERSE EFFECT ON OUR ABILITY TO
          CONDUCT OUR BUSINESS ALONG OUR CURRENT PRODUCT LINES AND ON OUR
          ABILITY TO EXECUTE OUR BUSINESS STRATEGY. AS A RESULT OF THE
          DETERIORATION IN OUR BUSINESS, A.M. BEST MAY FURTHER DOWNGRADE OUR
          RATINGS.

          Competition in the types of insurance and reinsurance business that we underwrite and reinsure are based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. A.M. Best is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Its ratings are based on a quantitative evaluation of a company's performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, investments, reinsurance programs, reserves and management. In addition, its rating of us takes into consideration the fact that we have recently commenced our operations. Insurance ratings are used by customers, brokers, reinsurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. In addition, the rating of a company seeking reinsurance, also known as a ceding company, may be adversely affected by the lack of a rating of its reinsurer. Therefore, the lack of a rating or a poor rating will dissuade a ceding company from reinsuring with us and will influence a ceding company to reinsure with a competitor of ours. A decline in a company's rating indicating a reduced financial strength or other adverse financial developments can cause concern about the viability of the downgraded insurer among its agents, brokers and policyholders, resulting in a movement of business away from the downgraded carrier to other stronger or more highly rated carriers.

          On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and
Quanta Europe, to "B++" (very good), under review with negative implications.
The A.M. Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. The recent downgrade of our financial rating has had, and will continue to have, a significant adverse effect on our ability to conduct our business along our current product lines and our ability to execute our business strategy. Our recent downgrade will also have a material negative impact on our ability to retain existing business, expand our portfolios and renew our existing policies and agreements on terms advantageous to us or at all. In addition, some of our insurance and many of our reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security as a result of the downgrade. Furthermore, many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. A ratings downgrade by A.M. Best below "B++" would also constitute a default under our credit facility and under certain other agreements and trigger termination provisions or require the posting of additional security in many of our other insurance and reinsurance contracts.
The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. The lenders would also have the right, among other things, to cancel outstanding letters of credit issued under the

facility.

          A.M. Best continues to reevaluate its capital adequacy models and other factors it uses in the evaluation of our business. Additionally, as a result of the deterioration in our business due to the recent ratings downgrade,
A.M. Best may further downgrade our ratings. We can make no assurances as to what rating actions A.M. Best may take now or in the future or whether A.M. Best will further downgrade our rating or will remove any qualification of our rating.

          THE DOWNGRADE OF OUR RATINGS BY A.M. BEST PERMITS CLIENTS TO TERMINATE
          THEIR CONTRACTS WITH US. MANY OTHER CLIENTS MAY TERMINATE THEIR
          CONTRACTS WITH US REGARDLESS OF OUR FINANCIAL STRENGTH RATING,
          INCLUDING THE PROGRAM MANAGERS UNDER OUR PROGRAMS. BASED ON OUR
          DISCUSSIONS WITH THE PROGRAM MANAGER OF OUR RESIDENTIAL BUILDERS' AND
          CONTRACTORS' PROGRAM, OR HBW PROGRAM, WE EXPECT THAT THE PROGRAM
          MANAGER WILL DIVERT A SUBSTANTIAL PORTION OF ITS BUSINESS TO OTHER
          CARRIERS DURING 2006.

          Certain of our insurance and many of our reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Furthermore, many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. A cancellation typically results in the termination of the policy and our ongoing obligations and the return of premiums to our client that usually approximates our unearned premium reserve as of the date of the cancellation. Whether a client would exercise such rights would depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, whether we have posted security in respect of our obligations and the pricing and availability of replacement coverage. We cannot predict in advance how many of our clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects. However, depending on the number of contracts involved, such an effect could be materially adverse. As of March 29, 2006, we had received notice of cancellation on approximately 2.3% of our in-force policies, calculated using original contract gross premiums written related to those cancelled policies as a percentage of total gross premiums written during
2005. Based on our discussions with the program manager under our HBW program, we understand that it will divert a substantial portion of the HBW program business to other carriers. As a result, we estimate that the gross and net premiums written under the HBW program during 2006 will be less than 25% of the gross and net premiums written during 2005. Gross unearned premiums relating to these cancellations that we have returned or expect to return to our clients total approximately $5.0 million. We expect that we will receive additional cancellations.

          The program manager of our HBW program may terminate its agreements with us regardless of our financial strength. HBW gross premiums written during the year ended December 31, 2005 totaled approximately $165.9 million, of which approximately $140.3 million was casualty premium, $15.0 million was warranty premium and $10.6 million was property premium, by class of risk. HBW net premiums written during the year ended December 31, 2005 totaled approximately
$108.9 million, of which approximately $84.7 million was casualty premium, $15.0 million was warranty premium and $9.2 million was property premium, by class of risk. Based on our discussions with the program manager, we understand that it will divert a substantial portion of the HBW program business to other carriers.
However, we expect to continue to write a small portion of the casualty business through our Lloyd's syndicate. We understand that the new carriers can begin writing casualty business in some states beginning in March 2006, but will need time to file and obtain approval of rate and policy forms with regulatory authorities in other states in which the program manager is writing. Until the new carriers are able to obtain these approvals, we will continue to write casualty business for the program manager. Other than the business that we intend to write through our Lloyd's syndicate, we expect that substantially all of the HBW program business will be diverted to other carriers by December 31,
2006. Consequently, we estimate that the gross and net premiums written under the HBW program during 2006 will be less than 25% of the gross and net premiums written during 2005. While we expect to be able to continue to write business through our Lloyd's syndicate, we expect that the premiums

written under our HBW program during 2007 will be significantly less than 2006 as the HBW program manager is able to move that business to new carriers.

          AS A RESULT OF THE RECENT DOWNGRADE OF OUR FINANCIAL STRENGTH RATING
          BY A.M. BEST, WE ARE CLOSELY ANALYZING OUR BUSINESS LINES, POSITIONING
          IN THE MARKET AND INTERNAL OPERATIONS AND IDENTIFYING STEPS WE SHOULD
          TAKE TO PRESERVE SHAREHOLDER VALUE AND IMPROVE OUR POSITION, INCLUDING
          THE EXPLORATION OF STRATEGIC ALTERNATIVES. THE IMPLEMENTATION OF ANY
          CHANGES BASED ON SUCH ANALYSIS OR OF ANY STRATEGIC ALTERNATIVES
          INVOLVE SUBSTANTIAL UNCERTAINTIES AND RISK, AND OUR RESULTS OF
          OPERATIONS, BUSINESS AND FINANCIAL STRENGTH RATING MAY BE MATERIALLY
          AND ADVERSELY IMPACTED IF WE DO NOT SUCCEED IN IMPLEMENTING SUCH
          INITIATIVES.

          We are exploring strategic alternatives, including the potential sale of some or all of our business, the run off of certain product lines or the business or a combination of alternatives. In addition, in anticipation of the impact of the recent rating action by A.M. Best, we are working diligently to implement key steps designed to preserve shareholder value. We are closely analyzing our business lines, their positioning and internal operations, and identifying steps we should take to improve our position. In this regard, we plan to continue to operate our environmental consulting services through ESC and certain program business lines and to continue our operations through the
A.M. Best "A" rated Lloyd's market under our existing Lloyd's syndicate. We are evaluating whether we continue to operate our remaining business lines, which may be through the uses of strategic alliances, fronting agreements and other arrangements. We will also consider running off selected lines or all lines ourselves as an alternative to sale. In connection with the evaluation of our business, we are also reviewing if opportunities exist to expand our business to help diversify our business mix and build our product lines along a middle market strategy that is supportable with a "B++" rating. These initiatives and their implementation involve significant uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. We may also face increased competition in any new markets we may enter. If we do not succeed in implementing the above initiatives on a timely basis, our results of operations, business and financial strength rating may be materially and adversely impacted. While our future operating performance and financial strength rating depends greatly on the success of these efforts, even if we successfully implement any of these measures, there can be no assurance that any of these measures alone may improve our results of operations, preserve shareholder value or maintain or improve our financial strength rating.

          IF OUR BOARD OF DIRECTORS DETERMINES THAT NO OTHER STRATEGIC
ALTERNATIVE WOULD BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS, IT MAY DETERMINE
THAT THE BEST COURSE OF ACTION IS TO RUN OFF ANY OR ALL OF OUR PRODUCT LINES.
UNFAVORABLE CLAIMS EXPERIENCE RELATED TO THE RUN OFF OF ANY OR ALL OF OUR LINES
OF BUSINESS MAY OCCUR AND COULD RESULT IN LOSSES AND POSSIBLY LIQUIDATION.

          As a result of the recent downgrade of our financial strength rating by A.M. Best, we are exploring strategic alternatives, including the potential sale of some or all of our business, the run off of certain product lines or the business or a combination of alternatives. If our Board of Directors determines that no other strategic alternative would be in the best interests of our shareholders, it may determine that the best course of action is to run off any or all of our product lines. Unfavorable claims experience related to the run off of any or all of our lines of business may occur and could result in losses.
Further, we may incur losses attributable to our inability to recover amounts from retrocessionaires or ceding companies either due to disputes with the retrocessionaires or ceding companies or their financial condition. If our reserves for amounts recoverable from retrocessionaires or ceding companies, as well as reserves associated with the underlying reinsurance exposures are insufficient, it could result in losses.

          Once in run off there are various options available to bring our business to a conclusion including pursuing an arrangement with policyholders in which we or an independent third-party estimate and pay out all existing and contingent liabilities in accordance with the arrangement under a procedure which is approved by a statutory majority of policyholders. Thereafter, we could be

liquidated. Under Bermuda law this is referred to as a solvent scheme of arrangement and is, in effect, a global commutation of our business.

          Alternatively, a program of individual commutations could be pursued with a similar result. Following either a scheme or individual commutation program, we would be placed into liquidation as a solvent entity (a voluntary liquidation approved by shareholders). In the event that we were to become insolvent, we would have to be liquidated under the supervision of the Bermuda
Supreme Court during which a court appointed liquidator of our company may or may not pursue a scheme of arrangement to shorten the time otherwise required to wind up our business.

          In a winding up or liquidation as described above, a liquidator would be appointed and would sell or otherwise dispose of our remaining assets, pay our existing liabilities, including contingent obligations (which would have to be estimated in advance of payment) and distribute net proceeds, if any, to our shareholders in one or more liquidation distributions. In a liquidation, we may not receive any material amounts for the sale or other disposition of our assets. Further, in a liquidation, we will have significant obligations, including the costs incurred by the independent liquidator appointed and the work required to estimate liabilities and realize assets.

          Additionally, if we do not generate sufficient revenue to support our continued operations, we will be required to reduce our cash balance to support our continued operations and the amount of any liquidation proceeds available for distribution to our shareholders would thereby be reduced. Accordingly, the amount and timing of distributions, if any, to shareholders in a liquidation cannot be determined because such would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions, the time and amount required to resolve outstanding obligations and the amount of any reserves for future contingencies. If we were to become insolvent, it is unlikely that there will be distributions payable to our shareholders.
Shareholders will rank last in order of priority of distribution in a liquidation.

          OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION HAVE BEEN
          AND COULD CONTINUE TO BE ADVERSELY AFFECTED BY THE CATASTROPHIC EVENTS
          THAT OCCURRED IN 2004 AND 2005, AND FUTURE CATASTROPHIC EVENTS MAY
          HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO WRITE NEW AND RENEWAL
          BUSINESS AND ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Although we are no longer writing property reinsurance business that is exposed to catastrophes, certain lines of business that we have underwritten, including marine and aviation reinsurance and environmental, have large aggregate exposures, including to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. Additionally, we remain in the program business with property exposure and specie and fine arts products that have exposure to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. Our loss experience generally has and, despite our exit from the property reinsurance and the technical risk property insurance markets, we expect that it will continue to include infrequent events of great severity. Our preliminary estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and
Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. During the year ended
December 31, 2005, we recognized net losses, including the impact of reinstatement premiums, from Katrina, Rita and Wilma of $87.4 million and in the future we may recognize additional net losses related to these and other catastrophes. If our actual losses from Hurricanes Katrina, Rita and Wilma are materially greater than our estimated losses, our financial strength rating, business, results of operations and financial condition could be materially adversely affected.

          We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses upon our financial results. Based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted our reinsurance and retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to
Hurricane Rita. If our Hurricane Katrina losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for that windstorm. If our marine reinsurance losses for
Hurricane Rita prove greater than currently anticipated, we will have no further retrocessional coverage available for marine reinsurance losses for that windstorm. Additionally, the occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations.

          Losses from these types of catastrophic events could eliminate our shareholders' equity and statutory surplus (which is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets, as determined under statutory accounting principles). Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

          WE ARE DEPENDENT ON OUR EXECUTIVES, MEMBERS OF OUR UNDERWRITING TEAMS
          AND OTHER KEY EMPLOYEES TO CONTINUE TO OPERATE OUR BUSINESS AND
          IDENTIFY, EVALUATE AND COMPLETE ANY STRATEGIC TRANSACTION. WE MAY NOT
          BE ABLE TO RETAIN OUR PERSONNEL, WHICH MAY HAVE A MATERIAL ADVERSE
          EFFECT ON OUR BUSINESS.

          The recent downgrade of our financial strength ratings by A.M. Best and our decision to evaluate strategic alternatives has placed, and will continue to place, significant demands on our management and other key employees. Our ability to continue to operate our business and identify, evaluate and complete any strategic transaction depends on our ability to retain our executives and key employees, including our teams of underwriters. These employees may desire to seek new employment as a result of the downgrade of our financial strength ratings by A.M. Best. Our failure to retain members of our management team, key employees, including our underwriting teams, and other personnel could significantly and negatively affect our business and complete any strategic transaction. In order to retain the services of Jonathan J.R.
Dodd, our chief financial officer, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of their termination without cause or following a change of control. However, we do not have an employment agreement with Robert Lippincott III, our interim chief executive officer and president.
Therefore, our employees, other than those employees with whom we have entered into a retention agreement, are not restricted from seeking employment with our competitors or others who may seek their expertise, including newly formed insurance companies who may be seeking employees as they prepare to enter the same market segments in which we compete.

          AS A RESULT OF RECENT MANAGEMENT CHANGES AND UNCERTAINTIES PERTAINING
          TO THESE CHANGES, MANAGEMENT'S ATTENTION COULD BE DIVERTED FROM OUR
          OPERATIONS, EMPLOYEE RETENTION COULD BE JEOPARDIZED AND OUR BUSINESS
          COULD BE ADVERSELY AFFECTED.

          During 2004 and 2005, we have experienced a number of management changes. Recently, we have appointed an interim chief executive officer and are searching for a permanent chief executive officer as well as a chief claims officer. Our future success depends to a large degree on our ability to identify and retain an experienced and qualified permanent chief executive officer, on our ability to retain key employees, including our underwriting teams, and on the ability of our management team to effectively manage our business, retain employees and integrate with key personnel. While our interim chief executive officer has been a board member since March 2005, he had not been engaged in the daily business operations of our company prior to his appointment. As a result of these management changes and uncertainties pertaining to these changes, management's attention could be diverted from our operations, employee retention could be jeopardized and our business could be adversely affected. We are not able to accurately predict what effect the changes in our management may have on our company.

          WE HAVE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL
          REPORTING, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO REPORT OUR
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ACCURATELY AND ON A
          TIMELY BASIS.

          In connection with management's assessment of our internal control over financial reporting as of December 31, 2005, we have identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of these material weaknesses, see
"Item 9A. Controls and Procedures--Management's Report on Internal Control Over
Financial Reporting."

          Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. As a result, we must continue to develop and implement our remediation plan to address the material weaknesses and to obtain reasonable assurance regarding the reliability of our financial statements. The recent A.M.
Best downgrade of our financial strength ratings, which is currently requiring management to devote significant time and resources to analyzing our business lines, our technology and system needs, our positioning in the market, our internal operations and potential strategic alternatives, could adversely affect our ability to retain, attract and integrate members of our management team and other employees and remediate the material weaknesses we have identified. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control as our business changes, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and Nasdaq, including a delisting from Nasdaq, securities litigation or events of default under our credit facilities, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our securities.

          WE ARE EXPOSED TO RISKS RELATING TO EVALUATIONS OF CONTROLS REQUIRED
          BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

          We have evaluated our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting. We have identified control deficiencies of varying degrees of severity under applicable SEC and Public
Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A "material weakness" is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The report by us of a material weakness, including the material weaknesses identified in this annual report, may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and the share price of the common and preferred shares may be adversely affected.

          WE ARE REQUIRED TO POST ADDITIONAL SECURITY UNDER INSURANCE AND
          REINSURANCE AGREEMENTS AS A RESULT OF THE RECENT DOWNGRADE OF OUR
          FINANCIAL STRENGTH RATING, AND WE MAY REQUIRE ADDITIONAL CAPITAL IN
          THE FUTURE, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

          Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. In addition, a downgrade in our rating below "B++" (very good) will cause a default in our credit facility. The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. The lenders would also have the right, among other things, to cancel outstanding letters of credit issued under the facility. Further, a downgrade in our rating below "B++" (very good) will trigger termination provisions or require the posting of additional security in certain of our other insurance and reinsurance contracts. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. Furthermore, many of our insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. Accordingly, we may also elect to post security under these other contracts in order to maintain that business. We currently have net cash and cash equivalent balances and other investments of approximately $341.9 million that are available to post as security or place in trust. We cannot assure you that we will be able to increase the commitment under our existing bank credit facility or obtain additional credit facilities at terms acceptable to us. We cannot draw letters of credit or borrow under the credit agreement if we have incurred a material adverse effect or if a default exists under the agreement. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

          We may need to raise additional funds through financings in order to carry out our business operations. We may also require additional capital because some of the markets in which we place specialty insurance require higher capital levels than the capital we currently have available. The amount and timing of these capital requirements will depend on many factors, including our ability to write new business successfully in accordance with our expectations and to establish premium rates and reserves at levels sufficient to cover our losses. At this time, we are not able to quantify the amount of additional capital we may require in the future or predict the timing of our future capital needs. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in our company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our current outstanding securities. If we cannot obtain adequate capital, our business, financial condition and results of operations will be adversely affected.

          IF ACTUAL CLAIMS EXCEED OUR LOSS RESERVES, OUR FINANCIAL RESULTS COULD
          BE SIGNIFICANTLY ADVERSELY AFFECTED.

          Our success depends upon our ability to accurately assess the risks associated with the businesses that we insure and reinsure. To the extent actual claims exceed our expectations we will be required to immediately recognize the less favorable experience as we become aware of it. This could cause a material increase in our liabilities and reduction of capital. It is early in our history and the number and size of reported claims may increase, and their size could exceed our expectations.

          A portion of our business has high attachment points of coverage.
Reserving for losses is inherently complicated in that losses in excess of the attachment level of our policies are characterized by high severity and low frequency, and other factors which could vary significantly as claims are settled. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event. In addition, there always exists a reporting lag between a loss event taking place and the reporting of the loss to us. These incurred but not reported losses are inherently difficult to predict. Because of the variability and uncertainty associated with loss estimation, it is possible that our individual case reserves for each catastrophic event and other case reserves are incorrect, possibly materially.

          These factors require us to make significant assumptions when establishing loss reserves. Since we have insufficient past loss experience, we supplement this information with industry data. This industry data may not match our risk profile, which introduces a further degree of uncertainty into the process. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

          In our reinsurance business line, like other reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

          If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our loss reserves and have a material adverse effect on our results of operations or our financial condition in general.

          THE FAILURE OF ANY OF THE LOSS LIMITATION METHODS WE EMPLOY COULD HAVE
          A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR OUR RESULTS OF
          OPERATIONS.

          We seek to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and by prudent underwriting of each program written. In the case of proportional treaties, we seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event.
We cannot be sure that any of these loss limitation methods has been or will be effective. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. We cannot assure you that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events, such as the hurricanes in 2004 and 2005, could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity.

          WE COMPETE WITH A LARGE NUMBER OF COMPANIES IN THE INSURANCE INDUSTRY
          FOR UNDERWRITING REVENUES.

          We compete with a large number of other companies in our current selected lines of business. Our competitors offer the lines of insurance that we offer or will offer, target the same markets as we do and utilize similar business strategies. We face competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies. In addition, newly formed and existing insurance industry companies have recently raised capital to meet perceived demand in the current environment and address underwriting capacity issues. Other newly formed and existing insurance companies may also be preparing to enter the same market segments in which we compete or raise new capital. Since we have a limited operating history, many of our competitors have greater name and brand recognition than we have. Many of them also have more (in many cases substantially more) capital and greater marketing and management resources than we have and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer. An increase in capital-raising by companies in our current or future lines of business could result in stronger competitors, new entrants to our markets and an excess of capital in the industry, all of which may make it harder to generate sufficient business at profitable rates. We cannot assure you that we will be able to timely or effectively respond to our downgrade to our financial strength ratings by A.M.
Best and implement business strategies in a manner that will generate returns on capital superior to those of our competitors.

          In response to the recent downgrade of our financial strength ratings by A.M. Best, we may enter new markets and will be subject to competitors in these new markets who may sell a product at a price that does not cover its actual costs. If we lower our prices to maintain market share and our premium rates are not adequate, our profitability will decline, thereby resulting in a lower return on equity for our shareholders. However, if we do not lower our prices for similar products, we may not be able to successfully enter those markets. There are no assurances that in the future we will be able to retain or attract customers at prices which we consider to be adequate.

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
If competition limits our ability to write new and renewal business at adequate rates, our return on capital may be adversely affected.

          A number of new, proposed or potential industry developments could further increase competition in our industry. These developments include:

          o    programs in which government-sponsored entities provide property insurance in catastrophe-prone areas or other "alternative markets" types of coverage; and

          o    changing practices caused by the Internet, which may lead to greater competition in the insurance business.

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
The market for specialty lines insurance and reinsurance products differs significantly from the standard market. In general, in the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures and companies tend to compete for customers on the basis of price and service. In contrast, the specialty market, especially the structured insurance and reinsurance market, provides coverage for risks that do not fit the underwriting criteria of the standard carriers. We have formed teams of experienced underwriting officers and underwriters with specialized knowledge of their respective market segments. Our success will depend on the ability of these underwriters to accurately assess the risks associated with the businesses that we insure. Underwriting for specialty lines and structured insurance and reinsurance products requires us to make assumptions about matters that are inherently unpredictable and beyond our control and for which historical experience and probability analysis may not provide sufficient guidance. Further, underwriting for specialty lines presents particular difficulties because there is usually limited information available on the client's loss history for the perils being insured and structured insurance products frequently involve coverages for multiple years and multiple business segments. If we fail to adequately evaluate the risks to be insured, our business, financial condition and results of operations could be materially and adversely affected.

          Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and payment by the insurer of that loss. As we recognize liabilities

for unpaid losses, we will continue to establish reserves. These reserves represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments, particularly for new companies, such as ours, that have limited loss development experience. As part of our reserving process, we review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

          o    trends in claim frequency and severity;

          o    changes in operations;

          o    emerging economic and social trends;

          o    inflation; and

          o    changes in the regulatory and litigation environments.

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

          In addition, because we, like other reinsurers, do not separately evaluate each of the individual risks assumed under reinsurance treaties, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that our ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume.

          OUR UTILIZATION OF PROGRAM MANAGERS AND OTHER THIRD PARTIES TO SUPPORT
          OUR BUSINESS EXPOSES US TO OPERATIONAL AND FINANCIAL RISKS.

          In our program product line, we rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our business in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for these policies. We intend to resist claims that exceed or expand on our underwriting intention, however, it is possible that we would not prevail in such an action, or that our program managers would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. While we aim to mitigate these risks in the contracts we enter into, we still have exposure to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third-party administrators we have retained to manage claims activity that we expect to arise in our program operations. Although we have implemented auditing and other oversight protocols for our program, we cannot assure you that these measures will be sufficient to alleviate all of these exposures.

          We are also subject to the risk that our successful program managers will not renew their programs with us. Our contracts are generally for defined terms of as little as one year, and either party can cancel the contract in a relatively short period of time. We cannot assure you that we will retain the programs that produce profitable business or that our insureds will renew with
us. Failure to retain or replace these producers would impair our ability to execute our growth strategy, and our financial results could be adversely affected. For further discussion of our HBW program, see "Item 1A. Risk
Factors--Risks Related to our Business--The downgrade of our ratings by A.M.
Best permits clients to terminate their contracts with us. Many other clients may terminate their contracts with us regardless of our financial strength rating, including the program managers under our programs. Based on our discussions with the program manager of our residential builders' and contractors' program, or HBW program, we expect that the program manager will divert a substantial portion of its business to other carriers during 2006."

          OUR BUSINESS IS DEPENDENT UPON INSURANCE AND REINSURANCE BROKERS WHO
          USE RATINGS AS AN IMPORTANT FACTOR IN EVALUATING THE FINANCIAL
          STRENGTH AND QUALITY OF INSURERS. AS A RESULT OF OUR RECENT FINANCIAL
          STRENGTH RATINGS DOWNGRADE, SEVERAL OF OUR IMPORTANT BROKERS HAVE
          REMOVED US FROM THEIR APPROVED LISTING. THE FAILURE TO DEVELOP OR
          MAINTAIN IMPORTANT BROKER RELATIONSHIPS COULD MATERIALLY ADVERSELY
          AFFECT OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES.

          We market almost all of our insurance and reinsurance products (other than our program business) through brokers, and we derive a significant portion of our business from a limited number of brokers. Other than our programs, which contributed 28.1% of our gross premiums written during the year ended December
31, 2005, 15.0% of our gross premiums written were generated by one broker. No other broker accounted for more than 10% of gross premiums written for the year ended December 31, 2005. Financial strength ratings are an important factor used by brokers and other marketing sources in assessing the financial strength and quality of insurers. As a result of the downgrade of our financial strength rating by A.M. Best, we have been removed from the approved listing of several of our important brokers, including two of our largest brokers, Aon Corporation and Marsh Inc. The downgrade of our financial rating or the continued
qualification of our current rating could continue to cause concern about our viability among brokers and other marketing sources, resulting in a movement of business away from us to other stronger or more highly rated carriers.

          We are also evaluating whether opportunities exist to expand our business mix and build our product lines along a middle market strategy. We may seek to work with existing and new brokers to reach additional customers we can serve with our underwriting capabilities and our risk management capacity. Our failure to maintain or develop relationships with brokers in response to the
March 2006 A.M. Best rating action and from whom we expect to receive our business would have a material adverse effect on us.

          OUR RELIANCE ON BROKERS SUBJECTS US TO THEIR CREDIT RISK.

          In accordance with industry practice, we anticipate that we will frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, will pay these amounts over to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment in a significant portion of business that we write, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums from the brokers. Consequently, we will assume a degree of credit risk associated with brokers around the world with respect to most of our business.

          THE IMPACT OF THE INVESTIGATIONS INTO ANTI-COMPETITIVE PRACTICES IN
          THE INSURANCE INDUSTRY CANNOT BE PREDICTED AND MAY HAVE A MATERIAL
          ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

          AND FINANCIAL CONDITION.

          Since October 2004, the industry has seen a number of investigations by the Office of the Attorney General of the State of New York and a number of other government and self-regulatory agencies. A number of these investigations have been settled. We received, and have complied with, requests for information from the Departments of Insurance of North Carolina and Colorado and from
Lloyd's of London, or Lloyd's. We are unable to predict the impact, if any, that these investigations and settlements, and any increased regulatory oversight that might result therefrom, may have on our business and financial results.

          CURRENT LEGAL AND REGULATORY ACTIVITIES RELATING TO CERTAIN FINITE
          RISK INSURANCE PRODUCTS COULD AFFECT OUR BUSINESS, RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.

          Finite risk reinsurance has become the focus of investigations by the
Securities and Exchange Commission and numerous state Attorneys General. Finite risk reinsurance has been defined as a form of reinsurance in which, among other things, the time value of money is considered in the product's design and pricing, in addition to the expected amount of the loss payments.

          At this time, other than requiring additional disclosures in the statutory financial statements of some of our subsidiaries, we are unable to predict the potential effects, if any, that these investigations may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, results of operations and financial condition.

          WE COULD FACE UNANTICIPATED LOSSES FROM WAR, TERRORISM AND POLITICAL
          UNREST, AND THESE OR OTHER UNANTICIPATED LOSSES COULD HAVE A MATERIAL
          ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          We may have exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In addition, we have written, and will continue to write policies explicitly limiting the exposure of our clients to the credit worthiness of their commercial trade partners in some emerging markets or to political uncertainty in those countries which could interfere with the execution of commercial contracts they have entered into. These risks are inherently unpredictable and may increase the frequency or severity of losses.
It is difficult to predict the timing of such events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from such risks occur, our financial condition and results of operation could be materially adversely affected.

          ASSESSMENTS AND OTHER SURCHARGES FOR GUARANTY FUNDS AND SIMILAR
          ARRANGEMENTS MAY REDUCE OUR PROFITABILITY.

          Virtually all states in the U.S. require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations or similar entities within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged.
Accordingly, the assessments levied on us by the states in which we are licensed to write insurance may increase if we increase our premiums written in these states. In addition, as a condition to the ability to conduct business in certain states, insurance companies are required to participate in that state's mandatory reinsurance fund. The effect of these assessments and arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to maintain or grow our business. Additionally, Lloyd's requires members to contribute to the

Lloyd's Central Fund. See " Item 1A. Risk Factors--Risks Related to our
Business--Continued or increased premium levies by Lloyd's for the Lloyd's central fund and cash calls for trust fund deposits or a significant downgrade of Lloyd's A.M. Best rating would materially and adversely affect us."

          CONTINUED OR INCREASED PREMIUM LEVIES BY LLOYD'S FOR THE LLOYD'S
          CENTRAL FUND AND CASH CALLS FOR TRUST FUND DEPOSITS OR A SIGNIFICANT
          DOWNGRADE OF LLOYD'S A.M. BEST RATING WOULD MATERIALLY AND ADVERSELY
          AFFECT US.

          We participate in Lloyd's through Syndicate 4000, our Lloyd's segment.
Syndicate 4000 was created in December 2004 and currently writes traditional specialty insurance products including professional liability (professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions) and specie and fine art. Whenever a member of Lloyd's is unable to pay its debts to policyholders or to meet certain other obligations, these debts or obligations may be payable by the Lloyd's Central Fund.

          The Lloyd's Central Fund protects Lloyd's policyholders against the failure of a member of Lloyd's to meet its obligations. The Central Fund is a mechanism that, in effect, "mutualizes" unpaid liabilities among all members, whether individual or corporate. The fund is available to back Lloyd's policies issued after 1992. Lloyd's requires members to contribute to the Central Fund in the form of an annual contribution and by making, through the syndicates on which they participate, annual subordinated loans to Lloyd's whose proceeds are held in the Central Fund. The Council of Lloyd's has discretion to require members to make further Central Fund contributions of up to 3% of their underwriting capacity in any one year. Policies issued before 1993 have been reinsured by Equitas, an independent insurance company authorized by the
Financial Services Authority, or FSA. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd's may take the view that it is appropriate to apply the Central Fund to discharge those liabilities
Equitas failed to meet. In that case, the Council of Lloyd's may resolve to impose a special or additional levy on the existing members, including corporate members such as Quanta 4000 Limited, effectively requiring them to fund the performance of those obligations.

          Additionally, Lloyd's insurance and reinsurance business is subject to local regulation. Regulators in the United States require Lloyd's to maintain certain minimum deposits in trust funds as protection for policyholders in the
United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd's may require Quanta 4000
Limited to satisfy cash calls to meet claims payment obligations and to maintain minimum trust fund amounts.

          Any premium levy or cash call would increase the expenses of Syndicate
4000 and Quanta 4000 Limited, its corporate member, without providing compensating revenues and could have a material adverse effect on our results.
The Lloyd's market is currently rated "A" (excellent) by A.M. Best. In the event that Lloyd's rating is downgraded below "A-" in the future, the downgrade could have a material adverse effect on our ability to underwrite business through
Syndicate 4000 and on our financial condition or results of operations.

          THE AVAILABILITY OF REINSURANCE AND RETROCESSIONAL COVERAGE THAT WE
          USE TO LIMIT OUR EXPOSURE TO RISKS MAY BE LIMITED, AND COUNTERPARTY
          CREDIT AND OTHER RISKS ASSOCIATED WITH OUR REINSURANCE ARRANGEMENTS
          MAY RESULT IN LOSSES WHICH COULD ADVERSELY AFFECT OUR FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          To limit our risk of loss and to mitigate the volatility of losses upon our financial results, we use reinsurance and retrocessional coverage, which is reinsurance of a reinsurer's business. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Currently, there is a high level of demand for these arrangements. The occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers which could have a material adverse effect on our results of operations. Further, this protection may be more costly or difficult to obtain as a

result of our recent ratings downgrade by A.M. Best. We cannot assure you that we will be able to renew adequate protection at cost-effective levels in the future.

          As a result of market conditions and other factors, we may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Further, we will be subject to credit risk with respect to our reinsurance and retrocessional arrangements because the ceding of risk to reinsurers and retrocessionaires will not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operations and could influence A.M. Best's determination with respect to the rating it assigns to us.

          WE MUST CONTINUE TO DEVELOP, IMPLEMENT AND INTEGRATE NEW SOFTWARE AND
          SYSTEMS.

          Our software systems are not fully developed, implemented or integrated. We continue to rely on many manual processes, which have an increased risk of errors and require more controls than we expect to need once our systems are fully developed, implemented and integrated. A defect or failure in our controls could have a materially adverse effect on our business. While we have acquired new software and systems responsible for accounting, claims management, modeling and other tasks relating to our insurance and reinsurance operations, we must continue to implement and integrate these software and systems with each other and with those that we are developing ourselves. In addition, we must acquire or obtain the right to use additional software and systems and continue to develop those systems as well as any systems that we are creating internally. Our failure to acquire, implement or integrate our systems in a timely and effective manner could impede our ability to achieve our business strategy, including our strategy to seek business from a broader range of clients which would produce a larger number of policies resulting in an even stronger demand on our systems. This failure could significantly and adversely affect our business, financial condition and results of operations.

          WE RELY ON OUR INFORMATION TECHNOLOGY AND TELECOMMUNICATION SYSTEMS,
          AND THE FAILURE OF THESE SYSTEMS COULD MATERIALLY AND ADVERSELY AFFECT
          OUR BUSINESS.

          Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations.
These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. We believe our technology and telecommunications systems are critical to our business and our ability to compete successfully. The failure of these systems, or the termination of a third-party software license upon which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunications systems interface with and depend on third-party systems, we cannot be certain that we will have continued access to these third-party systems and we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. In addition, we cannot make any assurances that our systems will continue to operate as intended. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner.
This could result in a material adverse effect on our business.

          OUR BUSINESS COULD BE ADVERSELY AFFECTED BY BERMUDA EMPLOYMENT
          RESTRICTIONS.

          We have hired and may continue to hire a number of non-Bermudians to work for us in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of
Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) or a holder of a permanent resident's certificate or holder of a working resident's certificate is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. While we have been able to obtain work permits that we have needed for our employees to date, we can not assure you that we will not encounter difficulties in the future. We may not be able to use the services of one or more of our key employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business.

          A SIGNIFICANT AMOUNT OF OUR INVESTED ASSETS IS SUBJECT TO MARKET
          VOLATILITY.

          We invest the premiums we receive from customers. Our investment portfolio currently contains highly rated and liquid fixed income securities.
Our investment portfolio is invested by several professional investment advisory management firms under the direction of our management team in accordance with our investment guidelines and are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The volatility of our claims may force us to liquidate securities. The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. These events may cause us to incur capital losses. Our investment results and, therefore, our financial condition may also be impacted by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions. Further, if we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities.
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

          In addition, our investment portfolio includes highly-rated mortgage-backed securities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates. In periods of increasing interest rates, these investments are exposed to extension risk, which occurs when the holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

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

          OUR RETURNS MAY BE ADVERSELY IMPACTED BY INFLATION.

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

          WE HAVE MADE CERTAIN DECISIONS CONCERNING THE ALLOCATION OF OUR
          CAPITAL BASE AMONG OUR SUBSIDIARIES. THOSE DECISIONS COULD HAVE A
          MAJOR IMPACT ON OUR ABILITY TO MEET OUR BUSINESS OBJECTIVES.

          We have established operating subsidiaries in Bermuda, Ireland and the
United States, a branch in the United Kingdom and a syndicate at Lloyd's of
London. We allocate capital among our subsidiaries, branch and syndicate in such a way as we believe will maximize the composite return to shareholders stemming from our overall capital base. These capital allocation decisions require us to make various profitability, risk, operating, regulatory and tax assumptions. If our assumptions are not correct, we may not allocate our capital optimally. In light of the regulatory constraints on moving capital, this could adversely affect our ability to meet our business objectives.

          ESC'S RISK ASSESSMENT AND RISK CONSULTING PRODUCTS AND SERVICES COULD
          ADVERSELY AFFECT OUR BUSINESS.

          The assessment and analysis of environmental liabilities, and the management, remediation, and engineering of environmental conditions constitute a significant portion of our technical services business. These businesses involve risks, including the possibility that we may be liable to clients, third parties and governmental authorities for clean-up costs, property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action. As a result, we could be subject to substantial liabilities or fines in the future that could adversely affect our business.

          OUR LIABILITY TRANSFER PROGRAM MAY EXPOSE US TO LIABILITY.

          From time to time, we have offered a liability assumption program under which a special-purpose entity assumes specified liabilities associated with environmental conditions for which we provide consulting services. Our liability assumption program requires extensive technical skills and judgments in order to evaluate the significant risks associated with the properties subject to the program. We will be exposed to substantial liabilities related to the environmental conditions associated with assuming liabilities with respect to these properties that could materially adversely affect our financial position.

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
          IRELAND AND LLOYD'S, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO ACHIEVE
          OUR BUSINESS OBJECTIVES. IF WE DO NOT COMPLY WITH THESE REGULATIONS,
          WE MAY BE SUBJECT TO PENALTIES, INCLUDING FINES, SUSPENSIONS AND
          WITHDRAWALS OF LICENSES, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          We are subject to extensive governmental regulation and supervision and to the regulation and supervision of Lloyd's with respect to Syndicate 4000.
Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction in which we will do business, relate to, among other things:

          o    standards of solvency, including risk-based capital measurements;

          o    licensing of insurers and their agents;

          o    limits on the size and nature of risks assumed;

          o    restrictions on the nature, quality and concentration of
               investments;

          o    restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

          o    restrictions on our ability to transfer shares in our insurance company subsidiaries and our Lloyd's subsidiary;

          o    restrictions on transactions between insurance company
               subsidiaries and their affiliates;

          o    restrictions on the size of risks insurable under a single policy;

          o    requiring deposits for the benefit of policyholders;

          o    approval of policy forms and premium rates;

          o    requiring certain methods of accounting;

          o    periodic examinations of our operations and finances;

          o    prescribing the form and content of records of financial
               condition required to be filed; and

          o    requiring reserves for unearned premium, losses and other
               purposes.

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

          REGULATION IN THE UNITED STATES. In recent years, the state insurance regulatory framework in the United States has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the National Association of Insurance
Commissioners, which is an association of the insurance regulatory officials of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws, which may be more restrictive or may result in higher costs to us than current statutory requirements. In addition, surplus lines association in various states are asserting themselves more aggressively. Federal legislation is also being discussed that would require all states to adopt uniform standards relating to the regulation of products, licensing, rates and market conduct. We are unable to predict whether any of these or other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

          The offshore insurance and reinsurance regulatory framework recently has also become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the
United States. If Quanta Bermuda or Quanta U.S. Re were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, at any time in the future, they might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on our ability to conduct business or on our results of operations.

          REGULATION IN BERMUDA. Quanta Bermuda and Quanta U.S. Re are
registered Bermuda

insurance companies and subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. Quanta Bermuda and Quanta U.S. Re are not registered or licensed as insurance companies in any jurisdiction outside Bermuda, conduct business through offices in Bermuda and do not maintain an office in, and their personnel do not conduct any insurance activities in, the United States or elsewhere. Inquiries or challenges to the insurance activities of Quanta Bermuda or Quanta U.S. Re. may be raised in the future.

          REGULATION IN IRELAND. Quanta Europe is a non-life insurance company incorporated under the laws of Ireland subject to the regulation and supervision of the Irish Financial Services Regulatory Authority, or IFSRA, under the Irish
Insurance Acts, 1909 to 2000 and the regulations relating to insurance business and directions made under those regulations, or together, the Insurance Acts and
Regulations. In addition, Quanta Europe is subject to certain additional supervisory requirements of IFSRA for authorized non-life insurers that fall outside the strict legislative framework, such as guidelines issued by IFSRA in
2001 requiring actuarial certification of certain reserves. Among other things, without consent of IFSRA, Quanta Europe is not permitted to reduce the level of its initial capital, or make any dividend payments or loans. Quanta Europe is required to maintain a minimum solvency margin and reserves against underwriting liabilities. Assets constituting these reserves must comply with asset diversification, localization and currency matching rules. If Quanta Europe writes credit insurance, it is required to maintain a further equalization reserve. Additionally, Quanta Europe is required to adhere to IFSRA's policy restricting the reinsurance business written by a direct insurer. Under this policy, a direct insurer is prohibited from engaging in reinsurance except to an extent that is not significant (to maximum 10% to 20% of overall business) and subject to certain conditions. In practice IFSRA generally expects a direct insurer to write reinsurance in very limited circumstances. An insurance company supervised by IFSRA may have its authorization revoked or suspended by IFSRA under various circumstances, including, among others, if IFSRA determines that it has not used its authorization for the last 12 months, it has expressly renounced its authorization, has ceased to carry on business covered by the authorization for more than six months, no longer fulfills the conditions required for granting authorization or fails seriously in its obligations under the Insurance Acts and Regulations. The appointment of the directors and senior managers of Quanta Europe is subject to prior approval from IFSRA. Changes to any of the Insurance Acts and Regulations, or to the interpretation of these or to the additional supervisory requirements of IFSRA referred to above could have a material adverse effect on our business, financial condition and results of operations.

          REGULATION IN LLOYD'S. The business of Syndicate 4000 is subject to regulation by the Financial Services Authority, as established by the Financial
Services and Markets Act 2000, through its regulation of the managing agent of the syndicate and its regulation of the Society of Lloyd's itself. Under this
Act, the Financial Services Authority has broad powers of intervention. The
Financial Services Authority requires that the managing agent of the syndicate carry out a capital assessment of the syndicate in order to determine whether any additional capital should be held by the syndicate on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an "individual capital assessment") is reviewed and may be challenged by Lloyd's. Syndicate 4000's individual capital assessment for the year ending December 31, 2006 has been reviewed and approved by Lloyd's.
However, as a result of our recent ratings downgrade by A.M. Best, Lloyd's has informed us that in order for Syndicate 4000 to continue underwriting in the
Lloyd's of London market during the 2007 underwriting year, Syndicate 4000 must diversify its capital base with the addition of one or more third-party capital sources. This capital, including the third-party source, must be in place by
November 30, 2006. Based on the amount of capital provided by any third-party source, we believe we will be able to remove some of the funds we have deposited to support our underwriting capacity of our Lloyd's Syndicate. However, we can make no assurances that we will be successful in obtaining any third-party source of capital to support our Lloyd's syndicate. If we fail to meet Lloyd's capital diversification requirements by November 30, 2006, we will no longer be able to participate in the Lloyd's of London market in future underwriting years, which will have a material adverse effect on our business.

          The business of Syndicate 4000 is also subject to regulation by the
Council of Lloyd's, and its sole member, our subsidiary Quanta 4000 Limited, is subject to the rules imposed under regulations and byelaws made, and amended from time to time, by the Council of Lloyd's under powers conferred on it by
Lloyd's Act 1982. Under these rules, Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The
Financial Services Authority monitors the Lloyd's market to ensure that managing agents' compliance with the systems and controls prescribed by Lloyd's enables those managing agents to comply with its relevant requirements. If it appears to the Financial Services Authority that either Lloyd's is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd's, the
Financial Services Authority may exercise broad powers of intervention.

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
excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to what activities constitute being engaged in a trade or business within the
United States, we cannot be certain that the U.S. Internal Revenue Service will not be able to successfully contend that any of Quanta Holdings or its foreign subsidiaries are engaged in a trade or business in the United States. If Quanta
Holdings or any of its foreign subsidiaries were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations and your investment could be materially adversely affected. See "Item 1. Business--Material Tax
Considerations--Certain U.S. Federal Income Tax Considerations--U.S. Taxation of
Quanta Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta
Specialty Lines, Quanta U.S. Re and Quanta Indemnity."

          Quanta Holdings' U.S. subsidiaries might be subject to additional U.S.
tax on a portion of their income if a subsidiary is considered a personal holding company, or PHC, for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (under some constructive ownership rules) by five or fewer individuals and whether 60% or more of the income of any of its U.S. subsidiaries, as determined for U.S. federal income tax purposes, consists of "personal holding company income," which is, in general, certain forms of passive and investment income.
We believe based upon information made available to us regarding our shareholder base that none of Quanta Holdings' subsidiaries should be considered a PHC.
Additionally, we believe we are managing our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate share ownership (i.e., as determined by the constructive ownership rules for PHCs), we cannot assure you that none of Quanta Holdings' subsidiaries will be considered PHC or that the amount of U.S. tax that would be imposed if it were not the case would be immaterial. See "Item 1. Business--Material Tax Considerations--Certain U.S.
Federal Income Tax Considerations--U.S. Taxation of Quanta Holdings, Quanta
Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta
U.S. Re and Quanta Indemnity--Personal Holding Companies."

          WE MAY BE SUBJECT TO ADDITIONAL IRISH TAX OR U.K. TAX.

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

          THE IMPACT OF BERMUDA'S LETTER OF COMMITMENT TO THE ORGANIZATION FOR
          ECONOMIC COOPERATION AND DEVELOPMENT TO ELIMINATE HARMFUL TAX
          PRACTICES IS UNCERTAIN AND COULD ADVERSELY AFFECT OUR TAX STATUS IN
          BERMUDA.

          A number of multinational organizations, including the European Union, the Financial Action Task Force, the Financial Stability Forum, and the
Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, have published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Tax haven jurisdictions that do not cooperate with the OECD could face sanctions imposed by OECD member countries. In the OECD's report dated June 26, 2000, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether these changes will subject us to additional taxes. In addition, we cannot assure you that the OECD will not adopt measures that will have a negative impact on
Bermuda companies.

          WE MAY BECOME SUBJECT TO TAXES IN BERMUDA AFTER MARCH 28, 2016, WHICH
          MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND
          YOUR INVESTMENT.

          The Bermuda Minister of Finance, under the Exempted Undertakings Tax
Protection Act 1966, as amended, of Bermuda, has given each of Quanta Holdings,
Quanta Bermuda and Quanta U.S. Re, an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Quanta Holdings, Quanta Bermuda and Quanta U.S. Re or any of their operations, shares, debentures or other obligations until March 28, 2016. See
"Item 1. Business--Material Tax Considerations--Certain Bermuda Tax
Considerations." Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

RISKS RELATED TO THE INDUSTRY

          THE INSURANCE AND REINSURANCE BUSINESS IS HISTORICALLY CYCLICAL, AND
          WE EXPECT TO EXPERIENCE PERIODS WITH EXCESS UNDERWRITING CAPACITY AND
          UNFAVORABLE PREMIUM RATES.

          Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to

these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. We expect that our returns will be impacted by the cyclical nature of the insurance and reinsurance industry. The existence of negative market conditions may affect our ability to write insurance and reinsurance at rates that we consider appropriate relative to the risk assumed.
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

          Recent examples of emerging claims and coverage issues include:

          o    larger settlements and jury awards against professionals and corporate directors and officers covered by professional
               liability and directors' and officers' liability insurance; and

          o    a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to
               claims-handling, insurance sales practices and other practices related to the conduct of business in our industry.

          The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business, financial condition and results of operations.

          RECENT FEDERAL LEGISLATION MAY NEGATIVELY AFFECT OUR RESULTS OF
          OPERATION AND OUR BUSINESS.

          The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted by the
U.S. Congress and became effective in November 2002 in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. TRIA generally requires
U.S. property and casualty insurers, including Quanta Indemnity and Quanta
Specialty Lines, to offer terrorism coverage for certified acts of terrorism to their policyholders at the same limits and terms as for other coverages.
Exclusions or sub-limited coverage may be established, but solely at the policyholder's discretion. The U.S. Treasury has the power to extend the application of TRIA to our non-U.S. insurance operating subsidiaries as well.

          TRIA created a temporary federal reinsurance program to reduce U.S.
insurers' risk of financial loss from certified acts of terrorism. TRIA's requirement to offer coverage, as well as the federal reinsurance program, has been extended and is now scheduled to expire on December 31, 2007. While federal reinsurance is available, coverage under the federal reinsurance program is limited. Accordingly, the requirements under TRIA may negatively affect our results of operation and our business.

RISKS RELATED TO OUR SECURITIES

          OUR SERIES A PREFERRED SHARES HAVE RIGHTS, PREFERENCES AND PRIVILEGES
          SENIOR TO THOSE OF HOLDERS OF OUR COMMON SHARES.

          Our series A preferred shares rank senior to our common shares with respect to the payment of dividends and distributions upon our liquidation, dissolution or winding-up. So long as any series A preferred shares remain outstanding, if full dividends for all outstanding series A preferred shares have not been declared and paid or declared and a sum sufficient for the payment thereof has not been set aside, then no dividend may be paid or declared on our common shares and our common shares may not be purchased or redeemed.
Additionally, our series A preferred shares require us to redeem our series A preferred shares after the occurrence of certain change of control events, which may have the effect of discouraging or preventing a change of control of us. The holders of our series A preferred shares will also have voting rights to elect two directors to our board of directors if dividends on our series A preferred shares have not been declared by the board of directors and paid for an aggregate of six full dividend periods (whether or not consecutive).

          OUR SERIES A PREFERRED SHARES ARE EQUITY AND ARE SUBORDINATE TO OUR
          EXISTING AND FUTURE INDEBTEDNESS.

          Our series A preferred shares are equity interests and do not constitute indebtedness. Consequently, our series A preferred shares rank junior to all of our indebtedness, such as our junior subordinated debentures and our secured letter of credit and revolving credit facility, and other non-equity claims on us with respect to assets available to satisfy our claims, including in the event of our liquidation, dissolution or winding-up. Our existing and future indebtedness may restrict payments of dividends on our series A preferred shares. We may issue additional indebtedness from time to time. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of our series A preferred shares (1)
dividends are payable only if declared by our board of directors and (2) as a corporation, we are subject to restrictions on payments of dividends and redemption price out of lawfully available funds.

          DIVIDENDS ON OUR SERIES A PREFERRED SHARES ARE NON-CUMULATIVE.

          Dividends on our series A preferred shares are non-cumulative.
Consequently, if our board of directors (or a committee of the board) does not authorize and declare a dividend for any dividend period, holders of our series
A preferred shares would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will not be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our board of directors (or a committee of the board) has not declared such dividend before the related dividend payment date, whether or not dividends are declared for any subsequent dividend period with respect to our series A preferred shares.

          OUR HOLDING COMPANY STRUCTURE AND CERTAIN REGULATORY AND OTHER
          CONSTRAINTS, INCLUDING OUR CREDIT FACILITY, AFFECT OUR ABILITY TO PAY
          DIVIDENDS ON OUR SHARES, MAKE PAYMENTS ON OUR INDEBTEDNESS AND OTHER
          LIABILITIES AND OUR ABILITY TO REDEEM OUR SERIES A PREFERRED SHARES.

          Quanta Holdings is a holding company. As a result, we do not, and will not, have any significant operations or assets other than our ownership of the shares of our subsidiaries. Dividends and other permitted distributions from our operating subsidiaries will be our sole source of funds to pay dividends, if any, to shareholders, redeem our series A preferred shares and to meet ongoing cash requirements, including debt service payments and other expenses. Because we are a holding company, our ability to pay dividends on our shares and to redeem our series A preferred shares for cash may be limited by restrictions on our ability to obtain funds through dividends from our subsidiaries. The ability of our operating subsidiaries to make these payments is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, that some of our subsidiaries maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations and on our ability to pay dividends, redeem our series A preferred shares and make payments on our indebtedness.

          We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares, redeem our series A preferred shares and make other payments. Under the Companies Act 1981 of Bermuda, as amended, or the
Companies Act, even though we are solvent and able to pay our liabilities as they become due, we may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts.

          We have obtained a consent under our current letter of credit and revolving credit facility for the payment of dividends on our series A preferred shares. However, the facility prohibits us from paying dividends on our series A preferred shares so long as there is a default under that agreement. Future credit agreements or other agreements relating to our indebtedness may also contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances.

          WITHOUT THE APPROVAL BY OUR COMMON SHAREHOLDERS OF A PROPOSAL TO
          REDUCE OUR SHARE PREMIUM ACCOUNT AND REALLOCATE CERTAIN CAPITAL TO OUR
          CONTRIBUTED SURPLUS ACCOUNT, WE EXPECT TO BE RESTRICTED BY LAW FROM
          DECLARING OR PAYING DIVIDENDS TO OUR SHAREHOLDERS, INCLUDING OUR
          HOLDERS OF SERIES A PREFERRED SHARES, IN THE FUTURE.

          As a result of our losses, for Bermuda company law purposes, we expect that the realizable value of our assets will no longer exceed the aggregate of our liabilities and our issued share capital and share premium accounts. So long as this deficiency continues, we are prohibited by Bermuda company law from paying dividends or making distributions to our shareholders, including our holders of series A preferred shares. For further discussion of our share capital and share premium accounts, see "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations--Financial Condition
and Liquidity--Liquidity--Dividends and Redemptions."

          In order for Quanta Holdings to have the flexibility to pay dividends to shareholders, we are evaluating a proposal to reduce the share premium account and allocate sums to our contributed surplus account. This reduction of our share premium account and reallocation to the contributed surplus account would require the approval of our common shareholders to be effective. If our common shareholders do not approve any such proposal, we may be restricted by
Bermuda company law from declaring or paying dividends to our holders of series
A preferred shares and other shareholders. We cannot make any assurances that we will have the ability to declare and pay dividends under Bermuda law to our shareholders in the future. In addition, even if we submit, and our common shareholders approve, any proposal and we are permitted by law to declare and pay dividends, we cannot assure you that future losses or other events could not impair our ability to pay dividends to our shareholders.

          UNDER CERTAIN LIMITED CIRCUMSTANCES, WE ARE OBLIGATED TO REDEEM OR
          PURCHASE OUR SERIES A PREFERRED SHARES. PRIOR TO DECEMBER 15, 2010, WE
          MAY REDEEM SOME OR ALL OF OUR SERIES A PREFERRED SHARES ONLY UNDER
          CERTAIN LIMITED CIRCUMSTANCES. ON AND AFTER DECEMBER 15, 2010, AT OUR
          OPTION, WE MAY REDEEM SOME OR ALL OF OUR SERIES A PREFERRED SHARES.

          Our series A preferred shares have no maturity date or redemption date. We may be required to offer to redeem the series A preferred shares at a price of $25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption upon the occurrence of specified change of control events. Holders of our series A preferred shares may not otherwise require us to redeem or repurchase our series A preferred shares under any circumstances. We may redeem the series A preferred shares before December
15, 2010 for certain tax events. We may also, at our option, on and after
December 15, 2010, redeem some or all of our series A preferred shares at any time at the redemption price set forth in the Certificate of Designation for our series A preferred shares. We do not need the consent of the series A preferred shareholders in order to redeem our

series A preferred shares and may do so at any time after December 15, 2010 that is advantageous to us. If we redeem our series A preferred shares, holders of the series A preferred shares may not be able to reinvest the proceeds in alternative investments that will compensate them in a manner commensurate with our series A preferred shares.

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

          o    the differences between actual and expected losses that we cannot reasonably anticipate using historical loss data and other identifiable factors at the time we price our products;

          o    volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks, or court grants of large awards for particular damages;

          o    cyclicality relating to the demand and supply of insurance and reinsurance products;

          o    changes in the level of reinsurance capacity;

          o    changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers' liabilities; and

          o    fluctuations in equity markets, interest rates, credit risk and foreign currency exposure, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

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

          PROVISIONS IN OUR CHARTER DOCUMENTS MAY REDUCE OR INCREASE THE VOTING
          POWER ASSOCIATED WITH OUR SHARES.

          Our bye-laws generally provide that common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. Our Certificate of Designation generally provides that the holders of our series A preferred shares do not have any voting rights unless dividends on the series A preferred shares have not been declared by the board of directors and paid for an aggregate of six full dividend periods (whether or not consecutive).

          Pursuant to a mechanism specified in our bye-laws and Certificate of
Designation, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold more than 9.5% of the voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any shareholder that they consider fair and reasonable in all the circumstances to ensure that no person will hold more than
9.5% of the voting power represented by our then outstanding shares.

          Under these provisions, some shareholders may have the right to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing

the voting power of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. As a result of any reduction in the votes of other shareholders, your voting power might increase above 5% of the aggregate voting power of the outstanding shares, which may result in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934, as amended, or the
Exchange Act.

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

          FUTURE SALES OF COMMON SHARES MAY ADVERSELY AFFECT THEIR PRICE.

          Future sales of common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. Currently, 69,946,861 common shares are outstanding. As of
March 30, 2006, we have also granted options, performance shares, restricted shares, and founder warrants for up to 5,740,978 of our common shares. All of our outstanding common shares, other than 291,262 common shares sold to one of our directors, Nigel W. Morris, in a private placement and the common shares subject to awards granted under our 2003 Long Term Incentive Plan, have been registered pursuant to registration statements. Additionally, 2,542,813 common shares underlying founder warrants issued in connection with our formation and capitalization have been registered for resale pursuant to a registration statement and when and if they are issued, will be freely tradable without restriction under the Securities Act, assuming they are not held by our affiliates. The 291,262 shares sold to Mr. Morris have not been registered pursuant to a registration statement, but we have entered into a registration rights agreement with Mr. Morris covering these shares.

          IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

          Provisions of our organizational documents and in our Certificate of
Designation for our series A preferred shares may discourage, delay or prevent a merger, tender offer or other change of control that holders of our shares may consider favorable. These provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect various corporate actions. These provisions could:

          o    have the effect of delaying, deferring or preventing a change in control of us;

          o    discourage bids for our securities at a premium over the price;

          o    adversely affect the price of, and the voting and other rights of the holders of, our securities; or

          o    impede the ability of the holders of our securities to change our management.

          U.S. PERSONS WHO OWN OUR SHARES MAY HAVE MORE DIFFICULTY IN PROTECTING
          THEIR INTERESTS THAN U.S. PERSONS WHO ARE SHAREHOLDERS OF A U.S.
          CORPORATION.

          The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders including:

          o    Interested director transactions. Under Bermuda law and our bye-laws, any transaction entered into by us in which a director has an interest is not voidable by us nor can such director be accountable to us for any benefit realized under that transaction provided the

               nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors. In
               addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest following a declaration of the interest pursuant to the Companies Act unless the chairman of the meeting determines otherwise. U.S. companies are generally required to obtain the approval of a majority of disinterested directors or the approval of shareholders before entering into any transaction or arrangement in which any of their directors have an interest, unless the transaction or arrangement is fair to the company at the time it is authorized by the company's board or shareholders.

          o    Certain transactions with significant shareholders. As a Bermuda company, we may enter into certain business transactions with our significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders. Such transactions may be entered into with prior approval from our board of directors but without obtaining prior approval from our shareholders. U.S. companies in general may not enter into business combinations with interested
               shareholders, namely certain large shareholders and affiliates, unless the business combination had been approved by the board in advance or by a supermajority of shareholders or the business combination meets specified conditions.

          o    Shareholders' suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under
               legislation or judicial precedent in many U.S. jurisdictions.
               Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. In general, under
               Bermuda law, derivative actions are permitted only when the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of the company's memorandum of association or bye-laws. In addition,
               Bermuda courts would consider permitting a derivative action for acts that are alleged to constitute a fraud against the minority shareholders or, for instance, acts that require the approval of a greater percentage of the company's shareholders than those who actually approved them.

          o    Indemnification of directors and officers. Under Bermuda law and our bye-laws, we may indemnify our directors, officers or any other person appointed to a committee of the board of directors
               (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or suffered by such person by reason of any act done, concurred in or omitted in the conduct of our business or in the discharge of his/her duties;
               provided that such indemnification shall not extend to any matter involving any fraud or dishonesty (as determined in a final judgment or decree not subject to appeal) on the part of such director, officer or other person. Under our bye-laws, each of our shareholders agrees to waive any claim or right of action, other than those involving fraud or dishonesty, against us or any of our officers or directors. In general, U.S. companies may limit the personal liability of their directors as long as they acted in good faith and without knowing violation of law.

          As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation.

          WE ARE A BERMUDA COMPANY AND IT MAY BE DIFFICULT FOR YOU TO ENFORCE
          JUDGMENTS AGAINST US OR OUR DIRECTORS AND EXECUTIVE OFFICERS.

          We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, some of our officers reside outside the United
States, and all or a substantial portion of our assets and the assets of these persons are, and will continue to be, located in jurisdictions outside the
United States. As such, it may be difficult or impossible to effect service of process within the United

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

          We have been advised that there is doubt as to whether the courts of
Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers predicated upon the civil liability provisions of the
U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts.
Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in
Bermuda courts as contrary to that jurisdiction's public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

          HOLDERS OF OUR SHARES WHO OWN 10% OR MORE OF OUR VOTING POWER MAY BE
          SUBJECT TO TAXATION UNDER THE "CONTROLLED FOREIGN CORPORATION," OR
          CFC, RULES.

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

          Furthermore, whenever dividends on our series A preferred shares and the parity stock then outstanding have not been declared by the board of directors and paid for an aggregate of at least six dividend periods, whether or not consecutive, holders would be entitled to certain voting rights. It is possible that the Internal Revenue Service, or the IRS, could assert that accrual of these voting rights on default of the series A preferred shares cause certain U.S. holders of series A preferred shares to be 10% U.S. Shareholders and us, or any of our foreign subsidiaries, to be a CFC.

          Due to the anticipated dispersion of our share ownership and certain bye-law provisions that impose limitations on the concentration of voting power of its shares and that authorize the board to purchase its shares under specified circumstances, we do not believe that we have any 10% U.S.
shareholders. It is possible, however that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

          IF WE DETERMINE THAT YOUR OWNERSHIP OF OUR SHARES MAY RESULT IN
          ADVERSE CONSEQUENCES, WE MAY REQUIRE YOU TO SELL YOUR SHARES TO US.

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

          U.S. PERSONS WHO HOLD SHARES COULD BE SUBJECT TO ADVERSE TAX
          CONSEQUENCES IF WE ARE CONSIDERED A "PASSIVE FOREIGN INVESTMENT
          COMPANY" FOR U.S. FEDERAL INCOME TAX PURPOSES.

          We do not intend to conduct our activities in a manner that would cause us to become a passive foreign investment company. However, it is possible that we could be deemed a passive foreign investment company by the IRS for
2003, 2004, 2005 or any future year. If we were considered a passive foreign investment company it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the passive foreign investment company provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be issued in the future. We cannot predict what impact, if any, this guidance would have on a shareholder that is subject to U.S. federal income taxation. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for the period ended
December 31, 2003 or for the years ended December 31, 2004 or 2005.

          U.S. PERSONS WHO HOLD SHARES MAY BE SUBJECT TO U.S. INCOME TAXATION ON
          THEIR PRO RATA SHARE OF OUR "RELATED PARTY INSURANCE INCOME."

          If:

          o    Quanta Europe's or Quanta Bermuda's related party insurance income equals or exceeds 20% of that company's gross insurance income in any taxable year,

          o    direct or indirect insureds (and persons related to such
               insureds) own (or are treated as owning directly or indirectly)
               20% or more of the voting power or value of the shares of Quanta
               Europe or Quanta Bermuda, and

          o    U.S. persons are considered to own in the aggregate 25% or more of the stock of either corporation by vote or value,

then a U.S. person who owns shares of Quanta Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of Quanta Europe's or Quanta Bermuda's related party insurance income for the U.S. person's taxable year that includes the end of the corporation's taxable year determined as if such related party insurance income were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition any related party insurance income that is includible in the income of a U.S. tax-exempt organization will be treated as unrelated business taxable income. The amount of related party insurance income earned by Quanta Europe or Quanta Bermuda
(generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Quanta
Europe or Quanta Bermuda or any person related to such shareholder) will depend on a number of

factors, including the geographic distribution of Quanta Europe's or Quanta
Bermuda's business and the identity of persons directly or indirectly insured or reinsured by Quanta Europe or Quanta Bermuda. Although we do not expect our related party insurance income to exceed 20% of our gross insurance income in the foreseeable future, some of the factors which determine the extent of related party insurance income in any period may be beyond Quanta Europe's or
Quanta Bermuda's control. Consequently, Quanta Europe's or Quanta Bermuda's related party insurance income could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.

          The related party insurance income rules provide that if a shareholder that is a U.S. person disposes of shares in a foreign insurance corporation that has related party insurance income (even if the amount of related party insurance income is less than 20% of the corporation's gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to related party insurance income). In addition, such a shareholder will be required to comply with reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our shares because Quanta Holdings will not itself be directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. However, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.

          CHANGES IN U.S. FEDERAL INCOME TAX LAW COULD MATERIALLY ADVERSELY
          AFFECT AN INVESTMENT IN OUR SHARES.

          The U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a passive foreign investment company or whether U.S. persons would be required to include in their gross income the subpart F income or the related party insurance income of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to insurance companies and the regulations regarding related party insurance income are still in proposed form.
New regulations or pronouncements interpreting or clarifying such rules may be issued in the future. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such regulations or guidance will have a retroactive effect.

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

          Some of the statements included in this annual report, including those using words such as "believes," "expects," "intends," "estimates," "projects,"
"predicts," "assumes," "anticipates," "plans," and "seeks" and comparable terms, are forward-looking statements. The Private Securities Litigation Reform Act of
1995 provides a "safe harbor" for forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this annual report regarding future events and operating performance. Because of our recent ratings downgrade by A.M. Best and our limited operating history, many statements relating to us and our business, including statements relating to our position, operations and business strategies, are forward-looking statements.

          All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

          o    A.M. Best has recently downgraded our financial strength rating to "B++" (very good) and placed our rating under review with negative implications. We are experiencing a significant loss of business and business opportunities from the recent downgrade and qualification of our financial strength rating. Our current financial strength rating of "B++" (very good), under review with negative implications has had, and will continue to have, a significant adverse effect on our ability to conduct our business in our current product lines. In addition, certain of our
               insurance and many of our reinsurance contracts contain
               termination rights, which have been triggered by the A.M. Best rating downgrade. Some of the insurance and reinsurance contracts also require us to post additional security as a result of the downgrade. Furthermore, many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. A downgrade in our rating below "B++" (very good) will cause a default in our credit facility and trigger termination provisions or require the posting of additional security in many of our other insurance and reinsurance
               contracts. The obligations under the credit facility are
               currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. The lenders would also have the right, among other things, to cancel outstanding letters of credit issued under the facility;

          o    we believe that A.M. Best continues to reevaluate its capital adequacy models and other factors it uses in its evaluation of our business. As a result of the deterioration in our business due to the recent downgrade of our financial strength ratings,
               A.M. Best may further downgrade our ratings. Accordingly, there can be no assurance as to what additional rating actions A.M.
               Best may take in the future or whether A.M. Best will further downgrade our ratings or will remove any qualification of our ratings;

          o    based on our discussions with the program manager of our
               residential builders' and contractors' program, or HBW program, we expect that the program manager will divert a substantial portion of its business to other carriers during 2006;

          o    as a result of the recent downgrade of our financial strength ratings by A.M. Best, we are closely analyzing our business lines, positioning in the market and internal operations and identifying steps we should take to preserve shareholder value and improve our position, including the exploration of strategic alternatives. The implementation of any changes based on such analysis or of any strategic alternatives involves substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. There can be no assurance that any of these initiatives will not negatively impact our

               results of operations or will be successful in improving our position and preserving shareholder value;

          o    our business is dependent upon insurance and reinsurance brokers who use ratings as an important factor in evaluating the
               financial strength and quality of insurers. As a result of our recent financial strength ratings downgrade, several of our important brokers have removed us from their approved listing;

          o    our ability to continue to operate our business and identify, evaluate and complete any strategic transaction is dependent on our ability to retain our executives and key employees, including our teams of underwriters. Our inability to retain, attract and integrate members of our management team, key employees,
               including our underwriting teams, and other personnel could significantly and negatively affect our business;

          o    our ability to pay dividends may be restricted;

          o    certain lines of business that we have underwritten, including marine, technical risk and aviation reinsurance and environmental insurance, have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood,
               earthquake, acts of war, acts of terrorism and political
               instability and our results may continue to be volatile as a result;

          o    our preliminary estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

          o    the ineffectiveness or obsolescence of our planned business strategy due to the recent downgrade of our financial strength ratings or changes in current or future market conditions;

          o    if actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

          o    the failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

          o    the failure to successfully broaden the number of brokers we do business with in order to expand our customer base in response to our ratings downgrade;

          o    actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms and limits of the products we write or intend to write;

          o    based on our current estimate of losses related to Hurricanes
               Katrina and Rita, we have exhausted our reinsurance and
               retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to Hurricane Rita. If our
               Hurricane Katrina losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for that windstorm. If our marine reinsurance losses for Hurricane Rita prove greater than currently
               anticipated, we will have no further retrocessional coverage available for marine reinsurance losses for that windstorm. In addition, if there are further catastrophic events relating to our underwriting exposures, our retrocessional coverage for these events may be limited or we may have no coverage at all;

          o    the failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of
               2002, including the material weaknesses identified in this annual report, may result in our financial statements being materially inaccurate, may restrict our access to the capital markets and may cause the share price of our common and preferred shares to be adversely affected;

          o    changes in the availability, cost or quality of reinsurance;

          o    our limited operating history;

          o    our insurance and reinsurance business is not widely diversified among classes of risk or sources of origination. The exit from our property reinsurance and technical risk property insurance line and the casualty reinsurance commutations and recent rating action by A.M. Best, have further reduced our diversification in our product lines and will cause the concentrations across certain of our risk classes to increase;

          o    changes in regulation or tax laws applicable to us, our brokers or our customers;

          o    risks relating to our reliance on program managers, third-party administrators and other supporting vendors;

          o    other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

          o    we may require additional capital, which may not be available on favorable terms or at all;

          o    changes in accounting policies or practices; and

          o    changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other
               factors.

          If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in this annual report under "Item 1A. Risk Factors" and that are otherwise described from time to time in our U.S. Securities and Exchange
Commission reports filed after this annual report. Any forward-looking statements you read in this annual report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

          Market data and forecasts used in this annual report have been obtained from independent industry sources as well as from research reports prepared for other purposes. We have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data. Forecasts and other forward-looking information obtained from these

sources are subject to the same qualifications and uncertainties applicable to the other forward-looking statements in this annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We have executed a lease for office space in Bermuda that contains approximately 4,000 square feet. The lease expires on August 31, 2008. The annual lease payment for this office is approximately $191,161. Effective as of
April 1, 2006, we will assign this lease to a third party. In addition, we have entered into a lease for additional office space in Bermuda that contains 8,445 square feet. The lease expires September 30, 2007. The annual lease payment for this office space is approximately $435,000.

          We have entered into a lease for office space in London that contains approximately 5,850 square feet. The initial term of the lease expires in June
2006. The annual lease payments for this office is approximately $185,000. We have entered into a lease for office space in Dublin that contains approximately
4,000 square feet. The initial term of the lease expires in April 2030 and may not be terminated prior to April 15, 2015. The annual lease payments for this office is approximately $190,000.

          The headquarters of Quanta U.S. Holdings and our other U.S.
subsidiaries is located in New York, New York and contains approximately 58,000 square feet. The initial term of the lease for these premises expires in October
2013 with an option to extend the lease term by an additional 15 years. The annual lease payment for this office is approximately $2,300,720.

          Our other offices in the U.S. are located in Reston, Virginia;
Chicago, Illinois; Pittsburgh, Pennsylvania; Denver, Colorado; San Jose,
California; San Francisco, California; Hartford, Connecticut; Dallas, Texas;
Minneapolis, Minnesota; Alpharetta, Georgia, Cazenovia, New York; Boxborough,
Massachusetts; Somerset, New Jersey, Apex, North Carolina, Orchard Park, New
York and Irvine, California. These offices are leased for a total of approximately $1.6 million per year for all these offices.

          We believe that these facilities are sufficient for our current purposes. If we expand our operations in the future, we may require additional office space, which we believe will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

          We are not a party to any pending or threatened material litigation and are not currently aware of any pending or threatened material litigation other than routine legal proceedings that we believe are, in the aggregate, not material to our financial condition and results of operations. In the normal course of business, we are involved in various claims and legal proceedings, including litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

          Our common shares have been traded on the National Market of The
Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "QNTA" since May 14, 2004.
The following table contains, for the periods indicated, the high and low sales prices per common share.

                                         COMMON SHARES
                                        --------------
                                         HIGH     LOW
                                        ------   -----
2004
Second Quarter (from May 14, 2004)...   $11.00   $9.50
Third Quarter........................   $10.75   $8.03
Fourth Quarter.......................   $ 9.50   $7.87

2005
First Quarter........................   $10.25   $7.60
Second Quarter.......................   $ 8.50   $5.86
Third Quarter........................   $ 7.45   $5.40
Fourth Quarter.......................   $ 6.02   $3.55

HOLDERS

          As of February 28, 2006, we had 69,946,861 common shares issued and outstanding, which were held by 11 holders of record. The 11 holders of record include Cede & Co., which holds shares on behalf of The Depository Trust
Company, which itself holds shares on behalf of in excess of 800 beneficial owners of our common shares.

DIVIDENDS

          As a holding company, we depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our common and preferred shareholders. Our subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. Furthermore, the terms of our letter of credit and revolving credit facility prohibit us from repurchasing shares and paying dividends on our shares without the consent of our lenders. We have obtained a consent under our current letter of credit and revolving credit facility for the payment of dividends on our series A preferred shares. However, the facility prohibits us from paying dividends on our series A preferred shares so long as there is a default under that agreement. Future credit agreements or other agreements relating to our indebtedness may also contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances.

          We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares, redeem our series A preferred shares and make other payments. Under the Companies Act 1981 of Bermuda, as amended, or the
Companies Act, we may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts. As a result of our losses, for
Bermuda company law purposes, we expect that the realizable value of our assets will no longer exceed the aggregate of our liabilities and our issued share capital and share premium accounts. So long as this deficiency continues, we are prohibited by Bermuda company law from paying dividends or making distributions to our shareholders, including our holders of series A

preferred shares. In order for Quanta Holdings to have the flexibility to pay dividends to shareholders, we are evaluating a proposal to reduce the share premium account and allocate sums to our contributed surplus account. This reduction of our share premium account and reallocation to the contributed surplus account would require the approval of our common shareholders to be effective. If our common shareholders do not approve any such proposal, we may be restricted by Bermuda company law from declaring or paying dividends to our holders of series A preferred shares and other shareholders. We cannot make any assurances that we will have the ability to declare and pay dividends under
Bermuda law to our shareholders in the future. In addition, even if we submit, and our shareholders approve, any proposal and we are permitted by law to declare and pay dividends, we cannot assure you that future losses or other events could not impair our ability to pay dividends to our shareholders.

          For further discussion of our share capital and share premium accounts, see "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations--Financial Condition and
Liquidity--Liquidity--Dividends and Redemptions." For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see "Item
1A.--Risk Factors--Risks Related to our Securities--Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares, make payments on our indebtedness and other liabilities and our ability to redeem our series A preferred shares." For a discussion of certain additional limitations on our ability to pay dividends on our common shares relating to certain preferential rights associated with the Company's series A preferred shares, see "Item
1A.--Risk Factors--Risks Related to our Securities--Our series A preferred shares have rights, preferences and privileges senior to those of holders of our common shares."

          Subject to the above limitations, our board of directors is free to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common shares based on factors such as the results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors. To date, we have not paid any dividends on our common shares.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

          We did not repurchase any of our equity securities in 2005 and have not adopted a stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

 (Expressed in thousands of U.S. dollars except for share and per share amounts)

                                                       PREDECESSOR                    QUANTA CAPITAL HOLDINGS LTD. (3)
                                          ------------------------------------   ------------------------------------------
                                                                      FOR THE      FOR THE
                                             FOR THE YEAR ENDED       PERIOD     PERIOD FROM    FOR THE YEAR   FOR THE YEAR
                                                DECEMBER 31,           ENDED     MAY 23, 2003       ENDED          ENDED
                                          -----------------------    SEPTEMBER    TO DECEMBER   DECEMBER 31,   DECEMBER 31,
                                             2001         2002        3, 2003      31, 2003         2004           2005
                                          ----------   ----------   ----------   ------------   ------------   ------------

Selected Income Statement Data
REVENUES:
Net premiums earned                       $       --   $       --   $       --    $     1,940    $   237,140    $   364,075
Technical services revenues                   28,448       28,628       20,350         11,680         32,485         47,265
Net investment income                             33           23           13          2,290         14,307         27,181
Net realized gains (losses)                       --           --           --            109            228        (13,020)
Other income                                      --           --           --            126          2,995          5,610
Total revenues                                28,481       28,651       20,363         16,145        287,155        431,111
EXPENSES:
Net losses and loss expenses                      --           --           --          1,191        198,916        324,084
Acquisition expenses                              --           --           --            164         53,995         69,624
Direct technical services costs               17,576       17,193       12,992          8,637         23,182         37,027
Interest expense                                  --           --           --             --             71          4,165
General and administrative expenses and
   depreciation                                8,793        8,765        5,971         44,630         65,572        101,919
Total expenses                                26,369       25,958       18,963         54,658        341,736        536,819
Net income                                $    2,112   $    2,693   $    1,400
Net loss before taxes                                                                 (38,477)       (54,581)      (105,708)
Provision for income taxes                                                                 --             --            244
Net loss after taxes                                                              $   (38,477)   $   (54,581)   $  (105,952)
Weighted average common shares and
   common share equivalents outstanding
   basic                                   1,093,250    1,093,250    1,093,250     31,369,001     56,798,218     57,205,342
Weighted average common shares and
   common share equivalents outstanding
   diluted                                 1,093,250    1,093,250    1,093,250     31,369,001     56,798,218     57,205,342
Net income (loss) per share  basic and
   diluted (2)                            $     1.93   $     2.46   $     1.28    $     (1.23)   $     (0.96)   $     (1.85)
PREDECESSOR PRO FORMA DATA (UNAUDITED):
Net income as shown above                 $    2,112   $    2,693   $    1,400
Pro forma provision for income taxes
   (1)                                           822        1,048          545
Net income adjusted for pro forma
   income taxes                           $    1,290   $    1,645   $      855
Pro forma net income per share basic
   and diluted (2)                        $     1.18   $     1.51   $     0.78

                                                   PREDECESSOR            QUANTA CAPITAL HOLDINGS LTD. (3)
                                         ------------------------------   --------------------------------
                                         AS OF DECEMBER 31,     AS OF       AS OF      AS OF       AS OF
                                         ------------------   SEPTEMBER   DECEMBER   DECEMBER    DECEMBER
                                           2001      2002      3, 2003    31, 2003   31, 2004    31, 2005
                                         -------   --------   ---------   --------   --------   ----------

SUMMARY BALANCE SHEET DATA
Cash and cash equivalents                $    74    $    73    $   413    $ 47,251   $ 75,257   $  260,978
Available-for-sale Investments at fair
   value                                      --         --         --     467,036    559,430      699,121
Trading Investments at fair value
   related to deposit liabilities             --         --         --          --     40,492       38,316
Premiums receivable                           --         --         --      10,961    146,784      146,837
Losses and loss adjustment expenses
   recoverable                                --         --         --       3,263     13,519      190,353
Deferred acquisition costs                    --         --         --       6,616     41,496       33,117
Deferred reinsurance premiums                 --         --         --       1,925     47,416      112,096
Goodwill and other intangibles assets         --         --         --      21,351     20,617       24,877
Total assets                              10,160     10,131     11,249     573,761    980,733    1,552,091
Reserves for losses and loss expenses         --         --         --       4,454    159,794      533,983

Unearned premiums                             --         --         --      20,044    247,936      336,550
Environmental liabilities assumed             --         --         --       7,018      6,518        5,911
Deposit liabilities                           --         --         --          --     43,365       51,509
Junior subordinated debentures                --         --         --          --     41,238       61,857
Total liabilities                          4,003      3,681      5,199      86,278    549,824    1,096,089
Redeemable preferred shares                   --         --         --          --         --       71,838
Total shareholders' equity               $ 6,157    $ 6,450    $ 6,051    $487,483   $430,909   $  384,164

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

          The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2005 contained in this annual report on pages
F-1 to F-53 and with the risk factors appearing under "Item 1A. Risk Factors"
in this annual report.

OVERVIEW

          GENERAL

          Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. We commenced substantive operations on September 3, 2003 when we obtained our initial capital and purchased ESC, our predecessor for accounting purposes. During the remainder of 2003, we wrote a small number of insurance and reinsurance contracts. During the years ended December 31, 2005 and 2004, we continued to grow our specialty lines of business significantly increasing the number of insurance and reinsurance contracts underwritten.

          Through our operating subsidiaries in Bermuda, the U.S. and Europe, we focus on writing coverage for specialized classes of risks through teams of experienced and technically qualified underwriters. Specialty lines of business are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. We have used our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also, from time to time, to underwrite some European risks. We also write specialty products in the United States on an admitted basis through our subsidiary,
Quanta Indemnity, which is a U.S. licensed insurer with licenses in 44 states and is an accredited reinsurer in Washington, D.C. Further, during 2005 we wrote specialty insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta
Specialty Lines. Since the fourth quarter of 2004, we are underwriting European
Union sourced specialty business through Quanta Europe, our Irish subsidiary located in Dublin, Ireland, which is the headquarters of our European business.
We are also underwriting through our wholly-owned Lloyd's syndicate, which we call Syndicate 4000. Since February 2005, we are serving our London-based clients for European insurance and reinsurance business through our Quanta
Europe branch in London.

          We acquired Environmental Strategies Corporation, known as ESC, on
September 3, 2003. ESC is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provides risk assessment and technical services support to our environmental underwriters. We expect ESC's operations will be adversely affected to the extent our environmental insurance product line and our other insurance and reinsurance product lines that have used ESC's consulting services are no longer able to continue to write coverage or lose business opportunities due to the recent A.M. Best downgrade of our financial strength ratings. In addition to these consulting services, we provide liability assumption programs through Quanta Technical Services and its subsidiaries under which these subsidiaries assume specified liabilities associated with environmental conditions, which may be insured or guaranteed by us or an insurance subsidiary. Under these programs, our technical services team provides consulting and performs the required remediation services through subcontractors. Our liability assumption programs during the year ended December
31, 2005 included our Buffalo, New York and Axis, Alabama programs. The estimated remaining liabilities for these programs are approximately $5.9 million, as of December 31, 2005. We are currently evaluating whether, or to what extent, we will continue to offer this liability assumption program following our March 2006 ratings downgrade.

Presently, we anticipate that it will be difficult to continue to provide these programs under an A.M. Best rating of "B++."

          2005 HURRICANE LOSSES, PROPERTY AND REINSURANCE TRANSACTIONS AND 2005
OFFERINGS

          We have incurred estimated net losses of approximately $87.4 million relating to Hurricanes Katrina, Rita and Wilma during the year ended December
31, 2005. These losses include net reinstatement premium expense of approximately $4.1 million. Of these losses, $33.6 million (including reinstatement premium expense of approximately $1.8 million) occurred in our property reinsurance line, $39.9 million (including reinstatement premium income of approximately $0.2 million) occurred in our marine reinsurance lines, $13.7 million (including reinstatement premium expense of approximately $2.5 million)
occurred in our technical risk property insurance line and $0.2 million occurred in our fidelity insurance product line. We believe that we will not know our exact losses for some time given the uncertainty around the industry loss estimates, the size and complexity of Hurricanes Katrina, Rita and Wilma, limited claims data and potential legal and regulatory developments related to potential losses. As a result, our losses may continue to develop during the next year and our ultimate losses may vary significantly from our recorded estimates. Below is a summary of the estimated losses and loss expenses incurred for the 2005 hurricanes.

                                              FOR THE YEAR ENDED DECEMBER 31, 2005
                                          --------------------------------------------
                                          GROSS LOSSES   CEDED LOSSES
                                            AND LOSS       AND LOSS     NET LOSSES AND
                                            EXPENSES       EXPENSES      LOSS EXPENSES
                                          ------------   ------------   --------------
                                                        ($ in thousands)

SPECIALTY INSURANCE:

Technical risk property                     $ 52,245      $ (41,029)       $11,216
Fidelity and crime                               450           (225)           225
                                            --------      ---------        -------
                                              52,695        (41,254)        11,441
                                            --------      ---------        -------
SPECIALTY REINSURANCE:

Marine, technical risk and aviation           68,986        (28,861)        40,125
Property                                      77,426        (45,653)        31,773
                                            --------      ---------        -------
                                             146,412        (74,514)        71,898
                                            --------      ---------        -------
TOTAL LOSSES AND LOSS EXPENSES INCURRED     $199,107      $(115,768)       $83,339
                                            ========      =========        =======

LOSSES AND LOSS EXPENSES BY EVENT
Katrina and Rita                            $169,803      $ (97,668)       $72,135
Wilma                                         29,304        (18,100)        11,204
                                            --------      ---------        -------
                                             199,107       (115,768)        83,339
                                            --------      ---------        -------
Reinstatement premiums
Katrina and Rita                              (8,833)        13,367          4,534
Wilma                                           (979)           502           (477)
                                            --------      ---------        -------
                                              (9,812)        13,869          4,057
                                            --------      ---------        -------

                                            --------      ---------        -------
NET COST OF 2005 HURRICANES                 $189,295      $(101,899)       $87,396
                                            ========      =========        =======

          The above table includes losses incurred from Hurricanes Katrina, Rita and Wilma in 2005 and does not include development on losses incurred from the
2004 hurricanes.

          We have recorded estimated gross losses of approximately $189.3 million relating to Hurricanes Katrina, Rita and Wilma during the year ended
December 31, 2005. These losses include, and are net of, gross reinstatement premium income of approximately $9.8 million. The difference between our estimated gross and estimated net losses, of $101.9 million, represents the amount of reinsurance or retrocessional insurance recoveries, including ceded reinstatement premium expense of $13.9 million. We obtained this reinsurance and retrocessional insurance as part of our risk management practices to help limit our net loss exposures and control our aggregate exposures to particular classes of risk

including those related to natural catastrophe events. We expect that the companies to which insurance has been ceded or reinsurance has been retroceded will be recoverable. The average credit rating of these entities is rated "A"
(excellent) by A.M. Best.

          Shortly after Hurricane Rita, we discontinued writing new and most renewal business in our technical risk property and property reinsurance lines of business. We did not discontinue or make changes in our program businesses, including our residential builders' and contractors' program, which we refer to as the HBW program. In addition, we retroceded substantially all the in-force business, as of October 1, 2005, in these lines (other than our program business) by a portfolio transfer to a third-party reinsurer, which we refer to as the Property Transaction. The Property Transaction limits our property reinsurance and technical risk property losses occurring after October 1, 2005 to those relating to Hurricane Wilma and those we have incurred through
September 30, 2005 (including incurred but not reported losses), which includes losses relating to Hurricanes Katrina and Rita. Under the Property Transaction,
we also transferred all future premiums earned for that business and loss and acquisition expenses incurred from and after October 1, 2005 to the third-party reinsurer. Effective October 1, 2005, we also commuted two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us, which we refer to as the Casualty Reinsurance Transaction. We refer to the
Property Transaction and the Casualty Reinsurance Transaction collectively as the Transactions.

          The property reinsurance and technical risk property product lines subject to the Property Transaction accounted for gross premiums written and net premiums written of approximately $108.0 million and $107.0 million for the year ended December 31, 2004 and approximately $97.1 million and $19.1 million for the year ended December 31, 2005. The net premiums written of $19.1 million for the year ended December 31, 2005 reflect $57.3 million of ceded premiums written during the fourth quarter related to the Property Transaction. Our net underwriting losses for the product lines subject to the Property Transaction were approximately $47.4 million for the year ended December 31, 2004 and approximately $51.6 million for the year ended December 31, 2005.

          The two casualty reinsurance treaties subject to the Casualty
Reinsurance Transaction accounted for gross premiums written and net premiums written of approximately $36.7 million for the year ended December 31, 2004 and approximately $5.7 million for the year ended December 31, 2005, which is net of
$17.0 million of net unearned premium returned to the insurance company under the terms of the Casualty Reinsurance Transaction. Our net underwriting income relating to those two casualty reinsurance treaties was approximately $1.6 million for the year ended December 31, 2004 and approximately $2.1 million for the year ended December 31, 2005, which includes the net expense of the Casualty
Reinsurance Transaction of approximately $1.2 million. The impact of the transactions is disclosed in Note 22 to the consolidated financial statements for the year ended December 31, 2005.

          On December 14, 2005, we issued 13,136,841 common shares at $4.75 per share and 3,000,000 shares of our series A preferred shares at $25.00 per share with a liquidation preference of $25.00 per share. The gross proceeds to the
Company were $137.4 million before the payment of underwriting fees, of which
$62.4 million was from the sale of common shares and $75.0 million was from the sale of preferred shares. In addition, on December 29, 2005, the underwriters exercised a portion of their over-allotment option to acquire additional series
A preferred shares at the offering price of $25.00. This resulted in the sale, on January 11, 2006 of 130,525 shares of our series A preferred shares for gross proceeds of $3.3 million.

          A.M. BEST RATING ACTIONS, STRATEGIC ALTERNATIVES AND EVALUATION

          As a result of the expected losses from the 2005 hurricanes, on
October 5, 2005, A.M. Best placed the "A-" (excellent) financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, under review with negative implications. In response, during the fourth quarter of 2005, we worked closely with A.M. Best on a plan designed to maintain our "A-" rating, which included the retrocession of substantially all the in-force business, as of October 1, 2005, in our technical risk

property and property reinsurance lines of business (other than our program business) by a portfolio transfer to a third-party reinsurer, the commutation of two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us and the completion of the offerings of our common shares and series A preferred shares in the fourth quarter of 2005. On December 21,
2005, A.M. Best affirmed the financial strength rating of "A-" (excellent) of
Quanta Bermuda and its subsidiaries, and ascribed a negative outlook to the rating. A.M. Best defines a negative outlook as indicating that a company is experiencing unfavorable financial/market trends, relative to its current rating level and, if continued, the company has a good possibility of having its rating downgraded. In connection with A.M. Best's December 2005 affirmation of our ratings and continued review with negative outlook, A.M. Best cited significant challenges and uncertainties associated with the successful execution of management's revised business plans, management's ability to diversify and grow our business profitably, and the risk for upward development of Hurricanes
Katrina, Rita and Wilma losses.

          On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and
Quanta Europe, to "B++" (very good), under review with negative implications.
The A.M. Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. We believe that adverse developments during the fourth quarter of 2005 relating to the 2005 hurricane losses and our other reserve increases were significant contributors to the decision by A.M. Best. Based on our discussions with A.M. Best, in order to maintain our rating, we believe that we will be required to demonstrate acceptable results and change our business model appropriately to show that we can grow our business profitably. This, however, will be very difficult to accomplish under a "B++" rating. In addition, we believe we will need to successfully implement a more favorable cost structure and reduce the amount of risk that we assume on a single loss event or catastrophic event based on initiatives that we have begun to implement. We also believe that A.M. Best will continue to evaluate our available capital and the probable loss exposures associated with our business lines to ensure our capital is in compliance with
A.M. Best's standards relative to our rating. We intend to continue to work with
A.M. Best to understand the different requirements it has for our business in order to maintain or improve our financial strength rating and remove any qualification to our rating. However, the downgrade and qualification of our rating with negative implications has significantly adversely affected our business, our opportunities to write new and renewal business and our ability to retain key employees. Based on the deterioration in our business, A.M. Best may further downgrade our financial strength ratings. We can make no assurances as to what rating actions A.M. Best may take now or in the future or whether A.M.
Best will further downgrade our rating or remove any qualification to our rating.

          We expect the downgrade of our rating and qualification of our rating with negative implications to continue to have a significant adverse effect on our business. Currently, we are not writing new business in our professional liability, environmental and fidelity and crime product lines or in our reinsurance and structured products lines and we are running-off our surety line. We have also been removed from the approved listing of several of our important brokers, including Aon Corporation and Marsh Inc. The downgrade of our financial rating or the continued qualification of our current rating continues to cause concern about our viability among brokers and other marketing sources, resulting in a movement of business away from us to other stronger or more highly rated carriers. We believe the recent downgrade of our financial rating is also adversely affecting our Lloyd's operations.

          Certain of our insurance and many of our reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. A cancellation typically results in the termination of the policy and our ongoing obligations and the return of premiums to our client that usually approximates our unearned premium reserve as of the date of the cancellation. Whether a client would exercise such rights would depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, whether we have posted security in respect of our obligations and the pricing and availability of replacement coverage. We cannot predict in advance how many of our

clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects. However, depending on the number of contracts involved, such an effect could be materially adverse. As of
March 29, 2006, we had received notice of cancellation on approximately 2.3% of our in-force policies, calculated using original contract gross premiums written related to those cancelled policies as a percentage of total gross premiums written during 2005. Gross unearned premiums relating to these cancellations that we have returned or expect to return to our clients total approximately
$5.0 million. We expect that we will receive additional cancellations.

          Many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating, including those placed by the program manager of our HBW program. HBW gross premiums written during the year ended December
31, 2005 totaled approximately $165.9 million, of which approximately $140.3 million was casualty premium, $15.0 million was warranty premium and $10.6 million was property premium, by class of risk. HBW net premiums written during the year ended December 31, 2005 totaled approximately $108.9 million, of which approximately $84.7 million was casualty premium, $15.0 million was warranty premium and $9.2 million was property premium, by class of risk. Based on our discussions with the program manager, we understand that it will divert a substantial portion of the HBW program business to other carriers. However, we expect to continue to write a small portion of the casualty business through our
Lloyd's syndicate. We understand that the new carriers can begin writing casualty business in some states beginning in March 2006, but will need time to file and obtain approval of rate and policy forms with regulatory authorities in other states in which the program manager is writing. Until the new carriers are able to obtain these approvals, we will continue to write casualty business for the program manager. Other than the business that we intend to write through our
Lloyd's syndicate, we expect that substantially all of the HBW program business will be diverted to other carriers by December 31, 2006. Consequently, we estimate that the gross and net premiums written under the HBW program during
2006 will be less than 25% of the gross and net premiums written during 2005.
While we expect to be able to continue to write business through our Lloyd's syndicate, we expect that the premiums written under our HBW program during 2007 will be significantly less than 2006 as the HBW program manager is able to move that business to new carriers.

          We are working diligently to implement key steps designed to preserve shareholder value and respond to the rating actions taken by A.M. Best. A special committee of our Board of Directors has engaged Friedman, Billings,
Ramsey & Co., Inc. and J.P. Morgan Securities Inc., as financial advisors, to assist us in evaluating strategic alternatives, including the potential sale of some or all of our businesses, the run off of certain product lines or the business or a combination of alternatives. Our financial advisors will also help us evaluate the potential use of excess capital to repay debt or to return value to our shareholders.

          We are also closely analyzing our business lines, their positioning and internal operations, and identifying steps we should take to improve our position. We believe that we currently have sufficient assets to pay our foreseen liabilities as they become due. We maintain a global platform conducting business in the United States, Bermuda and Europe. We also believe we have strong underwriting capabilities and experience in key product lines. We plan to continue to operate our environmental consulting services through ESC and certain program business lines and to continue our operations through the
A.M. Best "A" rated Lloyd's market under our existing Lloyd's syndicate. We are evaluating whether we continue to operate our remaining business lines, which may include the use of strategic alliances, fronting agreements and other arrangements. In connection with the evaluation of our business, we are also evaluating the possibility of expanding our business to help diversify our business mix and build our product lines along a middle market strategy that is supportable with a "B++" rating and with customers who can benefit from our underwriting capabilities and risk management capacities. This could include writing policies with lower limits and lower aggregate loss exposures and in markets we believe provide us a greater ability to deal with the broker or insured in establishing policy terms and managing particular claims. We may seek to broaden the number of brokers we do business with, such as by targeting smaller regional brokers who represent smaller companies who can benefit from our underwriting capabilities and risk management capacities. We may also seek to work

with existing broker relationships to reach additional customers that we can serve.

          Prior to the recent A.M. Best action, we had begun taking steps to reduce our costs, including the reduction of personnel following the exit of our technical risk property and property reinsurance lines, and reducing certain infrastructure costs, such as the reduction of consulting costs, the reduction of our office space and consolidation of our personnel in Bermuda. In connection with our evaluation of our business lines, we have accelerated steps to reduce infrastructure costs and personnel expenses. We believe that a more efficient expense structure is critical in allowing us to produce profitable results and more easily deploy our resources to those lines of business that become more attractive under our current A.M. Best ratings and as market conditions and our business change.

          We have determined to run off our surety line. We also will consider running off other selected lines as an alternative to sale of all or portions of our business. If our Board of Directors concludes that no other alternatives would be in the best interests of our shareholders, it may determine that the best alternative is to place all our insurance and reinsurance businesses in run off and eventually wind up our operations over some period of time, which is not currently determinable. If the run off alternative is selected, then during 2006 and future periods we expect to continue to pay losses and expenses as they become due and will continue to earn investment income on our investment portfolio.

          We generated approximately $390.0 million, $419.5 million and $20.1 million of net premiums written after premiums ceded on purchased reinsurance protection, which include the ceded premiums of $57.3 million related to the
Property Transaction referred to above, and $364.1 million, $237.1 million and
$1.9 million of net premiums earned during the years ended December 31, 2005,
2004 and 2003. During the year ended December 31, 2005, we also purchased additional retrocessional protection in our specialty reinsurance segment which is intended to help limit our net loss exposures to catastrophe windstorm events. This purchase resulted in approximately $15.3 million of premium ceded during the year ended December 31, 2005. However, based on our current estimate of losses related to Hurricane Katrina, we have exhausted our reinsurance and retrocessional protection with respect to that hurricane. If our Hurricane
Katrina losses prove to be greater than currently anticipated, we will have no further reinsurance and retrocessional coverage available for that windstorm.

          The primary drivers of growth in 2005 in our insurance lines of business and net premiums written were the development of our relationships with insurance and reinsurance brokers and the development of our specialty insurance lines of business, including Syndicate 4000. Traditionally, many reinsurance contracts are entered into at the beginning of a calendar year and that period is often referred to as the January renewal season. As we have exited most of our reinsurance business, we believe that the 2006 renewal season will be much less significant for our 2006 results. Our specialty insurance segment demonstrated premium growth during the year ended December 31, 2005 as compared to the year ended December 31, 2004, especially through Lloyd's, following receipt of regulatory approvals during the fourth quarter of 2004. Our specialty insurance segment became a more significant contributor to our overall business and represented approximately 65.8% of our total net premiums written in the year ended December 31, 2005, compared to 40.6% in the year ended December 31,
2004.

          We believe that our portfolio is not diversified either among classes of risks or source of origination. For example, during the year ended December
31, 2005, our HBW program accounted for approximately 42.3% of our specialty insurance segment gross premiums written. In addition, the HBW program and the other insurance programs we write, accounted for 44.9% of our specialty insurance segment gross premiums written in the year ended December 31, 2005. As described below, our specialty reinsurance segment showed significant concentrations across certain risk classes. In addition, our specialty reinsurance segment generated approximately 42.0%, 25.5% and 10.6% of its gross premiums written through three brokers. The exit from our property reinsurance and technical risk property insurance line and the casualty reinsurance commutations, have further reduced our diversification in our product lines and will cause the concentrations across certain of our risk classes to increase.
Further, as a result of the recent rating action by A.M. Best, we expect that concentrations in

certain risk classes will increase as we evaluate and position our business.

          We have determined that $607.2 million of investment securities, with unrealized losses of approximately $10.2 million were other-than-temporarily impaired as of December 31, 2005. The realization of these losses represents the maximum amount of potential losses in our investment securities if we would have sold all of these securities at December 31, 2005. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no affect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent and ability to hold the investment for a period of time sufficient to allow for possible recovery.
We believe we have sufficient assets to pay our currently foreseen liabilities as they become due and we have no immediate intent to liquidate the investments securities affected by our decision. However, due to the general uncertainties surrounding our business resulting from A.M. Best's March 2006 downgrade of our financial strength ratings and our decision to explore strategic alternatives, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the investment securities' fair values could change in subsequent periods, resulting in further material impairment charges.

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

               o    Specialty insurance. Our specialty insurance segment
                    includes our traditional, structured and program specialty insurance products. Our traditional specialty insurance
                    products included in our specialty insurance segment results include technical risk property, professional liability,
                    environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. During
                    2005, our specialty insurance segment wrote business both on a direct basis with insured clients or by reinsuring
                    policies that are issued on our behalf by third-party
                    insurers and reinsurers, and includes our Lloyd's syndicate, which was created in December 2004. During the year ended
                    December 31, 2005, we changed the composition of our
                    reportable segments by aggregating the Lloyd's operating
                    segment with the specialty insurance reportable segment. Our
                    Lloyd's syndicate writes traditional specialty insurance
                    products including professional liability (professional
                    indemnity and directors' and officers' coverage), fidelity and crime (financial institutions) and specie and fine art.
                    Our specialty insurance programs include the HBW program.
                    After the end of the third quarter of 2005, we discontinued
                    the writing of new and most renewal business in our
                    technical risk property line of business. Currently, we are not writing new business in our professional liability,
                    environmental, and marine and aviation specialty insurance product lines and our structured products line and we are
                    running off our surety line.

               o    Specialty reinsurance. Our specialty reinsurance segment
                    includes our traditional, structured and program specialty reinsurance products. Our specialty reinsurance products
                    included in our specialty reinsurance segment results
                    include property, casualty and marine and aviation products.
                    We currently do not write reinsurance on a program basis.
                    After the end of the third quarter of 2005, we discontinued
                    the writing

                    of new and most renewal business in our property reinsurance of business and commuted a large portion of our casualty
                    reinsurance portfolio. Currently, we are not writing new
                    business in our remaining specialty reinsurance product
                    lines.

               o    Technical services. Our technical services segment provides diversified environmental investigation, remediation and
                    engineering services, assessment services, other technical and information management services primarily in the
                    environmental area in the U.S. Our technical services
                    segment also provides technical and information management services to our specialty insurance and reinsurance
                    segments.

          The determination of these reportable segments reflects how we manage and monitor the performance of our insurance and reinsurance operations and may change from time to time. We refer to the specialty insurance and specialty reinsurance segments as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment.

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

          Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term liquidity funds, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. We also recognize capital losses on investments as a result of other than temporary impairment charges. Under U.S. GAAP, our available-for-sale investments are carried at fair market value with unrealized gains and losses on the investments included on our balance sheet in accumulated other comprehensive income (loss) net of income taxes as a separate component of shareholders'
equity. Our trading investments that relate to deposits associated with non-risk bearing contracts are recorded at estimated fair value with the change in fair value included in net realized gains and losses on investments in the consolidated statement of operations and comprehensive loss. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and to manage duration risk between investment assets and insurance liabilities, while maximizing investment returns through a diversified portfolio. Our investment returns are benchmarked against certain specified indices. However, the volatility in claim payments and the interest rate environment can significantly affect the returns we generate on our investment portfolios.

          EXPENSES

          Our expenses primarily consist of net loss and loss expenses, general and administrative expenses, acquisition expenses and direct technical services costs.

          Net loss and loss expenses, which are net of loss and loss expenses recovered under our ceded reinsurance contracts, depend on the number and type of insurance and reinsurance contracts we write and reflect our best estimate of ultimate losses and loss expenses we expect to incur on each contract written using various actuarial analyses. Actual losses and loss expenses will depend on actual costs to settle insurance and reinsurance claims. Our ability to accurately estimate expected ultimate loss and loss expense at the time of pricing each insurance and reinsurance contract and the occurrence of unexpected high loss severity catastrophe events are critical factors in determining our profitability.

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

          FINANCIAL RATIOS

          The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Because our underwriting portfolios continue to change significantly, we expect that our net loss ratios may continue to be volatile. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our

general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums earned and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. During 2005, we have changed the denominator to be used in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100%
indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

RESULTS OF OPERATIONS

          The following is a discussion of Quanta Holdings' consolidated results of operations for the years ended December 31, 2005 and 2004. Comparisons between the year ended December 31, 2004 and the period from May 23, 2003 (date of incorporation) to December 31, 2003 are not meaningful because we commenced substantive operations on September 3, 2003 and during the period from May 23,
2003 (date of incorporation) to December 31, 2003, we wrote only a small number of insurance and reinsurance contracts. We separately provide a discussion for the period from May 23, 2003 (date of incorporation) to December 31, 2003. The discussion and analysis of Quanta Holdings' results include the results of ESC, our predecessor, from September 3, 2003, the date Quanta Holdings acquired ESC, through December 31, 2004.

          ESC is our predecessor for accounting purposes and its business is wholly attributable to the technical services segment. Accordingly, we compare the results of operations of ESC for the year ended December 31, 2005 to the year ended December 31, 2004, and the year ended December 31, 2004 to the pro forma financial information for the year ended December 31, 2003 within the discussion of our technical services segment under "Results by Segments."

YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

          Results of operations for the years ended December 31, 2005 and 2004 were as follows:

                                       93

                                                   2005        2004
                                                ---------   ---------
                                                   ($ in thousands)
                                                ---------------------

REVENUES
Gross premiums written.......................   $ 608,935   $ 494,412
                                                =========   =========
Net premiums written.........................   $ 390,041   $ 419,541
                                                =========   =========
Net premiums earned..........................   $ 364,075   $ 237,140
Technical services revenues..................      47,265      32,485
Net investment income........................      27,181      14,307
Net realized (losses) gains on investments...     (13,020)        228
Net foreign exchange gains...................         331         978
Other income.................................       5,279       2,017
                                                ---------   ---------
   Total revenues............................     431,111     287,155
                                                ---------   ---------
EXPENSES
Net losses and loss expenses.................    (324,084)   (198,916)
Acquisition expenses.........................     (69,624)    (53,995)
Direct technical services costs..............     (37,027)    (23,182)
General and administrative expenses..........     (97,930)    (63,392)
Interest expense ............................      (4,165)        (71)
Depreciation and amortization of intangible
   assets....................................      (3,989)     (2,180)
                                                ---------   ---------
   Total expenses............................    (536,819)   (341,736)
                                                ---------   ---------
Income taxes.................................         244          --
                                                ---------   ---------
Net loss ....................................   $(105,952)  $ (54,581)
                                                =========   =========

REVENUES.

          Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues were derived from the operations of ESC, QLT Buffalo LLC and QLT of Alabama, LLC.

          Premiums. Gross premiums written were $608.9 million for the year ended December 31, 2005, an increase of $114.5 million, or 23.2%, compared to
$494.4 million for the year ended December 31, 2004. The increase in our gross premiums written was largely due to the contribution of $80.7 million, or 13.3%, of our gross premiums written, from our Lloyd's syndicate, which commenced in
December 2004. The increase also reflected continued growth in all of our specialty insurance segment product lines and our marine, technical risk and aviation product line in our specialty reinsurance segment. Shortly after
Hurricane Rita, we discontinued writing new and most renewal business in our technical risk property and property reinsurance lines of business (other than our program business), which accounted for approximately $97.1 million, or
15.9%, of our gross premium written during the year ended December 31, 2005.

          Premiums ceded were $218.9 million for the year ended December 31,
2005 an increase of $144.0 million compared to $74.9 million for the year ended
December 31, 2004. The increase in premiums ceded primarily reflects the growth in gross premiums written, approximately $57.3 million of premiums ceded resulting from the Property Transaction and approximately $20.8 million in purchased reinsurance and retrocessional protection (including reinstatement premiums) to help limit our net loss exposures to natural catastrophe events.
The increase of premiums ceded is attributable to a lesser extent to the development of the reinsurance program for our specialty insurance segment product lines, which was restructured during the year ended December 31, 2005.
The restructure involved the commutation of our 2004 reinsurance treaty protection in our professional liability and

fidelity product lines, which was ceded on an excess of loss basis. The unexpired portions of this business were then transferred, effective April 1,
2005, into our 2005 reinsurance treaty, which is ceded on a proportional quota share basis.

          Net premiums earned were $364.1 million for the year ended December
31, 2005, an increase of $127.0 million, or 53.5%, compared to $237.1 million for the year ended December 31, 2004, reflecting the growth in premiums written and the earning and amortization of premiums written and ceded during the years ended December 31, 2004 and 2005. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $224.5 million at December 31, 2005 and will be earned and recognized in our results of operations in future periods. Because we only began to write insurance and reinsurance business during the fourth quarter of 2003 and because our Lloyd's syndicate commenced operations in December 2004, we believe that our net premiums earned are not representative of a fully developed and diversified portfolio of insurance and reinsurance contracts.

          Technical services revenues. Technical services revenues were $47.3 million for the year ended December 31, 2005 an increase of $14.8 million, or
45.5%, compared to $32.5 million for the year ended December 31, 2004. This increase in technical services revenues is primarily attributable to increased remediation revenues associated with our liability assumption program in
Buffalo, New York.

          Net investment income and net realized (losses) gains. Net investment income and net realized (losses) gains totaled $14.2 million for the year ended
December 31, 2005, a decrease of $0.3 million, or 2.6%, compared to $14.5 million for the year ended December 31, 2004. The decrease is primarily due to an increase in net investment income of $12.9 million because of our larger amount of invested assets and rises in market interest rates, which is offset by an increase in net realized losses of $13.2 million, of which $10.2 million is attributable to other than temporary impairment losses recognized during the year ended December 31, 2005.

          Net investment income was $27.2 million for the year ended December
31, 2005 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.5% for the year ended
December 31, 2005 compared to 2.7% for the year ended December 31, 2004, reflecting rises in market interest rates. Net realized losses of $13.0 million were generated primarily from our other than temporary impairment charge of
$10.2 million and also as we sought to manage our total investment returns and the duration of our investment portfolios.

          As of December 31, 2005, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately "AA+".

          EXPENSES.

          Net losses and loss expenses. Net losses and loss expenses were $324.1 million for the year ended December 31, 2005 an increase of $125.2 million, or
62.9%, compared to $198.9 million for the year ended December 31, 2004. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The increase in net losses and loss expenses is due to:

          o    the number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios continue to mature;

          o    the increase in loss occurrences, particularly those related to the 2005 hurricanes and the first quarter 2005 rupture of an oil pipeline in California during a mudslide; and

          o    general reserve strengthening relating primarily to our HBW program, Lloyd's, professional and environmental lines.

          Included in our expected ultimate losses during the year ended
December 31, 2005 are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our preliminary loss estimates for the 2005 hurricanes based on currently available information totals $87.4 million (including reinstatement premiums), of which
$83.3 million is included in net losses and loss expenses for the year ended
December 31, 2005 compared to $61.3 million included in net losses and loss expenses for the year ended December 31, 2004 from Hurricanes Charley, Frances,
Ivan and Jeanne. Our estimate of our exposure to ultimate claim costs associated with these hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

          Our expected ultimate losses during the year ended December 31, 2005 also include estimated gross and net loss estimates of $21.6 million and $13.0 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line.
There remains the possibility of further negative development on this loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes and the oil pipeline loss, as of December 31, 2005, we have received a limited amount of significant reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

          We have used the Bornhuetter-Ferguson reserving method as our primary loss reserving methodology as of December 31, 2005 to estimate the ultimate cost of losses for our specialty reinsurance lines and our fidelity and technical risk property specialty insurance lines. The Bornhuetter-Ferguson reserving method uses an initial expected loss and loss expense ratio supplemented by our actual loss and loss expense experience to date. We have used an expected loss ratio method as our primary reserving methodology as of December 31, 2005 to estimate the ultimate cost of losses for our other specialty insurance business lines, whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and deducts any paid losses and loss expenses to arrive at estimated losses and loss expense reserves. With respect to the year ended
December 31, 2005, in establishing our reserves for losses and loss expenses, we reviewed reserve estimates of an actuary employed with our company and of an external actuary specialist. We recorded these reserves as of the year ended
December 31, 2005 based on the highest aggregate reserve amount of the estimates we reviewed. As part of our year-end closing process, we strengthened our loss reserves for 2005 by approximately $7.9 million. Given the immaturity of our business and very limited claims history, we have relied on pricing, loss and expense data accumulated by our consulting actuary, historical industry results, and to a limited extent, our own reported claims history in establishing loss ratios for each line of business. Although we have not experienced significant reported claims in our casualty insurance line, we have worked closely with our independent loss specialist and concluded to generally strengthen our loss ratios in our HBW program, Lloyd's and environmental lines with respect to the year ended December 31, 2005.

          Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 89.0% for the year ended December 31, 2005, an increase of 5.1% compared to a total net loss ratio of 83.9% for the year ended December 31, 2004. The increase in the total net loss ratio is due both to the greater magnitude of the hurricanes that occurred in the second half of 2005 as compared to those that occurred in the third quarter of 2004 and to the oil pipeline loss. However, the extent of

the impact of the actual catastrophes in 2005 was mitigated by our purchased reinsurance and retrocessional protection and increased net premiums earned compared to the year ended December 31, 2004.

          We received a claim under our PWIB program relating to tornados occurring in March 2006. Due to the fact that we very recently received this claim, we are still in the process of estimating the amount of losses relating to this claim that we will need to recognize in our financial statement for the first quarter of 2006.

          Acquisition expenses. Acquisition expenses were $69.6 million for the year ended December 31, 2005, an increase of $15.6 million, or 28.9%, compared to $54.0 million for the year ended December 31, 2004. The increase in acquisition expenses is due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

          Our acquisition expense ratio for the year ended December 31, 2005 was
19.1%, a decrease of 3.7% compared to our acquisition expense ratio of 22.8% for the year ended December 31, 2004. The decrease is due to four factors. First, during 2005, our earned premium was more heavily weighted towards specialty insurance, which carries lower acquisition costs than specialty reinsurance.
Second, we are paying less fronting costs on our specialty insurance lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business. Third, our ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties increased during 2005 as a result of the restructuring of those treaties during the second quarter of 2005. Finally, we paid less commission in our HBW program during 2005 because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio.
Deferred acquisition costs include, as of December 31, 2005, $33.1 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

          Direct technical services costs. Direct technical services costs were
$37.0 million for the year ended December 31, 2005, an increase of $13.8 million, or 59.7% compared to $23.2 million for the year ended December 31,
2004, and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues were approximately 78.3% for the year ended December 31, 2005 compared to 71.4% for the year ended December 31, 2004. The increase in direct technical services costs as a percentage of revenues was attributable to a significant increase in the use of subcontractors for environmental projects in 2005 as compared to
2004, which resulted primarily from the Buffalo, New York remediation project.

          General and administrative expenses. General and administrative expenses were $97.9 million for the year ended December 31, 2005, an increase of
$34.5 million, or 54.5%, compared to $63.4 million for the year ended December
31, 2004. General and administrative expenses were comprised of $58.6 million of personnel related expenses (including $6.4 million of severance costs) and $39.3 million of other general and administrative expenses during the year ended
December 31, 2005 compared to $40.7 million of personnel related expenses and
$22.7 million of other expenses during the year ended December 31, 2004. The increase in general and administrative expenses is due primarily to an increase in the number of employees as we grew our lines of business, especially in
Europe and our severance costs. To a lesser extent, the increase is attributed to increases in auditing fees, fees associated with ongoing efforts relating to
Sarbanes-Oxley Section 404 compliance and costs relating to information technology development. General and administrative expenses related to our underwriting segment was $90.3 million for the year ended, which included $3.1 million of expenses charged by our technical services segment for technical and information management services, and $10.7 million of expenses related to our technical services segment.

          Our general and administrative expense ratio was 24.8% for the year ended December 31, 2005 compared to 23.4% for the year ended December 31, 2004.
The increase was due to the additional number of employees hired and development of our infrastructure as we grew our lines of business during 2005 and also due to the impact of the transactions that lowered net earned premiums. In 2005, we have changed the denominator in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written.

         Interest expense. Interest expense was $4.2 million for the year ended
December 31, 2005, an increase of $4.1 million compared to $0.1 million for the year ended December 31, 2004 and relates to the interest expense on our junior subordinated debentures.

          Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets was $4.0 million for the year ended December
31, 2005, an increase of $1.8 million compared to $2.2 million for the year ended December 31, 2004 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization is due to the purchase of additional fixed assets throughout 2004 and 2005 as we grew our lines of business.

          We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the year ended December 31, 2005, the net valuation allowance increased by approximately $11.5 million, to $24.8 million.

PERIOD FROM MAY 23, 2003 (DATE OF INCORPORATION) TO DECEMBER 31, 2003

          Comparisons between the year ended December 31, 2004 and the period from May 23, 2003 (date of incorporation) to December 31, 2003 are not meaningful because we commenced substantive operations on September 3, 2003 and during the period from May 23, 2003 (date of incorporation) to December 31,
2003, we wrote only a small number of insurance and reinsurance contracts.

          Results of operations for the period from May 23, 2003 (date of incorporation) to December 31, 2003 were as follows:

                                                                ($ in thousands)
                                                                ----------------
REVENUES
Gross premiums written ......................................       $ 20,465
                                                                    ========
Net premiums written ........................................       $ 20,060
                                                                    ========
Net premiums earned .........................................       $  1,940
Technical services revenues .................................         11,680
Net investment income .......................................          2,290
Net realized gains on investments ...........................            109
Net foreign exchange losses .................................             --
Other income ................................................            126
                                                                    --------
   Total revenues ...........................................         16,145

EXPENSES
Net losses and loss expenses ................................         (1,191)
Acquisition expenses ........................................           (164)
Direct technical services costs .............................         (8,637)
General and administrative expenses .........................        (44,196)
Depreciation and amortization of intangible
   assets ...................................................           (434)
   Total expenses ...........................................        (54,622)
                                                                    --------
Income taxes ................................................             --
                                                                    --------
Net loss ....................................................       $(38,477)
                                                                    ========

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
2003.

          Premiums. We commenced writing insurance and reinsurance business during the fourth quarter of 2003 and wrote $20.5 million of gross premiums written for the period ended December 31, 2003. Of this premium, 63.5%, or $13.0 million, was written by our specialty reinsurance segment and 36.5%, or $7.5 million, was written by our specialty insurance segment. We ceded a small amount of our insurance risk, amounting to $0.4 million in premiums ceded. Net premiums earned in the period were $1.9 million reflecting the short duration of the period between the inception date of the contracts and December 31, 2003.

          Technical services revenues. Technical services revenues comprised
$4.4 million and $7.3 million generated from direct labor and subcontractor related activities, respectively.

          Net investment income and net realized gains. Net investment income and net realized gains totaled $2.4 million for the period. Net investment income was $2.3 million and was derived primarily from interest earned on fixed maturity investments, and short term investments. Subsequent to the private offering of our shares on September 3, 2003 and our acquisition of ESC, our investments in cash assets increased by over $487 million representing cash proceeds from the private offering, net of placement fees and associated costs, of approximately $505.6 million less $18.5 million used to purchase ESC. Our average annualized effective yield (calculated by dividing net investment income by the time weighted average amortized cost of invested assets) for the period from September 3, 2003 (private offering) to December 31, 2003 was approximately
1.4%. Initially our invested assets were held entirely in cash, liquidity funds and overnight cash deposits. In October 2003, we and our asset managers established an investment program to invest in a broader array of assets such as fixed income securities, in accordance with our investment guidelines as approved by our board of directors. As a result, our annualized effective yields have increased through 2004 as we moved the majority of our invested assets into longer term fixed income securities and similar instruments.

          As of December 31, 2003, the average maturity duration of our investment portfolio was approximately 2.5 years with an average credit rating of approximately "AA."

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

RESULTS BY SEGMENTS

          UNDERWRITING

          We principally provide insurance and reinsurance protection for risks that are often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that require extensive technical underwriting and assessment resources in order to be profitably underwritten. In measuring the performance of our specialty insurance and specialty reinsurance segments, we consider each segment's net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses.

          We allocate indirect corporate general and administrative expenses among each of our segments, including those related to underwriting operations, as described above under "Segment Information."

          During the year ended December 31, 2005, we changed the composition of our reportable segments to aggregate the Lloyd's operating segment with our specialty insurance reportable segment. We aggregated these segments to reflect that we operate these insurance businesses as one and that the Lloyd's business is very similar to the insurance business we write in the United States. Our
Lloyd's operations were previously reported as a separate segment.

          The following is a discussion of our net underwriting results and profitability measures by segment for the years ended December 31, 2005 and
2004, and separately for the period from May 23, 2003 (date of incorporation) to
December 31, 2003. Since we commenced substantive operations on September 3,
2003 and only wrote a small number of insurance and reinsurance contracts during the period from May 23, 2003 (date of incorporation) to December 31, 2003, comparisons between the year ended December 31, 2004 and the period from May 23,
2003 (date of incorporation) to December 31, 2003 are not meaningful.

          YEARS ENDED DECEMBER 31, 2005 AND 2004

          The following table summarizes our net underwriting results and profitability measures for our segments for the years ended December 31, 2005 and 2004.

          SPECIALTY INSURANCE

                                         2005        2004       CHANGE
                                      ---------   ---------   ---------
                                               ($ in thousands)
Gross premiums written ............   $ 392,023   $ 242,580   $ 149,443
Premiums ceded ....................    (135,460)    (72,259)    (63,201)
                                      ---------   ---------   ---------
Net premiums written ..............   $ 256,563   $ 170,321   $  86,242
                                      =========   =========   =========

Net premiums earned ...............   $ 197,131   $  75,167   $ 121,964
Other income ......................       1,200          --       1,200
Net losses and loss
   expenses .......................    (145,362)    (49,805)    (95,557)
Acquisition expenses ..............     (26,910)    (14,287)    (12,623)
General and administrative
    expenses(1) ...................     (65,181)    (34,303)    (30,878)
                                      ---------   ---------   ---------
Net underwriting loss .............   $ (39,122)  $ (23,228)  $ (15,894)
                                      =========   =========   =========
RATIOS:

Loss and loss expense ratio .......        73.7%       66.3%       (7.4)%
Acquisition expense ratio .........        13.7%       19.0%        5.3%
General and administrative
   expense ratio ..................        33.1%       45.6%       12.5%
                                      ---------   ---------   ---------
Combined ratio ....................       120.5%      130.9%       10.6%
                                      =========   =========   =========

----------
(1)  Includes $2.4 million and $2.3 million of expenses charged by our technical services segment for technical and information management services for the years ended December 31, 2005 and 2004.

          Premiums. Gross and net premiums written were $392.0 million and
$256.6 million for the year ended December 31, 2005 compared to $242.6 million and $170.3 million for the year ended December 31, 2004. The increase in our specialty insurance segment's gross and net premiums written was largely due to the contribution of $80.7 million, or 20.6%, of the specialty insurance segment's gross premiums written, from our Lloyd's syndicate, which commenced in
December 2004. The increase also reflected continued growth in all of our specialty insurance segment product lines. However, shortly after Hurricane
Rita, we discontinued writing new and most renewal business in our technical risk property line of business (other than our program business), which accounted for approximately $13.4 million, or 3.4%, of our specialty insurance segment's gross premiums written during the year ended December 31, 2005. We also retroceded substantially all the in-force business, as of October 1, 2005, in this line (other than our program business) by a portfolio transfer to a third-party reinsurer.

          The table below shows gross and net premiums written by product line for the years ended December 31, 2005 and 2004 whether written on a traditional insurance, programs or structured basis.

                                       101

                                              2005                  2004
                                      -------------------   -------------------
                                                   ($ in thousands)
                                        Gross       Net       Gross       Net
                                      premiums   premiums   premiums   premiums
                                       written    written    written    written
                                      --------   --------   --------   --------
Technical risk property(1).........   $187,474   $114,377   $142,838   $101,650
Professional liability(2)..........    129,238     94,334     47,286     36,467
Environmental liability............     40,009     23,464     35,914     20,906
Fidelity and crime.................     13,197      6,654      9,040      4,243
Surety.............................     12,041      9,370      5,627      5,301
Trade credit and political risk....      7,574      6,022      1,875      1,754
Structured insurance...............      1,289      1,289         --         --
Other..............................      1,201      1,053         --         --
                                      --------   --------   --------   ---------
Total..............................   $392,023   $256,563   $242,580   $170,321
                                      ========   ========   ========   ========

----------
(1)  The gross and net premiums written  generated by our HBW program is written in our technical risk property product line, as described below.

(2)  The gross and net premiums  written  generated by our Lloyd's  syndicate is included in the professional  liability product line, and was $79.5 million and $60.6 million and $3.2 million and $2.6 million.

          During the year ended December 31, 2005, we continued to write, in our technical risk property product line, the HBW program, which accounted for approximately $165.9 million, or 88.5%, of the technical risk property line of business and 42.3% of total specialty insurance segment gross premiums written in the year ended December 31, 2005. The HBW program accounted for $108.9 million, or 95.2%, of the technical risk property product line and 42.5% of the total specialty insurance segment net premiums written for the year ended
December 31, 2005. We are no longer writing business in our technical risk property line other than the programs that are part of that line. The policies in the program are underwritten by a third-party agent which follows our underwriting guidelines. We believe that this agent is an established specialist in this technical field. Our HBW gross premiums written during the year ended
December 31, 2005 are summarized in the table below by specialty risk class.

                                      ($ in millions)
                                      ---------------
Casualty...........................        $140.3
Warranty*..........................          15.0
Property...........................          10.6
                                           ------
Total..............................        $165.9
                                           ======
----------
*    Warranty is written as reinsurance.

          Approximately 44.9% of our specialty insurance segment gross premiums written of $392.0 million were generated through our program business, of which
42.3% was through our HBW program. The remaining 57.7% of our specialty insurance segment gross premiums written were generated through a number of brokers, only one of which accounted for more than 10% of our total specialty insurance segment gross premiums written.

          Premiums ceded were $135.5 million during the year ended December 31,
2005, an increase of $63.2 million compared to $72.3 million for the year ended
December 31, 2004. The increase in premiums ceded reflects the increase in our gross premiums written, approximately $10.6 million of premiums ceded resulting from the Property Transaction and approximately $5.5 million from reinsurance treaties that we have entered into for our specialty insurance product lines to help limit our net loss exposures to natural catastrophe events. The increase of premiums ceded is attributable

to a lesser extent to the development of the reinsurance program for our specialty insurance segment product lines, which was restructured during the year ended December 31, 2005, as described above.

          Net premiums earned during the year ended December 31, 2005 were
$197.1 million, an increase of $121.9 million, compared to $75.2 million for the year ended December 31, 2004 representing growth of premiums written and the earning and amortization of premiums written and ceded during the years ended
December 31, 2004 and 2005. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

          Other income. Other income was $1.2 million for the year ended
December 31, 2005 and related to income, including fees, recognized on non-traditional insurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

          Net losses and loss expenses. Net losses and loss expenses were $145.4 million for the year ended December 31, 2005, an increase of $95.6 million compared to $49.8 million for the year ended December 31, 2004. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The increase in net losses and loss expenses is due to:

          o    the increase in loss occurrences, particularly those related to the 2005 hurricanes and the first quarter 2005 rupture of an oil pipeline in California during a mudslide;

          o    the growth in the number of insurance contracts we entered into and the associated net premiums earned; and

          o    general reserve strengthening relating primarily to our HBW program, Lloyd's, professional and environmental lines.

          Included in our expected ultimate losses in our specialty insurance segment during the year ended December 31, 2005 are specific loss estimates on contracts of insurance insuring claims arising from Hurricanes Katrina, Rita and
Wilma. Our estimate of our specialty insurance segment's exposure to ultimate claim costs associated with these hurricanes based on currently available information is $13.9 million (including reinstatement premiums), of which $11.4 million is included in net losses and loss expenses for the year ended December
31, 2005, compared to $0.6 million included in net losses and loss expenses for the year ended December 31, 2004 from Hurricanes Charley, Frances, Ivan and
Jeanne. Our preliminary estimate of our exposure to ultimate claim costs associated with these hurricanes is based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

          As part of our year-end closing process, we strengthened our loss reserves for 2005 by approximately $13.2 million. Given the immaturity of our business and very limited claims history, we have relied on pricing, loss and expense data accumulated by our consulting actuary, historical industry results, and to a limited extent, our own reported claims history in establishing loss ratios for each line of business. Although we have not experienced significant reported claims in our specialty insurance lines, other than those related to the 2005 hurricanes and the oil pipeline, we have worked closely with our independent loss specialist and concluded to generally strengthen our loss ratios in our HBW program, Lloyd's and environmental lines with respect to the year ended December 31, 2005.

          Our expected ultimate losses during the year ended December 31, 2005 also include estimated gross and net loss estimates of $21.6 million and $13.0 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line.
There remains the possibility of further negative development on this loss in the future, particularly if the

timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes and the oil pipeline loss, as of December
31, 2005, we have received a limited amount of significant reported losses.
However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

          Our specialty insurance segment net loss ratio was 73.7% for the year ended December 31, 2005 an increase of 7.4% compared to a net loss ratio of
66.3% for the year ended December 31, 2004. The increase in the specialty insurance segment net loss ratio is due to the loss estimates arising from
Hurricanes Katrina, Rita and Wilma as well as to the loss estimates arising from the ruptured oil pipeline loss. However, the extent of the impact of the actual catastrophes in 2005 was mitigated by our purchased reinsurance protection in our specialty insurance segment and increased net premiums earned in our specialty insurance segment compared to the year ended December 31, 2004. The
2005 hurricanes contributed 6.6% loss ratio percentage points to the specialty insurance segment net loss ratio.

          We received a claim under our PWIB program relating to tornados occurring in March 2006. Due to the fact that we very recently received this claim, we are still in the process of estimating the amount of losses relating to this claim that we will need to recognize in our financial statement for the first quarter of 2006.

          Acquisition expenses. Acquisition expenses were $26.9 million for the year ended December 31, 2005 an increase of $12.6 million, or 88.4%, compared to
$14.3 million for the year ended December 31, 2004. The increase in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

          Our acquisition expense ratio was 13.7% for the year ended December
31, 2005 a decrease of 5.3% compared to 19.0% for the year ended December 31,
2004. The reduction in our acquisition expense ratio in the specialty insurance segment is primarily due to three factors. First, we are paying less fronting costs because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our insurance business.
Second, our ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties increased during 2005 as a result of the restructuring of those treaties during the second quarter of 2005. Third, we paid less commission in our HBW program during the year ended December 31, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. The selected loss ratio under the
HBW contracts increased from 56.8% in 2004 to 64.8% in 2005. Deferred acquisition costs include, as of December 31, 2005, $17.5 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

          General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $65.2 million for the year ended
December 31, 2005 an increase of $30.9 million, or 90.0%, compared to $34.3 million for the year ended December 31, 2004. The increase in our general and administrative expense was due to the additional number of employees hired throughout 2004 and 2005, especially in Europe. The increase is also attributed to severance costs, increases in auditing fees, fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance and costs relating to information technology development, which were allocated to our specialty insurance segment. Our general and administrative expense ratio decreased to
33.1% for the year ended December 31, 2005, compared to 45.6% for the year ended
December 31, 2004 due primarily to the increase in our specialty insurance segment's net premiums earned.

SPECIALTY REINSURANCE

                                     2005        2004       CHANGE
                                  ---------   ---------   ---------
                                           ($ in thousands)
Gross premiums written.........   $ 216,912   $ 251,832   $ (34,920)
Premiums ceded.................     (83,434)     (2,612)    (80,822)
                                  ---------   ---------   ---------
Net premiums written...........   $ 133,478   $ 249,220   $(115,742)
                                  =========   =========   =========
Net premiums earned............   $ 166,944   $ 161,973   $   4,971
Other income...................       1,974       1,571         403
Net losses and loss expenses...    (178,887)   (149,111)    (29,776)
Acquisition expenses...........     (42,714)    (39,708)     (3,006)
General and administrative
   expenses(1).................     (25,154)    (21,301)     (3,853)
                                  ---------   ---------   ---------
Net underwriting loss..........   $ (77,837)  $ (46,576)  $ (31,261)
                                  =========   =========   =========
RATIOS:
Loss and loss expense ratio....       107.2%       92.1%      (15.1)%
Acquisition expense ratio......        25.6%       24.5%       (1.1)%
General and administrative
   expense ratio...............        15.1%       13.2%       (1.9)%
                                  ---------   ---------   ---------
Combined ratio.................       147.9%      129.8%      (18.1)%
                                  =========   =========   =========

----------
(1)  Includes $0.7 million and zero of expenses charged by our technical services segment for information management services for the years ended
     December 31, 2005 and 2004.

          Premiums. Gross and net premiums written were $216.9 million and
$133.5 million for the year ended December 31, 2005 compared to $251.8 million and $249.2 million of gross and net premiums for the year ended December 31,
2004. The decrease in our specialty reinsurance segment's net premiums written reflects the decrease in our property and casualty reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our property reinsurance business line and the commutation of two treaties in our casualty reinsurance business line, as described above. The decline was partially offset by growth in our marine reinsurance business line during 2005.

          The table below shows gross and net premiums written by product line whether written on a traditional reinsurance, programs or structured basis:

                                     2005                   2004
                             --------------------   -------------------
                                          ($ in thousands)
                               Gross        Net       Gross       Net
                              premiums   premiums   premiums    written
                              written     written    written    premium
                             ---------   --------   --------   --------
Property..................      83,505     21,661    103,311    103,052
Casualty..................    $ 79,376   $ 79,376   $105,405   $105,405
Marine, technical risk and      54,031     32,441     42,660     40,307
   aviation...............
Structured reinsurance....          --         --        456        456
                             ---------   --------   --------   --------
Total.....................   $ 216,912   $133,478   $251,832   $249,220
                             =========   ========   ========   ========

          Our property reinsurance gross premiums written during the year ended
December 31, 2005 are summarized in the table below by risk class.

Homeowners and commercial property...    87.5%
Crop hail............................    12.5%
                                        -----
Total................................   100.0%
                                        =====

          Our property reinsurance premiums written include contracts written on excess of loss and quota share bases. Of our total property reinsurance gross premiums written of $83.5 million for the year ended December 31, 2005, 27.2%
represents excess of loss contracts that we believe are exposed to losses from natural catastrophe events worldwide. The majority of our property quota share contracts are exposed to natural perils, including natural catastrophes.

          Our casualty reinsurance gross premiums written during the year ended
December 31, 2005 are summarized in the table below by risk class.

Workers' compensation...    29.7%
Other...................    70.3%
                           -----
Total...................   100.0%
                           =====

          Our casualty reinsurance gross premiums written included in our other casualty category, were spread across 23 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the year ended December 31, 2005.

          Our marine, technical risk and aviation reinsurance gross premiums written during the year ended December 31, 2005 are summarized in the table below by risk class.

Ocean marine...    91.6%
Aviation.......     8.4%
                  -----
Total..........   100.0%
                  =====

          Approximately 42.0%, 25.5% and 10.6% of our specialty reinsurance segment gross premiums written of $216.9 million were generated through Guy
Carpenter & Company, Inc., Benfield Group and Willis Group.

          Ceded premiums were $83.4 million during the year ended December 31,
2005 compared to $2.6 million for the year ended December 31, 2004. The increase in our ceded premiums written reflects approximately $34.1 million of purchased retrocession protection, including reinstatement premiums, in our specialty reinsurance property and marine, technical risk and aviation product lines. We obtained the retrocession protection to help limit our net loss exposures to natural catastrophe events. We also purchased additional retrocessional coverage for our marine, technical risk and aviation reinsurance product line to limit our future probable maximum losses during the fourth quarter of 2005. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums also includes $46.7 million of premium ceded to the third-party reinsurer under the Property Transaction. Ceded premiums are earned over the period of each insured risk.

          Net premiums earned of $166.9 million for the year ended December 31,
2005 have increased by $5.0 million compared to the year ended December 31,
2004. The increase reflects the earning of premiums on contracts written during the years ended December 31, 2005 and 2004 and is offset by the impact of the decision to discontinue the writing of new and renewal business in our property reinsurance line of business, the Property Transaction, the Casualty Reinsurance
Transaction and the purchase of additional retrocessional protection. Gross premiums written in our specialty reinsurance

segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

          Other income. Other income was $2.0 million for the year ended
December 31, 2005 compared to $1.6 million for the year ended December 31, 2004, and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under "- Non-Traditional Contracts" below.

          Net losses and loss expenses. Net losses and loss expenses were $178.9 million for the year ended December 31, 2005 an increase of $29.8 million, or
20.0%, compared to $149.1 million for the year ended December 31, 2004. The increase in net losses and loss expenses incurred was due to increased loss occurrences, particularly those related to the 2005 hurricanes, as well as the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

          Included in our expected ultimate losses during the year ended
December 31, 2005 are specific loss estimates on contracts of reinsurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty reinsurance segment's exposure to ultimate claim costs associated with these hurricanes based on currently available information is $73.5 million
(including reinstatement premiums), of which $71.9 million is included in net losses and loss expenses for the year ended December 31, 2005 compared to $60.7 million included in net losses and loss expenses for the year ended December 31,
2004 from Hurricanes Charley, Frances, Ivan and Jeanne. Our preliminary estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than the hurricane losses, as of December
31, 2005, we have received a limited amount of significant reported losses in our specialty reinsurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

          Our specialty reinsurance segment net loss ratio was 107.2% for the year ended December 31, 2005 compared to 92.1% for the year ended December 31,
2004. The increase in the specialty reinsurance segment net loss ratio is due to the magnitude of the loss estimates arising from Hurricanes Katrina, Rita and
Wilma described above. However, the extent of the impact of the actual catastrophes in 2005 was mitigated by our purchased retrocessional protection during the year ended December 31, 2005. The 2005 hurricanes contributed 43.7%
loss ratio percentage points to the segment loss ratio.

          Acquisition expenses. Acquisition expenses were $42.7 million for the year ended December 31, 2005 an increase of $3.0 million, or 7.6%, compared to
$39.7 million for the year ended December 31, 2004. The increase in acquisition expenses was due to the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

          Our acquisition expense ratio was 25.6% for the year ended December
31, 2005, compared to 24.5% for the year ended December 31, 2004. The increase reflects certain contracts with higher commission rates that were written during the second and third quarters of 2005 in our property, casualty and marine, technical risk and aviation reinsurance product lines and the impact of ceded premiums and ceded reinstatement premiums reducing our specialty reinsurance segment's net earned premium.

          General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $25.2 million for the year ended
December 31, 2005 an increase of $3.9 million, or 18.1% compared to $21.3 million for the year ended December 31, 2004, reflecting the additional number of employees hired throughout 2004 and 2005. The increase is also attributed to severance costs, increases in auditing fees, fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance and costs relating to information technology development, which were allocated to our specialty reinsurance segment. Our general and administrative expense ratio was
15.1% for the year ended December 31, 2005 compared to 13.2% for the year ended
December 31, 2004.

PERIOD FROM MAY 23, 2003 (DATE OF INCORPORATION) TO DECEMBER 31, 2003

          Comparisons between the year ended December 31, 2004 and the period from May 23, 2003 (date of incorporation) to December 31, 2003 are not meaningful because we commenced substantive operations on September 3, 2003 and during the period from May 23, 2003 (date of incorporation) to December 31,
2003, we wrote only a small number of insurance and reinsurance contracts.

          The following table summarizes our net underwriting results and profitability measures for our specialty insurance and reinsurance segments for the period from May 23, 2003 (date of incorporation) to December 31, 2003. Our
Lloyd's segment was not established until the fourth quarter of 2004:

                                         SPECIALTY    SPECIALTY        TOTAL
                                         INSURANCE   REINSURANCE   UNDERWRITING
                                         ---------   -----------   ------------
                                                    ($ in thousands)
Direct insurance......................     $7,469      $    --       $  7,469
Reinsurance assumed...................         --       12,996         12,996
                                           ------      -------       --------
Total gross premiums written..........      7,469       12,996         20,465
Premiums ceded........................       (405)          --           (405)
                                           ------      -------       --------
Net premiums written..................     $7,064      $12,996       $ 20,060
                                           ======      =======       ========
Net premiums earned...................     $  339      $ 1,601       $  1,940
Net losses and loss expenses..........       (183)      (1,008)        (1,191)
Acquisition expenses..................        (24)        (140)          (164)
General and administrative expenses...         --           --        (24,814)
                                           ------      -------       --------
Net underwriting income (loss)........     $  132      $   453       $(24,229)
                                           ======      =======       ========

          During the period from May 23, 2003 (date of incorporation) to
December 31, 2003, we did not allocate general and administrative expenses to our underwriting segments.

          SPECIALTY INSURANCE

          Premiums. Gross and net written insurance premiums were $7.5 million and $7.1 million for the period ended December 31, 2003. The table below shows gross and net premiums written by line of business:

                            Gross       Net
                          premiums   premiums
                           written    written
                          --------   --------
                           ($ in thousands)
Environmental liability    $3,816     $3,816
Professional liability      2,729      2,324
Fidelity and crime            924        924
                           ------     ------
Total                      $7,469     $7,064
                           ======     ======

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

          Net losses and loss expenses. Net losses and loss expenses incurred of
$0.2 million reflect a loss and loss expense ratio (calculated as losses and loss expenses incurred divided by net premium earned) of 54.0%. For the period ended December 31, 2003 we adopted an expected loss ratio methodology to estimate our ultimate cost of losses; this method multiplied premiums earned by an expected loss ratio that was derived, for each line of business, from pricing data, industry data and from information provided by brokers and insureds. As of
December 31, 2003, we had not received any notifications of reported losses.

          Acquisition costs. Acquisition costs for the period were negligible, and primarily represented brokerage expenses.

          SPECIALTY REINSURANCE

          Premiums. Gross and net written reinsurance premiums were $13.0 million for the period ended December 31, 2003. The table below shows gross and net premiums written by line of business:

             Gross      Net
           premiums   premiums
            written    written
           --------   --------
             ($ in thousands)
Casualty    $ 7,463    $ 7,463
Property      5,533      5,533
           --------   --------
Total       $12,996    $12,996
            =======    =======

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
For the period ended December 31, 2003 we did not write any other reinsurance business.

          Net losses and loss expenses. Net losses and loss expenses incurred of
$1.0 million reflect a loss and loss expense ratio of 63.0%. For the period ended December 31, 2003, we adopted an expected loss ratio methodology to estimate our ultimate cost of reinsurance losses. As of December 31, 2003, we had not received any notifications of reported losses on our specialty reinsurance lines of business.

          Acquisition costs. Acquisition costs for the period were not significant, and primarily represented brokerage and reinsurance commission expenses that were in line with market rates.

          TECHNICAL SERVICES

          YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

          The following table summarizes and compares our technical services segment results for the years ended December 31, 2005 and 2004.

                                       109

                                        2005       2004
                                      --------   --------
                                        ($ in thousands)
Technical services revenues           $ 50,499   $ 34,752
Other income                             1,718        586
Direct technical services costs        (37,027)   (23,182)
General and administrative expenses    (10,664)   (10,055)
                                      --------   --------
Net technical services income         $  4,526   $  2,101
                                      ========   ========

          Technical services revenues. Technical services revenues were $50.5 million for the year ended December 31, 2005, an increase of $15.7 million, or
45.3%, compared to $34.8 million for the year ended December 31, 2004. The increase in technical services revenues is primarily attributable to increased remediation revenues associated with liability transfer project in Buffalo, New
York. During the year ended December 31, 2005, our liability assumption program in Buffalo generated revenues of $14.8 million and other income of $1.4 million.

          Other income. Other income totaled $1.7 million for the year ended
December 31, 2005, an increase of $1.1 million, compared to $0.6 million for the year ended December 31, 2004. The increase was primarily generated from our liability assumption program in Buffalo, New York. This income primarily represents the amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability which is initially deferred in the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage of completion method.

          Direct technical services costs. Direct technical services costs were
$37.0 million for the year ended December 31, 2005, an increase of $13.8 million, or 59.7%, compared to $23.2 million for the year ended December 31,
2004. The increase in direct technical services costs was primarily attributable to increased direct subcontractor expenses which resulted from the Buffalo, New
York remediation project undertaken during the year ended December 31, 2005 compared to the year ended December 31, 2004. Direct technical services costs, as a percentage of revenue was 73.3% for the year ended December 31, 2005 compared to 66.7% for the year ended December 31, 2004, reflecting the increased usage of subcontractors for environmental projects in 2005 as compared to 2004.

          General and administrative expenses. Direct and indirect allocated general and administrative expenses were $10.7 million for the year ended
December 31, 2005, an increase of $0.6 million, or 6.1% compared to $10.1 million for the year ended December 31, 2004. The increase is attributable to increased staffing levels, higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts, and professional fees associated with the environmental liability assumption program in Buffalo, New York.

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

                                                                                          PRO FORMA
                                       YEAR ENDED                PERIOD FROM              YEAR ENDED
                                      ------------   ---------------------------------   ------------
                                                     SEPTEMBER 3,
                                                       2003 TO      JANUARY 1, 2003 TO
                                      DECEMBER 31,   DECEMBER 31,   SEPTEMBER 3, 2003    DECEMBER 31,
                                          2004           2003         (PREDECESSOR)          2003
                                      ------------   ------------   ------------------   ------------
                                                             ($ in thousands)

Technical services revenues .......     $ 34,752        $12,261          $ 20,350          $ 32,611
Other income ......................          586            100                14               114
Direct technical services costs ...      (23,182)        (8,637)          (12,992)          (21,629)
General and administrative
   expenses .......................      (10,055)        (2,657)           (5,820)           (8,477)
                                        --------        -------          --------          --------
Net technical services income .....     $  2,101        $ 1,067          $  1,552          $  2,619
                                        ========        =======          ========          ========

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

          Other income. Other income totaled $0.6 million for the year ended
December 31, 2004, an increase of $0.5 million, compared to $0.1 million for the pro forma year ended December 31, 2003. The increase was primarily generated from our liability assumption program under which we assume specified environmental liabilities. This income represents fees earned relating to the remediation services performed. ESC did not engage in environmental liability assumption program activity during the period from January 1, 2003 to September
3, 2003.

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

FINANCIAL CONDITION AND LIQUIDITY

          Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and technical services operations. As of December 31, 2005, we had operations in the U.S., Bermuda, Ireland and the U.K., including Syndicate 4000.

          As a holding company, we will have continuing funding needs for general corporate expenses, the payment of principal and interest on current and future borrowings, dividends on our preferred shares, taxes, and the payment of other obligations. Funds to meet these obligations will come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiaries. The ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, that some of our subsidiaries maintain minimum solvency requirements and limit the amount of dividends that these subsidiaries can pay to us. Rating agency considerations also limit our ability to transfer capital allocated among our insurance operating subsidiaries. Additionally, there are significant restrictions regarding our ability to remove the funds deposited to support our underwriting capacity of our Lloyd's syndicate. For further information regarding these restrictions, see "Item 1. Business--Regulation" and notes 21 and 23 to our consolidated financial statements. As a result, there are restrictions on our ability to transfer substantially all of the investment balances of our insurance subsidiaries to Quanta Holdings.

          We are also subject to constraints under the Companies Act that affect our ability to pay dividends on our shares. We may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts. As a result of our losses, for Bermuda company law purposes, we expect that the realizable value of our assets will no longer exceed the aggregate of our liabilities and our issued share capital and share premium accounts. In order for Quanta Holdings to have the flexibility to pay dividends to shareholders, we are evaluating a proposal to reduce the share premium account and allocate sums to our contributed surplus account.

          We estimate that we currently have investments of approximately
$1,011.7 million, including cash and cash equivalent balances of approximately
$197.1 million. We estimate that our cash and cash equivalents and investment balances include approximately $260.5 million that is pledged as collateral for letters of credit, approximately $169.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $156.4 million that is held by Lloyd's to support our underwriting activities, $52.7 million held in trust funds that are related to our deposit liabilities and $30.7 million that is on deposit with, or has been pledged to, U.S. state insurance departments.
After giving effect to these assets pledged or placed in trust, we estimate that we presently have net investments of $341.9 million, including net cash and cash equivalents of approximately $107.9 million. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies. We believe our operating subsidiaries have sufficient assets to pay their respective currently foreseen liabilities as they become due. We also believe that our operating subsidiaries can distribute sufficient funds to Quanta Holdings to enable to pay its currently foreseen liabilities as they become due, subject to the constraints under the Companies Act that affect our ability to pay dividends on our shares as described above.

          Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. Further, a downgrade in our rating below "B++" (very good) will trigger termination provisions or require the posting of additional security in certain of our other insurance and reinsurance contracts. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. In addition, many of our insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. Accordingly, we may also elect to post security under these other contracts in order to maintain that business.

          We estimate that we currently have net cash and cash equivalent balances and other investments of approximately $341.9 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements. However, we cannot draw letters of credit or borrow under the credit agreement if we have incurred a material adverse effect or if a default exists under the agreement. A downgrade in our rating below "B++" (very good) will cause a default in our credit facility. The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. The lenders would also have the right, among other things, to cancel outstanding letters of credit issued under the facility. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

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

               We have determined that $607.2 million of investment securities, with unrealized losses of approximately $10.2 million were other-than-
temporarily impaired as of December 31, 2005. The realization of these losses represents the maximum amount of potential losses in our investment securities if we would have sold all of these securities at December 31, 2005. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no affect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent and ability to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen liabilities as they become due and we have no immediate intent to liquidate the investments securities affected by our decision. However, due to the general uncertainties surrounding our business resulting from A.M. Best's
March 2006 downgrade of our financial strength ratings and our decision to explore strategic alternatives, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the investment securities' fair values could change in subsequent periods, resulting in further material impairment charges.

          Our investment guidelines require compliance with applicable local regulations and laws. Without board approval, we will not purchase financial futures, forwards, options, swaps and other derivatives, except for instruments that are purchased as part of our business, for purposes of hedging capital market risks (including those within our structured products transactions), or as replication

transactions, which are defined as a set of derivative, insurance and/or securities transactions that when combined produce the equivalent economic results of an investment meeting our investment guidelines. While we expect that the majority of our investment holdings will be denominated in U.S. dollars, we may make investments in other currency denominations depending upon the currencies in which loss reserves are maintained, or as may be required by regulation or law.

          Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $699.1 million as of December 31, 2005 compared to $559.4 million at December 31, 2004. The market value of our total investment portfolio was $737.4 million, of which $662.5 million related to available-for-sale fixed maturity investments, $36.6 million related to available for sale short-term investments and $38.3 million to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company
LLC, JP Morgan Investment Management Inc. and Deutsche Asset Management.
Custodians of our externally managed investment portfolios are JP Morgan Chase
Bank N.A., Citibank N.A. and Comerica Incorporated.

          Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below
Baa3/BBB-. As of December 31, 2005, all of the fixed maturity investments were investment grade, with a weighted average credit rating of "AA+" based on ratings assigned by S&P. Our cash and cash equivalents totaled $260.9 million as of December 31, 2005 compared to $75.3 million at December 31, 2004. The increase in our available-for-sale investments and cash and cash equivalents is primarily due to the net proceeds raised from the sale of our common shares and preferred shares of $131.6 million in December 2005, the growth in our premiums written during the year ended December 31, 2005, the issuance of $20.6 million of junior subordinated debentures, and $20.0 million proceeds from the sale of a mortality-risk-linked security, partially offset by claims notifications and associated loss payments we have made up to and including December 31, 2005.

          Our insurance and reinsurance premiums receivable balances totaled
$146.8 million as of December 31, 2005 compared to $146.8 million at December
31, 2004. The decrease in premiums receivable reflects our decision to discontinue writing new and renewal business in our property reinsurance and technical risk property lines of business during the fourth quarter of 2005, partially offset by our growth across the specialty insurance segment during the year ended December 31, 2005. Included in our premiums receivable are approximately $104.2 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of December 31, 2005, based on our review of the remaining balance of $42.6 million, which represents premiums installments that are currently due, we believe there are no individually significant balances that are delinquent or uncollectible.

          Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $33.1 million and $224.5 million, respectively, as of December 31, 2005 compared to $41.5 million and $200.5 million as of December
31, 2004. The decrease in our deferred acquisition costs during the year ended
December 31, 2005 is due to the ceding commission income that we are recovering on our specialty insurance segments reinsurance treaties and as a result of recovering commission income from the third-party reinsurer under the Property
Transaction. The increase in unearned premiums, net of deferred reinsurance, is due to the growth in our premiums written during the year ended December 31,
2005, which is in part offset by an increase in deferred reinsurance premiums as a result of the ceding of premiums from the third-party reinsurer under the
Property Transaction. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

          Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $343.6 million as December 31, 2005 compared to
$146.3 million as of December 31, 2004. The increase in our net loss and loss expense reserves reflects the growth in our business, the associated insured risks we assumed during the year ended December 31, 2005 and include our estimate of ultimate unpaid net loss expenses totaling $71.9 million relating to
Hurricanes Katrina, Rita and Wilma, our remaining unpaid loss expenses totaling
$5.4 million relating to Hurricanes Charley, Frances, Ivan and Jeanne and $4.7
million relating to the environmental claim that we incurred during the year ended December 31, 2005. The increase also represents general strengthening of our loss reserves for 2005 by approximately $13.2 million as part of our year-end closing process. Given the immaturity of our business and very limited claims history, we have relied on pricing, loss and expense data accumulated by our consulting actuary, historical industry results, and to a limited extent, our own reported claims history in establishing loss ratios for each line of business. Although we have not experienced significant reported claims in our casualty insurance line, we have worked closely with our independent loss specialist and concluded to generally strengthen our loss ratios in our HBW program, Lloyd's, professional and environmental lines with respect to the year ended December 31, 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. As of December 31, 2005 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred. A description of the method we use to determine our loss reserves is included above under "Results of operations."

          Our estimate of our reserves for losses and loss adjustment expenses as of December 31, 2005 of $343.6 million is net of reinsurance recoverable of
$190.4 million. The increase in our reinsurance recoverable balance reflects the growth in our business, and includes our estimate of unpaid loss expenses recoverable totaling $106.9 million relating to Hurricanes Katrina, Rita and
Wilma and $5.0 million relating to the environmental claim that we incurred during the year ended December 31, 2005. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which the Company is subject.
The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. The average credit rating of the Company's reinsurers as of December 31, 2005 is "A" (excellent) by A.M. Best. As of
December 31, 2005, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 22%
due from Everest Reinsurance Ltd., a reinsurer rated "A+" (superior) by A.M.
Best, and approximately 17% due from various Lloyd's syndicates, which are rated
"A" (excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of December 31,
2005. Less than 10% of the Company's loss and loss adjustment expenses recoverable from reinsurers are due from reinsurers that are rated below "A-"
(excellent). Less than 7.4% of our loss and loss adjustment expenses recoverable from reinsurers are due from reinsurers that are rated below "A-" (excellent)
and are not collateralized.

          The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at December 31, 2005 and the reinsurers' financial strength rating from A.M. Best:

                                              LOSSES AND LOSS
                                            ADJUSTMENT EXPENSES   A.M. BEST
REINSURER                                       RECOVERABLE         RATING
---------                                   -------------------   ---------
                                              ($ in millions)
Everest Reinsurance Company                        $ 41.8             A+
Lloyd's                                              32.3             A
XL Capital Ltd.                                      11.5             A+
Arch Reinsurance                                     10.9             A-
Allianz Marine & Aviation                            10.7             A+
New Reinsurance Company                              10.0             A+
PXRE Group Ltd.                                       9.2             B+
Glacier Reinsurance AG                                7.7             A-
The Toa Reinsurance Company, Ltd. (Tokyo)             6.5             A
Aspen Insurance                                       6.2             A
Transatlantic Reinsurance Company                     6.1             A
Odyssey America Reinsurance                           5.5             A
Max Re                                                5.2             A-
Ritchie Risk-Linked Strategies Ltd.                   5.0           NR(1)
Other Reinsurers Rated A- or Better                  16.9             A-
All Other Reinsurers                                  4.9          Various
                                                   ------
Total                                              $190.4
                                                   ======

----------
(1)  Amount is fully collateralized by a letter of credit.

          Our shareholders' equity was $384.2 million as of December 31, 2005 compared to $430.9 million as of December 31, 2004, reflecting a decrease of
$46.7 million that was primarily the result of a net loss of $105.9 million for the year ended December 31, 2005 partially offset by the net proceeds from the common shares issued during December 2005 of $58.3 million and a net change in unrealized gains on our investment portfolios of $0.9 million. As of December
31, 2005, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $24.8 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

          On December 14, 2005, we issued 3,000,000 shares of our series A preferred shares at $25.00 per share with a liquidation preference of $25.00 per share. The gross proceeds to the Company were $75.0 million. The series A preferred shares are reflected as redeemable preferred shares on our balance sheet as of December 31, 2005.

          Upon liquidation, dissolution or winding-up, the holders of our series
A preferred shares will be entitled to receive from our assets legally available for distribution to shareholders a liquidation preference of $25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date fixed for distribution. Dividends on our series A preferred shares will be payable on a non-cumulative basis only when, as and if declared by our board of directors, quarterly in arrears on the fifteenth day of March, June, September and December of each year, commencing on March 15, 2006. Dividends declared on our series A preferred shares will be payable at a rate equal to 10.25% of the liquidation preference per annum (equivalent to $2.5625 per share).

          On and after December 15, 2010, we may redeem our series A preferred shares, in whole or in part, at any time, at the redemption price set forth in the Certificate of Designation relating to preferred shares, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption. We may not redeem our series A preferred shares before December 15, 2010 except that

we may redeem our series A preferred shares before that date pursuant to certain tax redemption provisions described in the Certificate of Designation. If we experience a change of control, we may be required to make offers to redeem our series A preferred shares at a price of $25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption and on the terms described in the Certificate of Designation. Our series A preferred shares have no stated maturity and are not subject to any sinking fund and are not convertible into any of our other securities or property.

          LIQUIDITY

          OPERATING CASHFLOW; CASH AND CASH EQUIVALENTS

          We generated net operating cash flow of approximately $156.0 million during the year ended December 31, 2005, primarily related to premiums and investment income received and offset by losses and loss expenses as well as general and administrative expenses paid. In addition, we also generated net proceeds from the issuance of our common shares and preferred shares of $130.1 million and net proceeds from the February 2005 issuance of junior subordinated debt securities of $19.6 million. During the same period, we invested net cash of $165.3 million in our investment assets. Our cash flows from operations for the year ended December 31, 2005 provided us with sufficient liquidity to meet operating cash requirements during that period.

          We estimate that we currently have investments of approximately
$1,011.7 million, including cash and cash equivalent balances of approximately
$197.1 million. We estimate that our cash and cash equivalents and investment balances include approximately $260.5 million that is pledged as collateral for letters of credit, approximately $169.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $156.4 million that is held by Lloyd's to support our underwriting activities, $52.7 million held in trust funds that are related to our deposit liabilities and $30.7 million that is on deposit with, or has been pledged to, U.S. state insurance departments.
After giving effect to these assets pledged or placed in trust, we estimate that we presently have net investments of $341.9 million, including net cash and cash equivalents of approximately $107.9 million. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We also believe that our operating subsidiaries can distribute sufficient funds to Quanta Holdings to enable Quanta Holdings to pay its currently foreseen liabilities as they become due, subject to the constraints under the Companies Act that affect our ability to pay dividends on our shares.

          SOURCES OF CASH

          Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties. As a result of our recent ratings downgrade by A.M. Best, the resulting loss of business and business opportunities, our decision to currently cease writing new business in many of our product lines and pending termination of our agreement with the program manager of the HBW program, cash flows associated with the receipt of premiums will decrease substantially in 2006.

          On December 14, 2005, the Company issued 13,136,841 common shares at
$4.75 per share and 3,000,000 shares of our series A preferred shares at $25.00 per share with a liquidation preference of $25.00 per share. The gross proceeds to the Company were $137.4 million, of which $62.4 million was from the sale of common shares and $75.0 million was from the sale of preferred shares. In addition, on December 29, 2005, the underwriters exercised their over-allotment option to acquire an additional 130,525 series A preferred shares at the offering price of $25.00 per share. This resulted in gross proceeds of $3.3 million which were received and recorded on January 11, 2006. The proceeds from both the common shares offering and series A preferred shares offering will be used for general corporate purposes.

          On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement, dated July
11, 2005, providing for a secured bank letter of credit facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to
$25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. We have approximately $228.9 million of secured letters of credit issued and outstanding under the facility. We have not made any borrowings under the revolving credit facility. The obligations under the credit facility are currently fully secured by investments and cash. The availability to a borrower is based on the amount of eligible investments pledged by that borrower. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. In addition, we cannot draw letters of credit or borrow under the credit agreement if we have incurred a material adverse effect or if a default exists under the agreement.

          The credit agreement has certain financial covenants, including a leverage ratio (consolidated indebtedness to consolidated total capital) of not greater than 0.35 to 1, a minimum consolidated net worth of at least $301 million which shall be increased immediately following the last day of each fiscal quarter by an amount equal to 50% of the net income of the Company and its subsidiaries and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta
Holdings. A ratings downgrade below B++ would also create an event of default under the credit agreement. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. The lenders would also have the right, among other things, to cancel outstanding letters of credit issued under the facility. Quanta Holdings has unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The facility terminates on July 11, 2008.

          On December 21, 2004, we participated in a private placement of $40.0 million of floating rate capital securities issued by Quanta Capital Statutory
Trust I ("Quanta Trust I"), a subsidiary Delaware trust formed on December 21,
2004. The trust preferred securities mature on March 15, 2035, are redeemable at our option at par beginning March 15, 2010, and require quarterly distributions of interest by Quanta Trust I to the holder of the trust preferred securities.
Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate ("LIBOR") rate plus 385 basis points. Quanta Trust I used the proceeds from the sale of the trust preferred securities and the issuance of its common securities to purchase $41.2 million of junior subordinated debt securities, due March 15, 2035, in the principal amount of $41.2 million issued by us (the "Trust I Debentures").

          On February 24, 2005, we participated in a private placement of $20.0 million of floating rate capital securities issued by Quanta Capital Statutory
Trust II ("Quanta Trust II"), a subsidiary Delaware trust formed on February 24,
2004. The trust preferred securities mature on September 15, 2035, are redeemable at our option at par beginning September 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the trust preferred securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 350 basis points.
Quanta Trust II used the proceeds from the sale of the trust preferred securities and the issuance of its common securities to purchase $20.6 million of junior subordinated debt securities, due March 15, 2035, in the principal amount of $20.6 million issued by us (the "Trust II Debentures" and, together with the Trust I Debentures, the "Debentures").

          USES OF CASH AND LIQUIDITY

          We estimate that we currently have investments of approximately
$1,011.7 million, including cash and cash equivalent balances of approximately
$197.1 million. We estimate that our cash and cash equivalents and investment balances include approximately $260.5 million that is pledged as collateral for letters of credit, approximately $169.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $156.4 million that is held by Lloyd's to support our underwriting activities, $52.7 million held in trust funds that are related to our deposit liabilities and $30.7 million that is on deposit with, or has been pledged to, U.S. state insurance departments.
After giving effect to these assets pledged or placed in trust, we estimate that we presently have net investments of $341.9 million, including net cash and cash equivalents of approximately $107.9 million. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

          Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. We estimate that we currently have net cash and cash equivalent and investment balances of approximately $341.9 million that are available to post as security or place in trust.

          If A.M. Best downgrades our financial strength ratings below our current rating of "B++," we will be in default under our credit agreement. We cannot draw letters of credit or borrow under our existing credit agreement if we have incurred a material adverse effect or if a default exists under the agreement. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedent companies under our existing retrocessional and reinsurance contracts that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating. We cannot assure you that we will be able to increase the commitment under our existing bank credit facility or obtain additional credit facilities at terms acceptable to us. Our inability to maintain or enter into adequate credit facilities would have a material adverse effect on our results of operations. The obligations under the credit facility are currently fully secured. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. The lenders would also have the right, among other things, to cancel outstanding letters of credit issued under the facility. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

          In the near term, our other principal cash requirements are expected to be investments in operating subsidiaries, losses and loss adjustment expenses and other policy holder benefits, brokerage and commissions, expenses to develop and implement our business strategy, including potential severance payments, other operating expenses, premiums ceded, capital expenditures, the servicing of borrowing arrangements (including the Debentures), dividend payments on our series A preferred shares, and taxes. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time.
As a result of the recent downgrade of our financial strength ratings by A.M.
Best, we are closely analyzing our business lines, positioning in the market and internal operations and identifying steps we should take to preserve shareholder value and improve our position, including the exploration of strategic alternatives. We may incur substantial costs, including severance payments, in connection with the implementation of any changes based on such analysis. These initiatives and their

implementation also involve significant uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. We estimate that severance charges that will be incurred in the first quarter of 2005 will be approximately $5.2 million.
Additionally, in order to retain the services of our chief financial officer,
Jonathan J.R. Dodd, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these retention agreements, our cash requirements would include a total payment of approximately
$9.1 million to all such employees.

          We paid additional gross claims of $111.7 million during 2005 relating to the environmental claim and the hurricane events of 2005 and 2004. We expect that our cash requirements for the payment of these and other claims will be significant in future periods as we receive and settle claims, including those relating to these specific claims and in particular, claims related to the hurricanes that occurred in 2005.

          As a result of our recent ratings downgrade by A.M. Best, Lloyd's has informed us that in order for Syndicate 4000 to continue underwriting in the
Lloyd's of London market during the 2007 underwriting year, Syndicate 4000 must diversify its capital base with one or more third-party capital sources. This capital, including the third-party source, must be in place by November 30,
2006. Based on the amount of capital provided by any third-party source, we believe we will be able to remove some of the funds we have deposited to support our underwriting capacity of our Lloyd's syndicate. However, we can make no assurances that we will be successful in obtaining any third-party source of capital to support our Lloyd's syndicate. If we fail to meet Lloyd's capital diversification requirements by November 30, 2006, we will no longer be able to participate in the Lloyd's of London market in future underwriting years, which will have a material adverse effect on our business.

          We incurred capital expenditures of $3.4 million during the year ended
December 31, 2005 related primarily to the purchase and development of information technology assets. As we are currently closely analyzing our business lines and our position, and exploring strategic alternatives, we are unable at this time to quantify the amount of future capital expenditures we may incur.

          In addition to these cash requirements, under the purchase agreement with ESC, we will be required to pay ESC's former shareholders an earn-out payment of $5.0 million. We may also have substantial liabilities to clients, third parties and government authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business arising from the assessment, analysis and assumption of environmental liabilities, and the management, remediation, and engineering of environmental conditions constitute a significant portion of our technical services business. From time to time, we have offered a liability assumption program under which a special-purpose entity assumes specified liabilities associated with environmental conditions for which we provide technical services, which may be insured or guaranteed by us. These businesses involve significant risks, including the possibility that we may have substantial liabilities to clients, third parties and governmental authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business.

          While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write new insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection from adequately rated retrocessionaires on terms that are acceptable to us. Additionally, we seek to capitalize our insurance operations in excess of the minimum regulatory requirements so that we may maintain our current financial ratings from A.M. Best. These regulatory and rating agency requirements restrict the amount of capital we are able to distribute to Quanta Holdings and other insurance subsidiaries. For further discussion, see "--Adequacy of Regulatory and

Rating Capital." Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our expected levels of business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

          We are subject to large losses, including those relating to the 2005 hurricanes. Since the timing and amount of losses from such exposures is unknown, we invest our assets so that should an event occur, we would have sufficient liquidity to pay claims on the underlying contracts. As of December
31, 2005, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately "AA+." If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral.
These events may cause us to incur capital losses. Should additional loss events actually occur, we believe we have dedicated assets, including cash equivalents and other short-term investments, in such a manner that cash would be on hand to pay those claims. As a result of these steps, we believe we have sufficient liquidity to meet the currently foreseen need of our clients. We also believe our operating subsidiaries have sufficient assets to pay their respective currently foreseen liabilities as they become due. We also believe that our operating subsidiaries can distribute sufficient funds to Quanta Holdings to enable Quanta Holdings to pay its currently foreseen liabilities as they become due, subject to the constraints under the Companies Act that affect our ability to pay dividends on our shares.

          We have determined that $607.2 million of investment securities, with unrealized losses of approximately $10.2 million were other-than-temporarily impaired as of December 31, 2005. The realization of these losses represents the maximum amount of potential losses in our investment securities if we would have sold all of these securities at December 31, 2005. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no affect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent and ability to hold the investment for a period of time sufficient to allow for possible recovery.
We believe we have sufficient assets to pay our currently foreseen liabilities as they become due and we have no immediate intent to liquidate the investments securities affected by our decision. However, due to the general uncertainties surrounding our business resulting from A.M. Best's March 2006 downgrade of our financial strength ratings and our decision to explore strategic alternatives, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the investment securities' fair values could change in subsequent periods, resulting in further material impairment charges.

          While we have had sufficient liquidity to pay the losses we experienced in the past hurricane season, in the future, we may need to raise capital through debt or equity or other securities to further expand our business strategy or enter new lines of business. The amount and timing of any capital raise will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. At this time, we are not able to quantify the amount of additional capital we may raise or will require in the future or predict the timing of any other future capital needs. Any future equity or debt financing, if available at all, may be on terms that are not favorable to us. If we raise capital through equity financings, your interest in our company will be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of the shares that are currently issued and outstanding. If we cannot maintain or obtain adequate capital to manage our business strategy, our business, results of operations and financial condition may be adversely affected.

          DIVIDENDS AND REDEMPTIONS

          As a holding company, we depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our common and preferred shareholders. Our subsidiaries' ability to

pay dividends, as well as our ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. Furthermore, the terms of our letter of credit and revolving credit facility prohibit us from repurchasing shares and paying dividends on our shares without the consent of our lenders. We have obtained a consent under our current letter of credit and revolving credit facility for the payment of dividends on our series A preferred shares. However, the facility prohibits us from paying dividends on our series A preferred shares so long as there is a default under that agreement. Future credit agreements or other agreements relating to our indebtedness may also contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances. If we experience a change of control, we may be required to make offers to redeem our series A preferred shares at a price of
$25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption and on the terms described in the Certificate of
Designation. Our series A preferred shares have no stated maturity and are not subject to any sinking fund and are not convertible into any of our other securities or property.

          We are also subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares, redeem our series A preferred shares and make other payments. Under the Companies Act, even though we are solvent and able to pay our liabilities as they become due, we may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts. Under the Companies Act, when a company issues shares, the aggregate paid in par value of the issued shares comprises the company's share capital account. When shares are issued at a "premium", that is, where the actual sum paid for a share exceeds the par value of the share, the amount paid in excess of the par value must be allocated to and maintained in a capital account called the "share premium account." Currently, Quanta Holdings has approximately $626.8 million in its share premium account. Quanta Holdings has a high share premium account due to the significant difference between the $0.01 par value of our common shares and series A preferred shares and the amounts paid for those shares in recent and historical offerings of the Company. The Companies Act requires shareholder approval prior to any reduction of our share capital or share premium accounts. Bermuda law also provides that we maintain a contributed surplus account, to which we must allocate, among other things, shareholder capital which is unrelated to any share subscription.

          We believe that we currently have sufficient assets to pay our foreseen liabilities as they become due. As a result of our losses, for Bermuda company law purposes, we expect that the realizable value of our assets will no longer exceed the aggregate of our liabilities and our issued share capital and share premium accounts. So long as this deficiency continues, we are prohibited by Bermuda company law from paying dividends or making distributions to our shareholders, including our holders of series A preferred shares. In order for
Quanta Holdings to have the flexibility to pay dividends to shareholders, we are evaluating a proposal to reduce the share premium account and allocate sums to our contributed surplus account. This reduction of our share premium account and reallocation to the contributed surplus account would require the approval of our common shareholders to be effective. If our common shareholders do not approve any such proposal, we may be restricted by Bermuda company law from declaring or paying dividends to our holders of series A preferred shares and other shareholders. We cannot make any assurances that we will have the ability to declare and pay dividends under Bermuda law to our shareholders in the future. In addition, even if we submit, and our shareholders approve, any proposal and we are permitted by law to declare and pay dividends, we cannot assure you that future losses or other events could not impair our ability to pay dividends to our shareholders.

          While our financial advisors will also help us evaluate the potential use of excess capital to return value to our shareholders, in addition to the restrictions described above relating to our operating subsidiaries, we may be limited in the amount of any dividends that could be paid on, or the amount of any redemption of, our shares. Under Bermuda law, we may not declare or pay a dividend or redeem our shares (including our series A preferred shares) at any time if we have reasonable

grounds for believing that we are, or after the payment or redemption would be, unable to pay our liabilities as they become due. We also may not declare or pay a dividend or redeem our shares (including our series A preferred shares) except out of the capital paid up thereon, out of our issued share capital and share premium accounts or, in the case of a redemption, out of the proceeds of a new issue of shares made for the purpose of the redemption. Our secured letter of credit and revolving credit facility also contain provisions prohibiting the payment of dividends on or redemption of our shares under certain circumstances.

          For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see "Item 1A.--Risk Factors--Risks Related to our
Securities--Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares, make payments on our indebtedness and other liabilities and our ability to redeem our series A preferred shares." See also notes 21 and 23 to our consolidated financial statements. For a discussion of certain additional limitations on our ability to pay dividends on our common shares relating to certain preferential rights associated with the Company's series A preferred shares, see "Item 1A.--Risk Factors--Risks Related to our Securities--Our series
A preferred shares have rights, preferences and privileges senior to those of holders of our common shares."

COMMITMENTS

          We have contractual obligations relating to our reserves for losses and loss expenses and commitments under the trust preferred securities, preferred shares and non-cancelable operating leases for property and office equipment described above under "Liquidity" as of December 31, 2005 as follows:

                                                           PAYMENTS DUE BY PERIOD
                                                              ($IN THOUSANDS)
                                       ------------------------------------------------------------
                                                  LESS THAN 1                           MORE THAN 5
  CONTRACTUAL OBLIGATIONS ($000'S)       TOTAL       YEAR       1-3 YEARS   3-5 YEARS      YEARS
------------------------------------   --------   -----------   ---------   ---------   -----------

Reserve for losses and loss expenses   $533,983     $267,477     $124,957    $ 71,335     $ 70,214
Interest on long-term debt
   obligations(1)                       142,651        4,703        9,406       9,406      119,136
Long-term debt obligations               61,857           --           --          --       61,857
Operating lease obligations              42,631        5,588        8,622       6,525       21,896
Dividend on preferred shares(2)          39,780        8,022       16,044      15,714           (2)
Total                                  $820,902     $285,790     $159,029    $102,980     $273,103

----------
(1)  The interest on the long-term debt obligation is based on a spread above
     LIBOR. We have reflected the interest due based upon the current interest rate at December 31, 2005 on the facility.

(2)  Dividends on our 10.25% series A preferred shares is based on a dividend of
     $2.5625 per share. We have not estimated dividends payable on our series A preferred shares as they are perpetual and have no fixed mandatory redemption date unless a change of control occurs or we are able to redeem the preferred shares. We do not have the right to redeem our series A preferred shares until on or after December 15, 2010. Assuming 3,000,000 shares of our series A preferred shares are outstanding during any applicable period, we would be required to pay dividends, on an annual basis, of an aggregate of approximately $7.7 million.

          Our reserve for losses and loss expenses consists of case reserves and
IBNR. In assessing the adequacy of these reserves, it must be noted that the actual costs of settling claims is uncertain as it depends upon future events.
Many of these events will be out of our control and could potentially affect the ultimate liability and timing of any potential payment. There is necessarily a range of

possible outcomes and the eventual outcome will certainly differ from the projections currently made. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss emergence patterns. Consequently, we must use industry benchmarks, on a line by line basis, in deriving IBNR which, despite management's and our independent actuary's care in selecting them, will differ from actual experience.

          Similarly, we have limited loss payout pattern information specific to our experience, therefore we have used industry data, on a line by line basis, to estimate our expected payments. Consequently, despite management's care in selecting them, the actual payment of our reserve for losses and loss expenses will differ from estimated payouts.

OFF-BALANCE SHEET ARRANGEMENTS

          Other than as described under "Liquidity" related to our trust preferred securities offerings through the Quanta Trust I and Quanta Trust II
(together "Quanta Trust I and II"), as of December 31, 2005, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuer of the trust preferred securities and a variable interest entity, since we are not the primary beneficiary of Quanta Trust I or II. As of December 31,
2005, we have recorded the $61.9 million of Debentures, which were issued to
Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of
$58.4 million from the sale of the Debentures to Quanta Trust I and II were used for working capital purposes and our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under "Commitments."
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

          In all of the jurisdictions in which we operate insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors as specified by the respective insurance regulatory authorities and the related insurance regulations. We capitalize our insurance operations in excess of the minimum regulatory requirements in order to enable us to write more business and to be more selective in the business we underwrite. Accordingly, allocation of capital sufficient to achieve business objectives is a critical aspect of any insurance organization, particularly an insurance operation with a limited operating history such as ours.

          On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and
Quanta Europe, to "B++" (very good), under review with negative implications.
The A.M. Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to
Quanta Bermuda and its subsidiaries and Quanta Europe, to "B++" (very good), and placed those companies under review with negative implications. The recent downgrade of our financial ratings has had a significant adverse effect on our ability to conduct our business in our current product lines and on our ability to execute our business strategy. For further discussion of these recent developments, see "Item 1. Business--Recent Developments." As a result of the deterioration of our business due to the recent downgrade of our financial strength ratings, A.M. Best may further downgrade our ratings. There is no assurance as to

what rating actions A.M. Best may take now or in the future or whether A.M. Best will further downgrade our rating or will remove any qualification of our rating.

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

          As described under "Liquidity" above we entered into a secured bank credit facility with a syndicate of lenders that allows us to provide to our insured clients up to $250 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. We currently have approximately $260.5 million of secured letters of credit issued and outstanding under the facility.

          As of December 31, 2005, we have approximately $217.2 million that is pledged as collateral for letters of credit, approximately $134.2 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $143.2 million that is held by Lloyd's to support our underwriting activities, $51.8 million held in trust funds that are related to our deposit liabilities and
$29.7 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

          Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. We currently have net cash and cash equivalent balances of approximately $107.9 million that are available to post as security or place in trust.

          We cannot draw letters of credit or borrow under our existing credit agreement if we have incurred a material adverse effect or if a default exists under the agreement. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedent companies under our existing retrocessional and reinsurance contracts that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating. We cannot assure you that we will be able to increase the commitment under our existing bank credit facility or obtain additional credit facilities at terms acceptable to us. Our inability to maintain or enter into adequate credit facilities would have a material adverse effect on our results of operations.

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

          On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and
Quanta Europe, to "B++" (very good), and placed those companies under review with negative implications. The recent downgrade of our financial ratings has had a significant adverse effect on our ability to conduct our business in our current product lines and on our ability to execute our business strategy. For further discussion of these recent developments, see "Item 1. Business--Recent
Developments." As a result of the deterioration of our business due to the recent downgrade of our financial strength ratings, A.M. Best may further downgrade our ratings. There is no assurance as to what rating actions A.M. Best may take now or in the future or whether A.M. Best will further downgrade our rating or will remove any qualification of our rating. A "B++" (very good)
rating is the fifth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We have not been rated by any rating agency other than
A.M. Best.

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

          During the years ended December 31, 2005 and 2004, we recognized in
"other income" $2.5 million and $1.2 million of fees and revenues relating to non-traditional contracts which we accounted for using the deposit method. If these contracts transferred risk as determined by Statement of Financial
Accounting Standards ("SFAS") No. 113 "Accounting and Reporting for Reinsurance
of Short-Duration and Long-Duration Contracts", gross premium relating to these contracts would total approximately $110.7 million and $44.0 million in the years ended December 31, 2005 and 2004.

          Of the $2.5 million and $1.2 million, $0.7 million and $0.1 million of other income recognized during the years ended December 31, 2005 and 2004 relate to fees earned from a surplus relief life reinsurance arrangement with a U.S.
insurance company which meets the Company's definition of a non-traditional contract. As of December 31, 2005 and 2004, the Company has provided approximately $13.1 million and $13.8 million of statutory surplus relief to the
U.S. insurance company under this contract. In the fourth quarter of 2004, under this contract the Company entered into an arrangement with a client and assumed, through novation agreements, several life reinsurance contracts it had made.
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

          We believe the arrangement, including the client's option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. Although the Company believes its client will exercise the recapture, it is not assured that this will be the case. If the Company's client does not recapture the underlying insurance contracts in the future, the Company may be viewed as having had the risks described above and, as a result, the Company could be deemed to have retained life reinsurance risk and, as a result, may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the consolidated statement of operations.
If deposit accounting had not been used with respect to this particular arrangement, the Company would have recognized gross life reinsurance premiums written of approximately $16.8 million and $5.6 million for the years ended
December 31, 2005 and 2004. At this time, the Company believes that the recognition of these premiums written would not have had a material effect on the Company's financial position and results of operations. However, as the underlying life insurance contracts mature the effect on the Company's financial condition and results of operations may become material.

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
Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk
Exposures That Are Unrelated or Only Partially Related to the Creditworthiness
of the Obligor under Those Instruments" ("DIG Issue B36") The value of embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or changes in the Company's expectations of future cashflows on these treaties could result in losses associated with the embedded derivative.

          Of the $2.5 million and $1.2 million, $0.2 million and $0.8 million of other income recognized during the years ended December 31, 2005 and 2004 relate to explicitly defined margins on one short duration contract written by the
Company's specialty reinsurance segment that does not meet the risk transfer provisions of SFAS 113. This contract was written on a funds withheld basis, such that the deposit liability of $21.7 million and $6.2 million recorded is equal to a funds withheld asset according to the contract terms. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FIN
39") "Offsetting of Amounts Related to Certain Contracts", the funds withheld asset and the deposit liability have been offset in the consolidated balance sheet.

          The remaining $1.6 million and $0.3 million of other income derived from non-traditional contracts recognized during the years ended December 31,
2005 and 2004 relates to revenues earned from five and one reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss.
Included in the remaining $1.6 million and $0.3 million of other income are $1.1 million and $0.3 million related to one surplus relief life reinsurance agreement. Underlying treaties attach to this contract on a coinsurance basis.
As of December 31, 2005 and 2004, the Company has provided approximately $33.2 million and $13.9 million of statutory surplus relief to a U.S. insurance company under this contract.

          ACQUISITION EXPENSES AND CEDING COMMISSION INCOME

          Acquisition costs are policy issuance related costs that vary with and are directly related to the acquisition of new and renewal insurance and reinsurance business, and primarily consist of commissions, third-party brokerage and insurance premium taxes. Ceding commission income consists of commissions we receive on insurance and reinsurance business that we cede to our reinsurers. Typically acquisition costs and commission income are based on a fixed percentage of the premium written or ceded. This percentage varies for each line or class of business and each type of contract written. Acquisition expenses and commission income are recorded and deferred at the time premium is written or ceded and are subsequently amortized in earnings as the premiums to which they relate are earned or expensed. Acquisition expenses are reflected in the consolidated statement of operations net of ceding commission income from our reinsurers. Acquisition costs relating to unearned premiums are deferred in the balance sheet as deferred acquisition costs net of commission income relating to deferred reinsurance premiums ceded.

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

          As of December 31, 2005, our reinsurance recoverables recorded in the consolidated balance sheet were $190.4 million, of which approximately 22% and
17% were due from two reinsurers rated A+ and A by A.M. Best.

          DEFERRED TAX VALUATION ALLOWANCE

          We record a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized from future anticipated taxable income.

          As of December 31, 2005, our net deferred tax assets were $24.8 million against which we provided a 100% valuation allowance on the basis that, given our limited operating history, the realization of deferred tax assets from our anticipated future taxable income is neither assured nor accurately determinable. If we subsequently assess that the valuation allowance, or any portion thereof, is no longer required an income tax benefit will be recorded in net income in the period in which such assessment is made.

          INVESTMENTS

          Our publicly traded and non-publicly traded fixed maturity, short-term investments and equity securities that are classified as available-for-sale are recorded at estimated fair value with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheet. Our publicly traded and non-publicly traded fixed maturity and short-term investments that are classified as trading are recorded at estimated fair value with the change in fair value included in net realized gains on investments in the consolidated statement of operations and comprehensive (loss)
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

          As of December 31, 2005, approximately 71.8% and 95.9% of the amortized cost of our available-for-sale investment portfolio was assigned an
"AAA" credit rating and an "A" credit rating or above by S&P.

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

          The estimation of future ultimate loss liabilities is the most significant judgment made by management and is inherently subject to significant uncertainties. These uncertainties are driven by many variables that are difficult to quantify and include, for example, the period of time between the occurrence of an insured loss and actual settlement, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, internal and third-party claims handling procedures, and the lack of complete historical data on which to base loss expectations. It may also be difficult for us to accurately estimate ultimate losses based on our own historical claim experiences because of our limited operating history.

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

          As of December 31, 2005 and 2004, the primary reserving method we used to estimate the ultimate cost of losses for our specialty reinsurance lines and our fidelity and technical risk property specialty insurance business lines was the Bornhuetter-Ferguson actuarial method. The Bornhuetter-Ferguson actuarial method selects an initial expected loss and loss expense ratio supplemented with our actual loss and loss expense experience to date to support the estimation of losses and loss adjustment expenses. Our initial expected loss and loss expense ratio for our specialty reinsurance business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. Our initial expected losses and loss expense ratios selected for our fidelity and technical risk property specialty insurance lines are based on benchmarks derived by our underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

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

          As of December 31, 2005, a 10% change in our reserves for loss and loss expenses of $343.6 million would equate to a $34.4 million change in our reserves for loss and loss expenses, which would represent 32.4% of our net loss for the year ended December 31, 2005 and 8.9% of our shareholders' equity as of
December 31, 2005.

          ENVIRONMENTAL REMEDIATION LIABILITIES ASSUMED

          In our technical services segment we assume environmental liabilities in exchange for remediation fees and contracts to perform the required remediation in accordance with the underlying remediation agreements. We estimate our initial and ongoing ultimate liabilities for such environmental remediation obligations using actual experience, past experience with similar remediation projects, technical engineering examinations of the contaminated sites and state, local and federal guidelines. However, we cannot assure you that actual remediation costs will not significantly differ from our estimated amounts. We continually review our estimates for ultimate remediation costs taking into account all currently known information and updated assumptions related to unknown information. Any adjustments to previously established liabilities, resulting from a change in our estimates, may significantly impact our current period operating results. As of December 31, 2005, we had assumed two environmental remediation projects for which we have recorded an estimated liability of $5.9 million.

          When we receive consideration for the assumption of a remediation liability that is in excess of our estimate of the related environmental remediation liability, we initially defer the excess amount and record it in deferred income on the consolidated balance sheet. This deferred remediation revenue is recognized in earnings over the anticipated remediation period using the cost recovery or percentage-of-completion method that is based on the ratio of remediation expenses actually incurred and paid to total anticipated remediation costs. As of December 31, 2005, we had deferred approximately $0.5 million of remediation revenue that was included in deferred income.

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

          From time to time, we retain subcontractors to perform certain services under contracts with our technical services customers. Technical services revenue is recognized on a gross basis when we are the primary obligor in the arrangement and we bear the ultimate risks of providing such subcontracted services. In assessing whether gross revenue reporting is appropriate, we consider a number of factors such as whether we act as principal in the transaction, retain the general risks of loss for collection, delivery, or returns, or whether we have control over contract pricing and vendor selection. For the years ended December 31, 2005 and 2004 and the period from
September 3, 2003 to December 31, 2003, we incurred approximately $24.9 million,
$12.3 million and $5.5 million of direct costs, exclusive of mark-up, respectively, related to subcontractor arrangements. Our technical services revenue would be significantly reduced if these arrangements were recorded on a net of direct cost basis.

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

          In March 2005, the Staff of the SEC issued Staff Accounting Bulletin
No. 107 ("SAB 107") providing guidance on SFAS 123(R). SAB 107 was issued to assist issuers in their initial implementation of SFAS 123(R) and enhance the information received by investors and other users of the financial statements.

          The Company plans to adopt SFAS 123(R) using the modified prospective method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the

requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

          As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.
Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) during the year ended December 31, 2006 will be approximately $1.4 million, however, this may vary depending on levels of share-based payments granted during 2006.
However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2(s) to our consolidated financial statements.

          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          We engage in certain derivative related activities and have adopted
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 149,
"Amendment of Statement No. 133 on Derivative Instruments and Hedging
Activities."

          We primarily enter into investment related derivative transactions, as permitted by our investment guidelines, and typically for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. We may also, as part of our business, enter into derivative transactions for the purpose of replicating approved investment, insurance or reinsurance transactions that meet our investment or our underwriting guidelines. As of December 31, 2004, we held in our available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal was dependent on the performance of a specified mortality index. The component of the bond that was linked to the mortality index had been determined, under SFAS 133, to be an embedded derivative that was not clearly and closely related to its host contract (a debt security) and was therefore bifurcated and accounted for as a derivative under SFAS 133. This security was sold during the year ended December 31, 2005. We have not designated any of our derivative instruments as hedging instruments.

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

          ANNUAL INCENTIVE PLAN

          We adopted an Annual Variable Cash Compensation Plan ("Annual
Incentive Plan") which is generally available to our employees. Awards paid under this plan are dependent on performance measured at an individual and line of business level. In general, our Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to our shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on an annual basis through the vesting period. Annual Incentive
Plan awards vest and are paid out over four annual installments. However, with respect to 2005, as part of the company's retention plan, awards vest in two annual installments, the first of

which was 25% of the award and was paid in 2005 and the second of which will be
75% of the award and will be paid in 2006. Unvested amounts are subject to be adjustments to the extent that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          See Note 2(x) to the consolidated financial statements which are included in "Item 8. Financial Statements and Supplementary Data" for a
discussion of recent accounting pronouncements.

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

          Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of
December 31, 2005, our investment portfolio included $3.5 million, or 0.5%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. These securities were rated AAA and were substantially hedged into U.S. dollars according to our investment guidelines by entering into foreign currency forward contracts. At December 31, 2005, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was negligible.

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

          Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of December 31, 2005, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under management by third-party investment managers of approximately $767.3 million would have been an estimated decrease in market value of approximately
$21.9 million, or 2.9%, and the impact on our net invested assets, including cash and cash equivalents, under management by third-party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $15.1 million, or
2.0%.

          As of December 31, 2005, our investment portfolio included AAA rated mortgage-backed securities with a market value of $255.2 million, or 34.6%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

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
government and agency securities. As of December 31, 2005, the average credit quality of our investment portfolio was AA+, and all fixed income securities held were investment grade.

          We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of December 31, 2005, our loss and loss adjustment expenses recoverable from reinsurers balance was $190.4 million. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers' financial strength ratings and obtain letters of credit to collateralize balances due.

          We are also exposed to credit risk relating to our premiums receivable balance. As of December 31, 2005, our premiums receivable balance was $146.8 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          In connection with the preparation of this annual report, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Interim Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e)
of the Exchange Act) as of December 31, 2005. There are inherent limitations to the effectiveness of any system of disclosure

controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our evaluation identified material weaknesses in our internal control over financial reporting as discussed in "Management's Report on Internal Control Over Financial Reporting"
presented below. Deficiencies in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures.

          Because of the material weaknesses discussed below, our Interim Chief
Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief
Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Notwithstanding the material weaknesses discussed below, management believes the financial statements contained in this annual report are fairly presented in all material respects, in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

          The Company relocated a significant portion of its U.S. accounting function in the fourth quarter of 2005 from Reston, VA to New York, NY. This relocation resulted in the change of several key personnel who were completing quarterly and year end closing analyses and procedures for the first time. These changes in personnel together with inadequate training in the Company's highly manual and complex accounting environment, contributed in part to the material weaknesses discussed below.

          There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the
Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

          Under the supervision and with the participation of our Interim Chief
Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31,
2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
("COSO").

          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management's assessment of our internal control over financial reporting as of December 31, 2005, management identified the following control deficiencies which constitute material weaknesses:

1.   We did not maintain a sufficient complement of personnel within our U.S.
     accounting function with appropriate experience and training commensurate with our financial reporting requirements. Specifically, certain financial reporting positions were not staffed with individuals possessing the appropriate experience and training to meet their responsibilities. In addition, these individuals were not in their positions for an adequate period of time. This control deficiency contributed to the material weaknesses described in 2 and 3 below. Additionally, this control deficiency could result in a misstatement of significant accounts or disclosures, including those described below, that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.   We did not maintain effective controls over the accuracy and completeness of, and access to, certain spreadsheets used in the Company's financial reporting process. The spreadsheets used in the financial reporting process are complex and require the manual input of data and formulas used in calculations. These spreadsheets are utilized to accumulate or calculate certain gross and ceded revenue, losses, expenses, and asset and liability balances for transactions processed by our key program manager.
     Specifically, effective controls were not designed and in place to monitor and ensure spreadsheet formula logic and input data were adequately reviewed, tested and analyzed to ensure the accuracy and completeness of spreadsheet calculations. In addition, effective controls were not designed and in place to prevent or detect unauthorized access to and modification of the data or formulas contained within the spreadsheets. This control deficiency resulted in an audit adjustment to our 2005 consolidated financial statements to correct commission expense and the related accrual.
     Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.   We did not maintain effective controls over the completion of reconciliations and analyses for gross and ceded premiums, losses, other expenses, and the related balance sheet accounts for our U.S. processed transactions. Specifically, effective controls were not designed and in place to ensure the reconciliation of (i) gross written premiums and losses reported by our program manager to the underlying administration systems of our program manager; (ii) premium receivables to the general ledger; and
     (iii) certain cash, underwriting, expense and reported claims data to amounts recorded in the general ledger. This control deficiency did not result in an adjustment to our 2005 consolidated financial statements.
     However, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

          As a result of the material weaknesses described above, management concluded our internal control over financial reporting was not effective as of
December 31, 2005, based on the criteria established in Internal Control -
Integrated Framework issued by the COSO.

          Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31,2005 has been audited by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

MANAGEMENT'S REMEDIATION PLAN

          In response to the identified material weaknesses, our management, with oversight from our audit committee, is developing and implementing our remediation plan to address the material weaknesses and expect this plan will extend into fiscal year 2007. The following describes the remedial actions we continue to implement across our business lines, as part of our ongoing and developing remediation plan. Notwithstanding such actions, the material weaknesses described above will not be remediated until new controls operate for a sufficient period of time and are tested to enable management to conclude the new controls are effective:

     o    We plan to perform a thorough independent review of each account reconciliation with a focus on improving and simplifying the process.
          We also plan to establish standards for the timely preparation and management review of each reconciliation in connection with the closing process.

     o    We have created a Finance Internal Control Committee to assist in the oversight and the further development and implementation of our remediation plans;

     o    We plan to hire a Chief Accounting Officer to fill a vacancy, who will be initially tasked with the implementation of the remediation plans in addressing the material weaknesses noted above. The
          responsibilities of the Chief Accounting Officer will include, among other things, oversight of internal control over financial reporting including accounting reconciliations and spreadsheets;

     o    We will use our recently hired Vice President of Finance and Strategic
          Planning to monitor key account balances, on a quarterly basis, against budgeted expectations and historical results including those processed by the U.S. accounting function;

     o    We plan to implement a training program for accounting personnel to further develop the knowledge base and skills surrounding the details of the underlying business transactions and, specifically, the associated accounting principles, processes and review and monitoring controls commensurate with (i) the nature of those transactions and
          (ii) the Company's financial data and system infrastructure; and

     o    As we are implementing our remediation plan, we plan to use our internal audit department to provide additional focus on reviewing the completeness and accuracy of key spreadsheets and account
          reconciliations at each quarter end.

          We believe the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures.
Furthermore, certain of these remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy the material weaknesses as expeditiously as possible and enhance the overall design and operating effectiveness of our internal control over financial reporting.

          The recent A.M. Best downgrade of our financial strength ratings, which is currently requiring management to devote significant time and resources to analyzing our business lines, our technology and system needs, our positioning in the market, our internal operations and potential strategic alternatives could adversely affect our ability to retain, attract and integrate members of our management team and other employees and remediate the material weaknesses discussed above.

ITEM 9B. OTHER INFORMATION

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Reference is made to the sections entitled "Executive Officers,"
"Election of Directors" and "Audit Committee" of the Company's Proxy Statement
for its 2006 Annual General Meeting of Shareholders, which sections are incorporated herein by reference.

          Reference is made to the section entitled "Section 16(a) Beneficial
Ownership Reporting Compliance" of the Company's Proxy Statement for its 2006
Annual General Meeting of Shareholders, which section is incorporated herein by reference.

          We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of our Code of Business
Conduct and Ethics is published on our website, at www.quantaholdings.com, under the "Investor Information" caption. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business conduct and Ethics by filing a Current Report on Form 8-K with the U.S. Securities and Exchange
Commission.

ITEM 11. EXECUTIVE COMPENSATION

          Information responsive to Item 11 is incorporated by reference from the sections entitled "Executive Compensation" and "Non-Employee Director
Compensation" of the Company's Proxy Statement for its 2006 Annual General
Meeting of Shareholders, which sections are incorporated herein by reference.

          The portion of the incorporated material from the Compensation
Committee Report, references to the independence of directors and the Stock
Performance Graph are not deemed to be "soliciting material" or "filed" with the
SEC, are not subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the
Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

          Information responsive to Item 12 is incorporated by reference from the section entitled "Security Ownership" of the Company's Proxy Statement for
its 2006 Annual General Meeting of Shareholders.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

          Our shareholders and our board approved our 2003 long term incentive plan in July 2003. The plan is intended to advance our interests and those of our shareholders by providing a means to attract, retain and motivate employees and directors upon whose judgment, initiative and efforts and our continued
success, growth and development is dependent. The compensation committee of our board of directors administers the plan and makes all decisions with respect to the plan. The compensation committee is composed solely of independent directors. The persons eligible to receive awards under the plan include our directors, officers, employees and consultants and those of our affiliated entities.

          The plan provides for the grant to eligible employees, directors and consultants of stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, dividend equivalents and other share-based awards. The plan also provides our directors with the opportunity to receive their annual retainer fee for board of director service in shares.

          The compensation committee selects the recipients of awards granted under the plan and determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the awards. The maximum number of shares reserved for issuance under the plan is 9,350,000. The maximum number of shares with respect to which options and stock appreciation rights may be granted during a calendar year to any eligible employee is 700,000 shares. The maximum number of shares that may be granted with respect to performance awards, restricted shares and restricted share units intended to qualify as performance-based compensation within the meaning of Section 162(m)(4)(C) of the
Internal Revenue Code is the equivalent of 250,000 shares during a calendar year to any eligible employee.

          The compensation committee determines the pricing of awards granted under the plan as of the date the award is granted. The compensation committee determines the vesting schedule of awards granted under the plan. Recipients of awards may exercise awards at any time after they vest and before they expire, except that no awards may be exercised after ten years from the date of grant.
Awards are generally not transferable by the recipient during the recipient's life. Awards granted under the plan are evidenced by either an agreement that is signed by us and the recipient or a confirming memorandum issued by us to the recipient setting forth the terms and conditions of the awards. Award recipients and beneficiaries of award recipients have no right, title or interest in or to any shares subject to any award or to any rights as a shareholder, unless and until shares are actually issued to the recipient.

                                             NUMBER OF          WEIGHTED        NUMBER OF SECURITIES
                                          SECURITIES TO BE       AVERAGE      REMAINING AVAILABLE FOR
                                            ISSUED UPON      EXERCISE PRICE    FUTURE ISSUANCE UNDER
                                            EXERCISE OF      OF OUTSTANDING     EQUITY COMPENSATION
                                            OUTSTANDING         OPTIONS,          PLANS (EXCLUDING
                                         OPTIONS, WARRANTS    WARRANTS AND    SECURITIES REFLECTED IN
                                             AND RIGHTS          RIGHTS             COLUMN (A))
             PLAN CATEGORY                      (A)                (B)                  (C)
--------------------------------------   -----------------   --------------   -----------------------

Equity compensation plans approved          3,550,529(1)          $9.46               5,799,471
   by security holders
Equity compensation plans not approved
   by security holders                             --                --                      --
                                            ---------             -----               ---------
TOTAL                                       3,550,529             $9.46               5,799,471

----------
(1)  These securities were granted to employees and directors between September
     3, 2003 and December 8, 2005. Of the 3,550,529 securities granted, a total of 3,402,194 are options which have a term of either seven or ten years, vest in equal installments over four years starting on the first anniversary of the grant and range in exercise price from $4.59 to $12.50.
     The remaining 148,335 securities are performance shares which vest three years from date of issue contingent upon attaining an average ROE of 20%
     per year from the date of issue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Additional information responsive to Item 13 is incorporated by reference from the section entitled "Certain Transactions" of the Company's
Proxy Statement for its 2006 Annual General Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated herein by reference from the section entitled "Independent Registered Public Accounting
Firm" of the Company's Proxy Statement for its 2006 Annual General Meeting of
Shareholders.

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

(b)  Exhibits

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
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

    4.1   Memorandum of Association of the Company (included as Exhibit 3.1)

    4.2   Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)

    4.3   Form of Common Share Certificate (incorporated by reference from
          Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement
          on Form S-1/A (No. 333-111535) filed on February 13, 2004)

    4.4   Certificate of Designation setting forth the designation, powers, preferences and rights and the qualifications, limitations and restrictions of the Company's 10.25% Series A Preferred Shares
          (incorporated by reference from Exhibit 4.1 to the Company's Current
          Report on Form 8-K dated December 20, 2005)

    4.5   Form of Share Certificate evidencing the Company's 10.25% Series A
          Preferred Shares (incorporated by reference from Exhibit 4.2 to the
          Company's Current Report on Form 8-K dated December 20, 2005)

   10.1+  Employment Agreement of Michael J. Murphy, dated September 3, 2003
          (incorporated by reference from Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (No. 333-111535)
          filed on December 24, 2003)

   10.2+  Amendment to Employment Agreement dated as of March 18, 2005 between
          Quanta Capital Holdings Ltd. and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the

          Company's Current Report on Form 8-K dated March 22, 2005)

   10.3+  Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the
          Company's Current Report on Form 8-K dated June 8, 2005)

   10.4*+ Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan

   10.5*+ Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan

   10.6+  Option Agreement between the Company and Tobey J. Russ, dated
          September 3, 2003 (incorporated by reference from Exhibit 10.4 to the
          Company's Registration Statement on Form S-1 (No. 333-111535) filed on
          December 24, 2003)

   10.7+  Option Agreement between the Company and Michael J. Murphy, dated
          September 3, 2003 (incorporated by reference from Exhibit 10.5 to the
          Company's Registration Statement on Form S-1 (No. 333-111535) filed on
          December 24, 2003)

   10.8   Warrant dated September 3, 2003 granted by the Company to Russ Family,
          LLC (incorporated by reference from Exhibit 10.7 to the Company's
          Registration Statement on Form S-1 (No. 333-111535) filed on December
          24, 2003)

   10.9   Warrant dated September 3, 2003 granted by the Company to CPD &
          Associates, LLC (incorporated by reference from Exhibit 10.8 to the
          Company's Registration Statement on Form S-1 (No. 333-111535) filed on
          December 24, 2003)

  10.10   Warrant dated September 3, 2003 granted by the Company to BEM
          Specialty Investments, LLC (incorporated by reference from Exhibit
          10.9 to the Company's Registration Statement on Form S-1(No.
          333-111535) filed on December 24, 2003)

  10.11   Registration Rights Agreement by and among the Company, Friedman,
          Billings, Ramsey & Co., Inc., MTR Capital Holdings, LLC and BEM
          Investments, LLC, dated September 3, 2003 (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1
          (No. 333-111535) filed on December 24, 2003)

  10.12+  Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004
          (incorporated by reference from Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated July 26, 2005)

  10.13+  Employment Agreement of Gary G. Wang, dated July 7, 2003 (incorporated by reference from Exhibit 10.12 to the Company's Amendment No. 1 to
          Registration Statement on Form S-1/A (No. 333-111535) filed on
          February 13, 2004)

  10.14   Registration Rights Agreement by and among the Company and the Nigel
          W. Morris Revocable Trust dated as of March 23, 2004 (incorporated by reference from Exhibit 10.13 to the Company's Amendment No. 2 to
          Registration Statement on Form S-1/A (No. 333-111535) filed on April
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
          Bros. & Company (incorporated by reference from Exhibit 10.01 to the
          Company's Current Report on Form 8-K dated March 1, 2005)

  10.22   Guarantee Agreement, dated February 24, 2005, by and between Quanta
          Capital Holdings Ltd. and JPMorgan Chase Bank, National Association
          (incorporated by reference from Exhibit 10.02 to the Company's Current
          Report on Form 8-K dated March 1, 2005)

  10.23   Indenture, dated as of February 24, 2005, between Quanta Capital
          Holdings Ltd. and JPMorgan Chase Bank, National Association, as
          trustee (incorporated by reference from Exhibit 10.03 to the Company's
          Current Report on Form 8-K dated March 1, 2005)

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
          Exhibit 10.04 to the Company's Current Report on Form 8-K dated March
          1, 2005)

  10.25   Junior Subordinated Debt Security due 2035 issued by Quanta Capital
          Holdings Ltd., dated February 24, 2005 (incorporated by reference from
          Exhibit 10.05 to the Company's Current Report on Form 8-K dated March
          1, 2005)

  10.26   Form of Capital Securities Certificate (incorporated by reference from
          Exhibit 10.06 to the Company's Current Report on Form 8-K dated March
          1, 2005)

  10.27   Common Securities Certificate dated February 24, 2005 (incorporated by reference from Exhibit 10.07 to the Company's Current Report on Form
          8-K dated March 1, 2005)

  10.28   Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP
          Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG
          New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank,
          N.A., as Administrative Agent (incorporated by reference from Exhibit
          10.01 to the Company's Current Report on Form 8-K dated July 15, 2005)

  10.29   Second Consent to Credit Agreement among the Company, JP Morgan, Chase
          Bank, Bank of America, N.A., Calyon Bank, New York Branch and the
          other lenders named therein, dated February 16, 2005 (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on For
          10-K for the year ended December 31, 2004 filed on March 31, 2005)

  10.30*  Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance
          Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd.

  10.31*  Treaty Property Reinsurance Binder dated November 18, 2005, between
          Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance
          US Ltd., and Quanta Specialty Lines Insurance Company and Arch
          Reinsurance Ltd.

  10.32*  Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and
          certain of its subsidiaries

  10.33+  Separation Agreement and General Release, effective January 3, 2006, by and between Quanta Capital Holdings Ltd. and Tobey J. Russ
          (incorporated by reference from Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated January 9, 2006)

  10.34*+ Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan

  10.35*+ Retention Agreement by and between Quanta Capital Holdings Ltd. and
          Jonathan J.R. Dodd, dated March 30, 2006

     12*  Computation of Ratio of Earnings to Combined Fixed Charges and
          Preferred Dividends

     21*  List of subsidiaries of the Company

     23*  Consent of PricewaterhouseCoopers LLP

   31.1*  Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2*  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1*  Certification of Principal Executive Officer of Quanta Capital
          Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

   32.2*  Certification of Principal Financial Officer of Quanta Capital
          Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

----------
*    Filed herewith
+    Represents a management contract or compensatory plan arrangement

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31 day of March
2006.

                                            QUANTA CAPITAL HOLDINGS LTD.

                                        By: /s/ Robert Lippincott III
                                            ------------------------------------
                                                    Robert Lippincott III
                                                (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                            Title                       Date
------------------------- --------------------------------------  --------------

/s/ Robert Lippincott III   Interim Chief Executive Officer and   March 31, 2006
------------------------- Director (Principal Executive Officer)
Robert Lippincott III

/s/ Jonathan J.R. Dodd            Chief Financial Officer         March 31, 2006
------------------------- (Principal Financial Officer and
  Jonathan J.R. Dodd       Principal Accounting Officer)

/s/ James J. Ritchie        Chairman of the Board of Directors    March 31, 2006
-------------------------
   James J. Ritchie

                                         Director
-------------------------
   Nigel W. Morris

/s/ Michael J. Murphy                    Director                 March 31, 2006
-------------------------
  Michael J. Murphy

                                         Director
-------------------------
  W. Russell Ramsey

/s/ Roland C. Baker                      Director                 March 31, 2006
-------------------------
   Roland C. Baker

/s/ Robert B. Shapiro                    Director                 March 31, 2006
-------------------------
  Robert B. Shapiro

/s/ Robert Lippincott III    Authorized Representative in the     March 31, 2006
-------------------------              United States
Robert Lippincott III

                          QUANTA CAPITAL HOLDINGS LTD.

                                                                        Page No.
                                                                        --------

FINANCIAL INFORMATION

Financial Statements

Reports of Independent Registered Public Accounting Firm                   F-2
Consolidated Balance Sheets at December 31, 2005 and December 31,
2004 (successor)                                                           F-4

Consolidated Statements of Operations and Comprehensive (Loss)
Income for the years ended December 31, 2005 (successor) and
December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003 (successor) and the period
from January 1, 2003  to September 3, 2003 (predecessor)                   F-5

Consolidated Statements of Changes in Shareholders' Equity for the
years ended December 31, 2005 (successor) and December 31, 2004
(successor), the period from May 23, 2003 (date of incorporation) to
December 31, 2003 (successor) and the period from January 1, 2003 to
September 3, 2003 (predecessor)                                            F-6

Consolidated Statements of Cash Flows for the years ended December
31, 2005 (successor) and December 31, 2004 (successor), the period from May 23, 2003 (date of incorporation) to December 31, 2003
(successor) and the period from January 1, 2003 to September 3, 2003
(predecessor)                                                              F-7

Notes to the Consolidated Financial Statements                             F-8

        Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quanta Capital Holdings Ltd.

We have completed an integrated audit of Quanta Capital Holdings Ltd.'s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quanta
Capital Holdings Ltd. and its subsidiaries (the "Successor Company") at December
31, 2005 and 2004, and the results of their operations and their cash flows for the period from May 23, 2003 to December 31, 2003 and for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the
Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 23 to the consolidated financial statements, the Company was downgraded by A.M. Best with regards to its financial strength during March
2006.

Internal control over financial reporting
-----------------------------------------

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that
Quanta Capital Holdings Ltd. did not maintain effective internal control over financial reporting as of December 31, 2005 because the Company did not maintain
(1) a sufficient complement of personnel within the Company's U.S. accounting function with appropriate experience and training commensurate with financial reporting requirements; (2) effective controls over the accuracy and completeness of, and access to, certain spreadsheets used in the Company's financial reporting process; and (3) effective controls over the completion of reconciliations and analyses for gross and ceded premiums, losses, other expenses, and the related balance sheet accounts for its U.S. processed transactions based on criteria established in Internal Control - Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board
(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005.

1.   The Company did not maintain a sufficient complement of personnel within its U.S. accounting function with appropriate experience and training commensurate with its financial reporting requirements. Specifically, certain financial reporting positions were not staffed with individuals possessing the appropriate experience and training to meet their responsibilities. In addition, these individuals were not in their positions for an adequate period of time. This control deficiency contributed to the material weaknesses described in 2 and 3 below.
     Additionally, this control deficiency could result in a misstatement of significant accounts or disclosures, including those described below, that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.
     Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.   The Company did not maintain effective controls over the accuracy and completeness of, and access to, certain spreadsheets used in the Company's financial reporting process. The spreadsheets used in the financial reporting process are complex and require the manual input of data and formulas used in calculations. These spreadsheets are utilized to accumulate or calculate certain gross and ceded revenue, losses, expenses, and asset and liability balances for transactions processed by the
     Company's key program manager. Specifically, effective controls were not designed and in place to monitor and ensure spreadsheet formula logic and input data were adequately reviewed, tested and analyzed to ensure the accuracy and completeness of spreadsheet calculations. In addition, effective controls were not designed and in place to prevent or detect unauthorized access to and modification of the data or formulas contained within the spreadsheets. This control deficiency resulted in an audit adjustment to the Company's 2005 consolidated financial statements to correct commission expense and the related accrual. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the
     Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.   The Company did not maintain effective controls over the completion of reconciliations and analyses for gross and ceded premiums, losses, other expenses, and the related balance sheet accounts for its U.S. processed transactions. Specifically, effective controls were not designed and in place to ensure the reconciliation of (i) gross written premiums and losses reported by the Company's program manager to the underlying administration systems of its program manager; (ii) premium receivables to the general ledger; and (iii) certain cash, underwriting, expense and reported claims data to amounts recorded in the general ledger. This control deficiency did not result in an adjustment to the Company's 2005 consolidated financial statements. However, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Quanta Capital Holdings Ltd. did not maintain effective internal control over financial reporting as of December
31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Quanta
Capital Holdings Ltd. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in
Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2006

             Report of Independent Registered Public Accounting Firm

To the Shareholder of
Environmental Strategies Consulting, LLC (formerly, "Environmental Strategies
Corporation")

In our opinion, the accompanying consolidated statements of operations and comprehensive (loss) income, of cash flows and of changes in shareholders'
equity of Environmental Strategies Corporation and its subsidiaries (the
"Predecessor Company") present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2003 to
September 3, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
December 5, 2003

                           CONSOLIDATED BALANCE SHEETS
 (Expressed in thousands of U.S. dollars except for share and per share amounts)

                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          2005          2004
                                                                      ------------   ------------
                                                                               (Successor)

ASSETS

Investments at fair value (amortized cost: December 31, 2005,
   $736,425; December 31, 2004, $600,161) .........................
      Available for sale investments ..............................    $  699,121      $559,430
      Trading investments related to deposit liabilities ..........        38,316        40,492
                                                                       ----------      --------
         Total investments at fair value ..........................       737,437       599,922
Cash and cash equivalents .........................................       178,135        32,775
Restricted cash and cash equivalents ..............................        82,843        42,482
Accrued investment income .........................................         5,404         4,719
Premiums receivable ...............................................       146,837       146,784
Losses and loss adjustment expenses recoverable ...................       190,353        13,519
Other accounts receivable .........................................        11,434        11,575
Net receivable for investments sold ...............................         3,047            --
Deferred acquisition costs, net ...................................        33,117        41,496
Deferred reinsurance premiums .....................................       112,096        47,416
Property and equipment, net of accumulated depreciation of $4,874
   (December 31, 2004: $1,625) ....................................         5,034         4,875
Goodwill and other intangible assets ..............................        24,877        20,617
Other assets ......................................................        21,477        14,553
                                                                       ----------      --------
            Total assets ..........................................    $1,552,091      $980,733
                                                                       ==========      ========
LIABILITIES

Reserve for losses and loss expenses ..............................    $  533,983      $159,794
Unearned premiums .................................................       336,550       247,936
Environmental liabilities assumed .................................         5,911         6,518
Reinsurance balances payable ......................................        57,499        24,929
Accounts payable and accrued expenses .............................        39,051        17,360
Net payable for investments purchased .............................            --         3,749
Deposit liabilities ...............................................        51,509        43,365
Deferred income and other liabilities .............................         9,729         4,935
Junior subordinated debentures ....................................        61,857        41,238
                                                                       ----------      --------
            Total liabilities .....................................    $1,096,089      $549,824

MANDATORILY REDEEMABLE PREFERRED SHARES
($0.01 par value; 25,000,000 shares authorized; 3,000,000
   issued and outstanding at December 31, 2005;
   none issued and outstanding at December 31, 2004) ..............    $   71,838      $     --

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Common shares
($0.01 par value; 200,000,000 shares authorized; 69,946,861
   issued and outstanding at December 31, 2005
   and 56,798,218 issued and outstanding at December 31, 2004) ....           699           568
Additional paid-in capital ........................................       581,929       523,771
Accumulated deficit ...............................................      (199,010)      (93,058)
Accumulated other comprehensive income (loss) .....................           546          (372)
                                                                       ----------      --------
            Total shareholders' equity ............................    $  384,164      $430,909
                                                                       ----------      --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED SHARES AND
   SHAREHOLDERS' EQUITY ...........................................    $1,552,091      $980,733
                                                                       ==========      ========

   The accompanying notes are an integral part of these consolidated financial statements

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Expressed in thousands of U.S. dollars except for share and per share amounts)

                                                                                                    FOR THE
                                                                                                     PERIOD      FOR THE PERIOD
                                                                  FOR THE YEAR    FOR THE YEAR     FROM MAY 23        FROM
                                                                      ENDED           ENDED            TO         JANUARY 1 TO
                                                                   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    SEPTEMBER 3,
                                                                      2005            2004            2003            2003
                                                                  -------------   -------------   ------------   --------------
                                                                                    (SUCCESSOR)                   (PREDECESSOR)

REVENUES

Gross premiums written ........................................    $   608,935     $   494,412     $    20,465     $       --
                                                                   ===========     ===========     ===========     ==========

Net premiums written ..........................................    $   390,041     $   419,541     $    20,060     $       --
Change in net unearned premiums ...............................        (25,966)       (182,401)        (18,120)            --
                                                                   -----------     -----------     -----------     ----------
Net premiums earned ...........................................        364,075         237,140           1,940             --

Technical services revenues ...................................         47,265          32,485          11,680         20,350
Net investment income .........................................         27,181          14,307           2,290             13
Net realized (losses)
   gains on investments .......................................        (13,020)            228             109             --
Net foreign exchange gains ....................................            331             978              --             --
Other income ..................................................          5,279           2,017             126             --
                                                                   -----------     -----------     -----------     ----------
      Total revenues ..........................................        431,111         287,155          16,145         20,363
                                                                   -----------     -----------     -----------     ----------
EXPENSES

Net losses and loss expenses ..................................        324,084         198,916           1,191             --
Acquisition expenses ..........................................         69,624          53,995             164             --
Direct technical services costs ...............................         37,027          23,182           8,637         12,992
General and administrative expenses ...........................         97,930          63,392          44,196          5,820
Interest expense ..............................................          4,165              71              --             --
Depreciation of fixed assets and
   amortization of intangible assets ..........................          3,989           2,180             434            151
                                                                   -----------     -----------     -----------     ----------
      Total expenses ..........................................        536,819         341,736          54,622         18,963
                                                                   -----------     -----------     -----------     ----------
(Loss) income before income taxes .............................       (105,708)        (54,581)        (38,477)         1,400
   Income tax expense .........................................            244              --              --             --
                                                                   -----------     -----------     -----------     ----------
NET (LOSS) INCOME .............................................       (105,952)        (54,581)        (38,477)         1,400
                                                                   -----------     -----------     -----------     ----------
OTHER COMPREHENSIVE INCOME (LOSS)

Net unrealized investment (losses) gains
   arising during the period, net of income taxes .............        (12,429)         (1,235)          1,280             --
Foreign currency translation adjustments ......................            327             (66)            (14)            --
Reclassification of net realized losses (gains)
   on investments included in net loss, net of income taxes ...         13,020            (228)           (109)            --
                                                                   -----------     -----------     -----------     ----------
Other comprehensive income (loss) .............................            918          (1,529)          1,157             --
                                                                   -----------     -----------     -----------     ----------
COMPREHENSIVE (LOSS) INCOME ...................................    $  (105,034)    $   (56,110)    $   (37,320)    $    1,400
                                                                   ===========     ===========     ===========     ==========

Weighted average common share and
   common share equivalents -
   basic ......................................................     57,205,342      56,798,218      31,369,001      1,093,250
   diluted ....................................................     57,205,342      56,798,218      31,369,001      1,093,250
Basic (loss) income per share .................................    $     (1.85)    $     (0.96)    $     (1.23)    $     1.28
Diluted (loss) income per share ...............................    $     (1.85)    $     (0.96)    $     (1.23)    $     1.28

   The accompanying notes are an integral part of these consolidated financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (Expressed in thousands of U.S. dollars except for share and per share amounts)

                                                                                          FOR THE PERIOD       FOR THE PERIOD
                                              FOR THE YEAR ENDED   FOR THE YEAR ENDED     FROM MAY 23 TO       FROM JANUARY 1
                                               DECEMBER 31, 2005    DECEMBER 31, 2004   DECEMBER 31, 2003   TO SEPTEMBER 3, 2003
                                              ------------------   ------------------   -----------------   --------------------
                                                                       (SUCCESSOR)                              (PREDECESSOR)

SHARE CAPITAL - PREFERRED SHARES OF PAR
   VALUE $0.01 EACH........................        $      --            $     --            $     --               $    --
                                                   ---------            --------            --------               -------
SHARE CAPITAL - COMMON SHARES OF PAR
   VALUE $0.01 EACH
Balance at beginning of period.............              568                 568                  --                    11
Issued during period.......................              131                  --                 573                    --
Repurchased and retired during period......               --                  --                  (5)                   --
                                                   ---------            --------            --------               -------
Balance at end of period...................              699                 568                 568                    11
                                                   ---------            --------            --------               -------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period.............          523,771             524,235                  --                   779
Common shares issued during period.........           62,341                  --             547,710                    --
Net offering costs.........................           (4,183)               (464)            (40,200)                   --
Non-cash stock compensation expense........               --                  --              16,725                    --
                                                   ---------            --------            --------               -------
Balance at end of period...................          581,929             523,771             524,235                   779
                                                   ---------            --------            --------               -------

(ACCUMULATED DEFICIT) / RETAINED
   EARNINGS
Balance at beginning of period.............          (93,058)            (38,477)                 --                 5,660
Dividends..................................               --                  --                  --                (1,800)
Net (loss) income for period...............         (105,952)            (54,581)            (38,477)                1,400
                                                   ---------            --------            --------               -------
Balance at end of period...................         (199,010)            (93,058)            (38,477)                5,260
                                                   ---------            --------            --------               -------

ACCUMULATED OTHER COMPREHENSIVE
   (LOSS) INCOME
Balance at beginning of period.............             (372)              1,157                  --                    --
Net change in unrealized gains (losses)
   on investments, net of income taxes.....              591              (1,463)              1,171                    --
Foreign currency translation adjustments...              327                 (66)                (14)                   --
                                                   ---------            --------            --------               -------
Balance at end of period...................              546                (372)              1,157                    --
                                                   ---------            --------            --------               -------

TOTAL SHAREHOLDERS' EQUITY.................        $ 384,164            $430,909            $487,483               $ 6,050
                                                   =========            ========            ========               =======

   The accompanying notes are an integral part of these consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Expressed in thousands of U.S. dollars)

                                                                                                    FOR THE PERIOD   FOR THE PERIOD
                                                                                                    FROM MAY 23 TO      FROM 1 TO
                                                          FOR THE YEAR ENDED   FOR THE YEAR ENDED    DECEMBER 31,      SEPTEMBER 3,
                                                           DECEMBER 31, 2005    DECEMBER 31, 2004        2003             2003
                                                          ------------------   ------------------   --------------   --------------
                                                                                   (SUCCESSOR)                        (PREDECESSOR)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income.......................................     $  (105,952)         $   (54,581)        $ (38,477)        $ 1,400
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation of property and equipment...............           3,249                1,440               185             151
   Amortization of intangible assets....................             740                  740               249              --
   Amortization of net discounts on investments.........             157                2,949               669              --
   Net realized losses (gains) on investments...........          13,020                 (228)             (109)             --
   Net change in fair value of derivative instruments...             324                  401              (207)             --
   Non-cash stock compensation expense..................              72                   --            16,725              --
Changes in assets and liabilities:
   Restricted cash and cash equivalents.................         (40,361)             (31,925)          (10,557)             --
   Accrued investment income............................            (685)              (1,724)           (2,781)             --
   Premiums receivable..................................             (53)            (135,823)          (10,961)             --
   Losses and loss adjustment expenses recoverable......        (176,834)             (10,256)              209              --
   Deferred acquisition costs...........................           8,379              (34,880)           (6,616)             --
   Deferred reinsurance premiums........................         (64,680)             (45,491)             (270)             --
   Other accounts receivable............................             141               (2,618)              977            (883)
   Other assets.........................................          (5,896)              (9,804)           (1,818)             20
   Reserve for losses and loss expenses.................         374,189              155,340               982              --
   Unearned premiums....................................          88,614              227,892            18,390              --
   Environmental liabilities assumed....................            (607)                (500)            7,018              --
   Reinsurance balances payable.........................          32,570               24,595               334              --
   Accounts payable and accrued expenses................          16,691                 (249)           12,924           1,398
   Deposit liabilities..................................           8,144               43,365                --
   Deferred income and other liabilities................           4,794                2,882             1,757             129
                                                             -----------          -----------         ---------         -------
Net cash provided by (used in) operating activities.....         156,016              131,525           (11,377)          2,215
                                                             -----------          -----------         ---------         -------

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of fixed maturities and short-term
   investments..........................................       1,407,597              940,704           377,160              --
Purchases of fixed maturities and short-term
   investments..........................................      (1,564,491)          (1,109,262)         (794,593)             --
Purchases of property and equipment.....................          (3,408)              (5,198)             (870)            (66)
Net cash paid in acquisition of subsidiaries............              --                   --           (41,704)             --
                                                             -----------          -----------         ---------         -------
Net cash used in investing activities...................        (160,302)            (173,756)         (460,007)            (66)
                                                             -----------          -----------         ---------         -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Distributions to shareholders...........................              --                   --                --          (1,800)
Repayment of notes payable..............................              --                   --                --              (6)
Repayment of capital lease obligations..................              --                   --                --              (3)
Proceeds from issuance of common shares, net of
   offering costs.......................................          58,217                 (464)          508,078              --
Proceeds from issuance of preferred shares, net of
   offering costs.......................................          71,838                   --                --              --
Proceeds from junior subordinated debentures, net of
   issuance costs.......................................          19,591               38,776                --              --
                                                             -----------          -----------         ---------         -------
Net cash provided by (used in) financing activities.....         149,646               38,312           508,078          (1,809)
                                                             -----------          -----------         ---------         -------
Increase (decrease) in cash and cash equivalents........         145,360               (3,919)           36,694             340
Cash and cash equivalents at beginning of period........          32,775               36,694                --              73
                                                             -----------          -----------         ---------         -------
Cash and cash equivalents at end of period..............     $   178,135          $    32,775         $  36,694         $   413
                                                             ===========          ===========         =========         =======
Supplemental information:
Interest paid...........................................     $     3,937          $         2         $       1         $     2
                                                             ===========          ===========         =========         =======
Taxes paid..............................................     $       244          $        --         $      --         $    --
                                                             ===========          ===========         =========         =======

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
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Quanta Capital Holdings Ltd. ("Quanta Holdings"), incorporated on May 23,
2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the "Company" or the
"Successor" were formed to provide specialty insurance, reinsurance, risk assesment and risk technical services and products on a global basis. Quanta
Holdings conducts its insurance and reinsurance operations principally through wholly-owned subsidiaries incorporated in Bermuda, the United States of America
(the "U.S.") and Europe.

     On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta
Europe, to "B++" (very good), under review with negative implications. The A.M.
Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. The downgrade and qualification of the
Company's rating with negative implications has significantly adversely affected the Company's business, its opportunities to write new and renewal business and its ability to retain key employees. Based on the deterioration in the Company's business, A.M. Best may further downgrade the Company's financial strength ratings.

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

     On September 3, 2003, Quanta Reinsurance U.S. Ltd. ("Quanta U.S. Re")
acquired all of the outstanding shares of Environmental Strategies Corporation
("ESC" or the "Predecessor"), a Virginia corporation. ESC provides environmental engineering, remediation risk management and technical services. Immediately upon acquisition, ESC was converted into a Virginia limited liability company.

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

     Quanta U.S. Re, a wholly owned subsidiary of Quanta U.S. Holdings, was incorporated under the laws of Bermuda on June 6, 2003, and is licensed as a
Class 3 reinsurer under the Insurance Act 1978. Quanta U.S. Re underwrites U.S.
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

     On October 28, 2003, Quanta U.S. Holdings acquired all of the outstanding common stock of Chubb Financial Solutions Corporation ("CFSC"), an Indiana
insurance company, from The Chubb Corporation ("Chubb"). CFSC was subsequently renamed Quanta Specialty Lines Insurance Company ("Quanta Specialty Lines").
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

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

Insurance Company ("NFU") all of the outstanding common stock of National
Farmers Union Standard Insurance Company ("NFU Standard"), a Colorado insurance company. NFU Standard was subsequently renamed Quanta Indemnity Company ("Quanta
Indemnity"). Quanta Indemnity underwrites admitted insurance business in 44 states in the U.S. On July 1, 2005, Quanta U.S. Holdings contributed Quanta U.S.
Re and Quanta Specialty Lines to Quanta Indemnity.

     Quanta Technical Services LLC ("QTS"), a wholly owned subsidiary of Quanta
U.S. Re, was formed as a Virginia limited liability company on December 23,
2003. Quanta U.S. Re contributed ESC to QTS to provide risk assessment and evaluation technical services in our other specialty lines of insurance and to third parties on a fee basis.

     Quanta 4000 Holding Company Ltd. ("Quanta 4000 Holding"), a wholly owned subsidiary of Quanta Bermuda, was incorporated under the laws of Bermuda on
November 19, 2004. Quanta 4000 Limited, ("Quanta 4000"), a wholly owned subsidiary of Quanta 4000 Holding, was incorporated in England on September 30,
2004 as the Company's Corporate Member at Lloyd's, Quanta 4000 underwrites insurance business through, and as the sole member of, Lloyd's Syndicate 4000
("Syndicate 4000"). Quanta 4000 provides 100% of the capacity to Syndicate 4000.
Syndicate 4000 commenced underwriting specialty lines insurance business on
December 9, 2004. Chaucer Syndicates Limited, an unrelated party, manages
Syndicate 4000 on behalf of Quanta 4000.

     On December 21, 2004, the Company participated in a private placement of
$40.0 million of floating rate capital securities (the "Trust Preferred
Securities") issued by Quanta Capital Statutory Trust I ("Quanta Trust"), a
subsidiary Delaware trust formed on December 21, 2004. Quanta Trust used the proceeds from the sale of the Trust Preferred Securities to purchase for $41.2 million junior subordinated debt securities, due March 15, 2035, in the principal amount of $41.2 million issued by the Company.

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

     On February 24, 2005, the Company participated in a private placement of
$20.0 million of floating rate capital securities (the "Trust Preferred
Securities II") issued by Quanta Capital Statutory Trust II ("Quanta Trust II"),
a subsidiary Delaware trust formed on February 24, 2005. Quanta Trust II used the proceeds from the sale of the Trust Preferred Securities II and the issuance of its common securities to purchase for $20.6 million junior subordinated debt securities, due June 15, 2035, in the principal amount of $20.6 million issued by the Company. The issuance of the Quanta Trust I and Quanta Trust II Trust
Preferred Securities are discussed further in Note 12.

     On December 20, 2005, Quanta Holdings, pursuant to an Underwriting
Agreement dated December 14, 2005 with FBR and BB&T Capital Markets (the
"Underwriters"), sold 3,000,000 10.25% Series A Preferred Shares. On January 11,
2006, the Underwriters purchased an additional 130,525 10.25% Series A Preferred
Shares following the exercise of the over-allotment option that was granted to them on December 14, 2005.

     On December 20, 2005, Quanta Holdings sold 13,136,841 common shares for cash pursuant to an Underwriting Agreement dated December 14, 2005 with the
Underwriters, which includes the exercise in full of the Underwriters'
over-allotment option of 1,713,501 common shares.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America ("U.S. GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. While management believes the amounts included in the consolidated financial statements reflect management's

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the consolidated financial statements. The Company's principal estimates relate to the development or determination of the following:

          o    reserves for losses and loss adjustment expenses;

          o    certain estimated premiums written, unearned premiums and
               receivables;

          o    reinsurance balances recoverable;

          o    the valuation of goodwill and intangible assets;

          o    environmental liabilities assumed;

          o    investment valuations;

          o    annual incentive plan provisions; and

          o    deferred income taxes and liabilities.

A)   BASIS OF PRESENTATION

     The Successor company's consolidated financial statements include the financial statements of the Company and all of its wholly-owned subsidiaries.
All significant balances and transactions among related companies have been eliminated on consolidation. The results of subsidiaries have been included from either their dates of acquisition, or their dates of incorporation. The consolidated financial statements also include the earnings of Quanta Trust and
Quanta Trust II, wholly owned unconsolidated subsidiaries of the Company. Quanta
Trust and Quanta Trust II were formed in relation to the issuance of Trust
Preferred Securities as further described in Note 12.

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

     The Predecessor's historical consolidated financial statements for the period from January 1, 2003 to September 3, 2003 have been derived from the consolidated financial statements of the Company's predecessor, ESC, to the date of its acquisition by the Company. The Predecessor's historical consolidated financial statements for the period from January 1 to September 3, 2003 have been reclassified to conform with the presentation for the year ended December
31, 2005. The Successor's consolidated statement of operations and comprehensive
(loss) income for the period from May 23, 2003 (date of incorporation) to
December 31, 2003 includes the operations of ESC since September 3, 2003, the date of its acquisition by the Company.

     During the year ended December 31, 2004, the Company renamed its consulting segment as the technical services segment. Accordingly, the consulting revenues and direct consulting costs captions in the consolidated statement of operations and comprehensive (loss) income have been renamed Technical service revenues and
Direct technical service costs.

     Certain balances included in the consolidated financial statements for the period from May 23, 2003 (date of incorporation) to December 31, 2003 and year ended December 31, 2004 have been reclassified to conform with the presentation for the year ended December 31, 2005.

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
Estimates of written premiums are re-evaluated over the term of the associated contracts as underwriting information becomes available and as actual premiums are reported by the ceding companies, brokers or insureds. Subsequent changes to the premium estimates are recorded as adjustments to premiums written in the period in which they become known.

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

     For those contracts that transfer neither significant underwriting risk nor significant timing risk and for contracts that transfer significant timing risk only, the deposit asset or liability is adjusted, and corresponding interest income or expense recognized within our results of operations, by using the interest method to calculate the effective yield on the deposit based on the estimated amount and timing of cash flows. If a change in the actual or estimated timing or amount of cash flows occurs, the effective yield is recalculated and the deposit is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the insurance or reinsurance contract. The adjustment is recorded as

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

interest income or interest expense.

C)   ACQUISITION EXPENSES AND CEDING COMMISSION INCOME

     Acquisition expenses are policy issuance related costs that vary with and are directly related to the acquisition of insurance and reinsurance business, and primarily consist of commissions, third party brokerage and insurance premium taxes. Ceding commission income consists of commissions the Company receives on business that it cedes to its reinsurers. Acquisition expenses and commission income are recorded and deferred at the time the associated premium is written or ceded and are subsequently amortized in earnings as the premiums to which they relate are earned or expensed. Acquisition expenses are reflected in the consolidated statement of operations net of ceding commission income from reinsurers. Acquisition costs relating to unearned premiums are deferred in the consolidated balance sheet as deferred acquisition costs and reported net of commission income relating to deferred reinsurance premiums ceded.

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

     As of December 31, 2005 and 2004, the primary reserving method used by the
Company to estimate the ultimate cost of losses for its specialty reinsurance lines and its fidelity and technical risk property specialty insurance business lines was the Bornhuetter-Ferguson actuarial method. The Bornhuetter-Ferguson actuarial method selects an initial expected loss and loss expense ratio supplemented with the Company's actual loss and loss expense experience to date to support the estimation of losses and loss adjustment expenses. The Company's initial expected loss and loss expense ratio for the specialty reinsurance business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. The Company's initial expected losses and loss expense ratios selected for its fidelity and technical risk property specialty insurance lines are based on benchmarks derived by its underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

     The primary reserving method used by the Company to estimate the ultimate cost of losses for its other specialty insurance business lines was an expected loss ratio methodology whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and any paid losses and loss expenses are deducted to arrive at estimated losses and loss expense reserves. This method is commonly applied when there is insufficient historical loss development experience available. The initial expected losses and loss expense ratios selected are based on benchmarks derived by its underwriters and actuaries during the initial

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

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

E)   REINSURANCE RECOVERABLE

     Reinsurance recoverable under the terms of ceded reinsurance contracts includes loss and loss expense reserves recoverable and deferred reinsurance premiums. The Company is subject to credit risk with respect to the reinsurance ceded because the ceding of risk does not relieve the Company from its original obligations to its insureds. To the extent reinsurers default, the Company must settle these obligations without the benefit of reinsurance protection. Failure of the Company's reinsurers to honor their obligations could result in credit losses. The Company establishes allowances for amounts recoverable that are considered potentially uncollectible from its reinsurers. The valuation of this allowance for uncollectible reinsurance recoverable includes a review of the credit ratings of the reinsurance recoverables by reinsurer, an analysis of default probabilities as well as identifying whether coverage issues exist.
These factors require management judgement and the impact of any adjustments to those factors is reflected in net income in the period that the adjustment is determined.

F)   NON-TRADITIONAL CONTRACTS

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

     During the years ended December 31, 2005 and 2004, the Company recognized in other income $2.5 million and $1.2 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. If these contracts transferred risk as determined by SFAS 113, gross premium relating to these contracts would total approximately $110.7 million and $44.0 million in the years ended December 31, 2005 and 2004.

     Of the $2.5 million and $1.2 million, $0.7 million and $0.1 million of other income recognized during the years ended December 31, 2005 and 2004 relate to fees earned from a surplus relief life reinsurance arrangement with a U.S.
insurance company which meets the Company's definition of a non-traditional contract. As of December 31, 2005 and 2004, the Company has provided approximately $13.1 million and $13.8 million (unaudited) of statutory surplus relief to the U.S. insurance company under this contract. In the fourth quarter of 2004, under this contract the Company entered into an arrangement with a client and assumed, through novation agreements, several life reinsurance contracts it had made. Because the Company

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

assumed these contracts, the client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for the Company's assumption of the contracts it received a fee. The arrangement, among other things, also provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts the Company has assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture.
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
If deposit accounting had not been used with respect to this particular arrangement, the Company would have recognized gross life reinsurance premiums written of approximately $16.8 million and $5.6 million for the years ended
December 31, 2005 and 2004. At this time, the Company believes that the recognition of these premiums written would not have had a material effect on the Company's financial position and results of operations. However, as the underlying life insurance contracts mature the effect on the Company's financial condition and results of operations may become material.

     In respect of the life reinsurance arrangements written on a coinsurance basis, where investment assets have been transferred to the Company, such assets have been recorded within the Company's trading investment portfolio and are separately presented as Investments related to deposit liabilities in the consolidated balance sheet. A deposit liability has been recorded in the consolidated balance sheet in accordance with SFAS 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized
Gains and Losses from the Sale of Investments" for non-risk investment contracts as an interest bearing instrument using the effective yield method. The investments related to the deposit liability are held in trust funds and are pledged to the ceding companies.

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
Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That
Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor
under Those Instruments" ("DIG Issue B36") The value of embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or changes in the Company's expectations of future cashflows on these treaties could result in losses associated with the embedded derivative.

     Of the $2.5 million and $1.2 million, $0.2 million and $0.8 million of other income recognized during the years ended December 31, 2005 and 2004 relate to explicitly defined margins on one short duration contract written by the
Company's specialty reinsurance segment that does not meet the risk transfer provisions of SFAS 113. This contract was written on a funds withheld basis, such that the deposit liability of $21.7 million and $6.2 million recorded is equal to a funds withheld asset according to the contract terms. In

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

accordance with Financial Accounting Standards Board ("FASB") Interpretation No.
39 ("FIN 39") "Offsetting of Amounts Related to Certain Contracts", the funds withheld asset and the deposit liability have been offset in the consolidated balance sheet.

     The remaining $1.6 million and $0.3 million of other income derived from non-traditional contracts recognized during the years ended December 31, 2005 and 2004 relates to revenues earned from five and one reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss.
Included in the remaining $1.6 million and $0.3 million of other income are $1.1 million and $0.3 million related to one surplus relief life reinsurance agreement. Underlying treaties attach to this contract on a coinsurance basis.
As of December 31, 2005 and 2004, the Company has provided approximately $33.2 million and $13.9 million (unaudited) of statutory surplus relief to a U.S.
insurance company under this contract.

G)   ENVIRONMENTAL LIABILITIES ASSUMED AND REMEDIATION REVENUE

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

     As of December 31, 2005 and 2004, the Company had assumed two and one environmental remediation projects, for which estimated liabilities of $5.9 million and $6.5 million had been recorded. The assumed environmental remediation obligations for the project are contractually defined pursuant to a site specific remediation plan.

     The amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability is initially deferred and recorded in deferred income on the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage-of-completion method. These methods are based on the ratio of remediation expenses actually incurred and paid to total estimated remediation costs. As of December 31, 2005 and 2004, the Company had deferred approximately $0.5 million and $0.6 million of remediation revenues. Anticipated remediation losses, if any, are recorded in the period in which the Company becomes aware of such losses.

H)   TECHNICAL SERVICES REVENUES

     Technical services revenue is recognized when evidence of an arrangement for services exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Technical services are rendered under various short-term contractual arrangements, primarily on a time and materials basis. From time to time, the Company retains subcontractors to perform certain remediation services under the Company's contracts with its customers. Revenue is recognized on a gross basis, which includes subcontractor remediation services, when the Company is the primary obligor in the arrangement. For the years ended December 31, 2005 and 2004, the period from May
23, 2003 (date of incorporation) to December 31, 2003 and the period from
January 1, 2003 to September 3, 2003 approximately $24.9 million, $12.3 million,
$5.5 million and $6.9 million of direct costs, exclusive of profit mark-ups, related to these subcontractor arrangements was recorded as direct technical services costs in the consolidated statement of operations and comprehensive
(loss) income.

     Technical services revenue includes amounts related to services performed but not yet billed to customers at the period end. Accounts receivable include technical services revenues receivable that are settled within the Company's normal collection cycle.

     Prepayments from customers are recorded as part of deferred income in the consolidated balance sheet and recognized in the consolidated statement of operations and comprehensive (loss) income as

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

technical services revenue as the related services are performed.

I)   DIRECT TECHNICAL SERVICES COSTS

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
comprehensive (loss) income.

J)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company has entered into certain derivative instruments and adopted
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133") and SFAS 149, "Amendment of Statement No. 133 on Derivative
Instruments and Hedging Activities."

     The Company enters into investment related derivative transactions, as permitted by its investment guidelines, for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. The Company may also, as part of its business, enter into derivative instruments for the purpose of replicating approved investment, insurance or reinsurance transactions that meet the Company's investment or underwriting guidelines. As of December 31, 2004, the Company carried within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal was dependent on the performance of a predefined mortality index over a fixed period of time. The Company has determined that the component of the bond that is linked to the specified mortality index was, under SFAS 133, an embedded derivative that was not clearly and closely related to its host contract (a debt security) and was therefore bifurcated and accounted for as a derivative under SFAS 133. This instrument was sold during 2005. The Company has not designated any of its derivative instruments as hedging instruments for financial reporting purposes.

     The Company recognizes all standalone derivative instruments as either other assets or liabilities and recognizes embedded derivatives as part of their host instruments in the consolidated balance sheet. The Company measures all derivative instruments at their fair values, which are based on market prices and equivalent data provided by independent third parties. When market data is not readily available, the Company uses analytical models to estimate the fair values of these instruments based on their structure, terms and conditions and prevailing market conditions. The Company recognizes changes in the fair value of derivative instruments and realized gains and losses on derivative instruments in its consolidated statement of operations and comprehensive (loss)
income as part of other income and net realized (losses) gains on investments, respectively. The nature of derivative instruments and the estimates used in estimating their fair value, changes in fair value of derivative instruments and realized gains and losses on settled derivative instruments may create significant volatility in the Company's results of operations in future periods.

     DIG Issue B36 indicates that the Company's life financial reinsurance contracts where the Company notionally receives a financial instrument with an investment return based on our underlying referenced pool of assets may contain an embedded derivative that must be bifurcated and accounted for in accordance with SFAS 133 since the economic characteristics are not clearly and closely related to the host instrument. Although the Company's life financial reinsurance arrangements may contain embedded derivatives the Company believes that due to the terms of these contracts, including the experience refund provisions contained within the treaties, the value of embedded derivatives contained in these contracts is currently considered to be immaterial.

K)   ANNUAL INCENTIVE PLAN

     During the year ended December 31, 2004, the Company adopted an Annual
Variable Cash Compensation Plan (the "Annual Incentive Plan") which is generally available to employees. Awards paid under this plan will be dependent on performance measured at an individual and line of business level. In

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

     general, the Annual Incentive Plan provides for an annual bonus award to employees that is based on a sharing of profit in excess of a minimum return on capital to shareholders for each calendar year. Profit for each calendar year is measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and is re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards vest and are paid out over four annual installments. However, with respect to 2005, as part of the Company's retention plan, awards vest in two annual installments, the first of which was 25% of the award and was paid in 2005 and the second of which will be 75% of the award and will be paid in 2006. Unvested amounts are subject to adjustments to the extent that estimates of calendar year profit and estimated net present value deviate from initial estimates as assumptions are updated and actual information becomes known.

     Annual Incentive Plan awards with respect to 2005 will vest, for calendar year reporting purposes, 25% and 75% in 2005 and 2006, respectively (2004 awards vest: 40%, 20%, 20% and 20% in 2004, 2005, 2006 and 2007). Expenses related to the Annual Incentive Plan awards are recognized by applying the graded vesting method as prescribed by FASB Interpretation No. 28 "Accounting for Stock
Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28").
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

L)   CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid instruments such as liquidity funds, money market funds and other time deposits with commercial banks and financial institutions which have maturities of less than three months from the date of purchase.

M)   INVESTMENTS AND NET INVESTMENT INCOME

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

N)   PROPERTY AND EQUIPMENT

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

O)   CAPITALIZATION OF SOFTWARE COSTS

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

     As of December 31, 2005 and 2004, the Company had capitalized approximately
$3.3 million and $1.9 million of software costs, of which approximately $1.4 million and $0.2 million was amortized during the years ended December 31, 2005 and 2004.

P)   GOODWILL AND INTANGIBLE ASSETS

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
income.

Q)   OFFERING COSTS

     Costs incurred in connection with, and that are directly attributable to common share offerings are charged to additional paid-in capital. Costs incurred in connection with, and that are directly attributable to, preferred share offerings are charged to the preferred shares balance.

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

R)   FOREIGN CURRENCY TRANSLATION

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

S)   STOCK-BASED COMPENSATION

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

     The following table summarizes the Company's stock-based compensation, net loss and loss per share for the years ended December 31, 2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123.

                                                                  PERIOD FROM
                                       YEAR ENDED   YEAR ENDED   MAY 23, 2003
                                        DECEMBER     DECEMBER     TO DECEMBER
                                        31, 2005     31, 2004      31, 2003
                                       ----------   ----------   ------------
STOCK COMPENSATION EXPENSE
As reported.........................   $      --     $     --      $(16,725)
Additional stock-based employee
   compensation expense determined
   under fair value based method....
                                          (3,028)      (2,544)       (9,739)
                                       ---------     --------      --------
Pro forma ..........................   $  (3,028)    $ (2,544)     $(26,464)
                                       =========     ========      ========

NET LOSS
As reported ........................   $(105,952)    $(54,581)     $(38,477)
Additional stock-based employee
   compensation expense determined
   under fair value based method....      (3,028)      (2,544)       (9,739)
                                       ---------     --------      --------

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

Pro forma...........................   $(108,980)    $(57,125)     $(48,216)
                                       =========     ========      ========

BASIC LOSS PER SHARE
As reported.........................   $   (1.85)    $  (0.96)     $  (1.23)
Pro forma ..........................   $   (1.91)    $  (1.01)     $  (1.54)

DILUTED LOSS PER SHARE
As reported.........................   $   (1.85)    $  (0.96)     $  (1.23)
Pro forma ..........................   $   (1.91)    $  (1.01)     $  (1.54)

     Included in the pro-forma stock-based employee compensation expense for the year ended December 31, 2005 is $1.0 million related to the accelerated vesting of 649,830 options granted to the Company's former Chief Executive Officer that were modified upon his resignation. The Company's predecessor did not incur any compensation expense related to stock based awards during the period from
January 1, 2003 to September 3, 2003. The pro forma net impact of applying the fair value recognition provisions of SFAS 123 was less than $1 for the period from January 1, 2003 to September 3, 2003.

T)   INCOME TAXES

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

U)   DEBT ISSUANCE COSTS

     Debt issuance costs associated with the issuance of junior subordinated debentures are initially capitalized within other assets in the consolidated balance sheet and subsequently amortized over the term of the related outstanding debt using the interest method.

V)   EARNINGS PER SHARE

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

     Basic and diluted earnings per share are calculated by dividing income available to common shareholders by the applicable weighted average number of shares outstanding during the year.

W)   SEGMENT REPORTING

     The Company reports segment results in accordance with SFAS No. 131,
"Segment Reporting" ("SFAS 131"). Under SFAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation specified in SFAS 131.

     The Company is comprised of three reportable segments and provides a number of products which are operating segments for purposes of GAAP. The Company's products include technical risk property,

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk, property, casualty, marine and aviation, life surplus relief and technical services. The Company organizes these products into five product lines: speciality insurance, speciality reinsurance, programs, structured products and technical services. Except for technical services, the products the Company offers to its clients are written either as traditional insurance or reinsurance policies or are provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. These product lines are aggregated as reportable segments into specialty insurance, specialty reinsurance and technical services. The attribution of insurance and reinsurance results to these reportable segments is based upon where the business is sourced and not necessarily where the business is recorded. During the year ended December 31, 2005, the Company changed the composition of its reportable segments such that the Lloyd's operating segment, which was previously a reportable segment, is aggregated with the company's specialty insurance reportable segment.

     In determining how to aggregate its business lines, the Company considers many factors including the lines of business products, production and distribution strategies, geographic source of business and regulatory environments.

     The Company has three geographic segments - Bermuda, the U.S. and Europe.
These geographic segments represent the aggregation of legal entity locations where revenues, expenses, assets and liabilities are recorded.

     The Company's specialty insurance and specialty reinsurance (collectively referred to herein as "underwriting") reportable segments represent the
Company's income and expenses from underwriting risks it retains. The technical services segment represents the Company's income and expenses from the provision of technical, environmental and remediation risk management services.

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

X)   RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2005, the Financial Accounting Standards Board's ("FASB")
issued FSP FAS 115-1 and FAS 124-1, "The meaning of other than temporary impairment and its Application to Certain Investments" ("FSP FAS 115-1"), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss by reference to various existing accounting literature. FSP FAS
115-1 replaces the guidance set forth in paragraphs 10-18 of Emerging Issues
Task Force ("EITF") 03-1 "The meaning of Other-Than-Temporary Impairment and Its
Application to Certain Investments", with references to existing other-than-temporary impairment guidance. It also supersedes EITF D-44
"Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a
Security Whose Cost Exceeds Fair Value" and clarifies that an impairment should be recognized as a loss at a date no later than the date the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The new guidance will be applied prospectively and will be effective for other than temporary impairment analysis conducted in periods beginning after December 15,
2005. The adoption of FSP FAS 115-1 is not expected to have a material effect on the Company's consolidated results of operations, financial

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

position or cash flows.

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

     In March 2005, the Staff of the SEC issued Staff Accounting Bulletin No.
107 ("SAB 107") providing guidance on SFAS 123(R). SAB 107 was issued to assist issuers in their initial implementation of SFAS 123(R) and enhance the information received by investors and other users of the financial statements.

     The Company plans to adopt SFAS 123(R) using the modified prospective method under which compensation cost is recognized from the effective date (a)
based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.
Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) during the year ended December 31, 2006 will be approximately $1.4 million, however, this may vary depending on levels of share-based payments granted during 2006.
However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2(s) to our consolidated financial statements.

3.   SEGMENT INFORMATION

     The following tables summarize the Company's results before income taxes for each reportable segment for the years ended December 31, 2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003 based on the reportable segments in effect during the year ended December 31,
2005.

     During the year ended December 31, 2005, the Company changed the composition of its reportable segments such that the Lloyd's operating segment, which was previously a reportable segment, is aggregated with the Company's specialty insurance reportable segment. The prior year comparatives have been restated to conform with the presentation for the year ended December 31, 2005.

     For the period from January 1, 2003 to September 3, 2003, the Company's predecessor business was wholly allocated to the technical services segment. As a result, separate statements of operations by reportable segment for the predecessor are not provided.

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

                                                                          YEAR ENDED DECEMBER 31, 2005
                                                  ---------------------------------------------------------------------------
                                                                                                   ADJUSTMENTS
                                                  SPECIALTY   SPECIALTY   UNDERWRITING  TECHNICAL      AND
STATEMENT OF OPERATIONS BY SEGMENT                INSURANCE  REINSURANCE     TOTAL       SERVICES  ELIMINATIONS  CONSOLIDATED
----------------------------------                ---------  -----------  ------------  ---------  ------------  ------------

Direct insurance................................  $ 367,890   $      --    $ 367,890     $     --     $    --     $ 367,890
Reinsurance assumed.............................     24,133     216,912      241,045           --          --       241,045
                                                  ---------   ---------    ---------     --------     -------     ---------
Total gross premiums written....................    392,023     216,912      608,935           --          --       608,935
Premiums ceded..................................    135,460      83,434      218,894           --          --       218,894
                                                  ---------   ---------    ---------     ----------   -------     ---------
Net premiums written............................  $ 256,563   $ 133,478    $ 390,041     $     --     $    --     $ 390,041
                                                  =========   =========    =========     ========     =======     =========

Net premiums earned.............................  $ 197,131   $ 166,944    $ 364,075     $     --     $    --     $ 364,075
Technical services revenues.....................         --          --           --       50,499      (3,234)       47,265
Other income....................................      1,200       1,974        3,174        1,718          --         4,892
Net losses and loss expenses....................   (145,362)   (178,887)    (324,249)          --         165      (324,084)
Direct technical services costs.................         --          --           --      (37,027)         --       (37,027)
Acquisition expenses............................    (26,910)    (42,714)     (69,624)          --          --       (69,624)
General and administrative expenses.............    (65,181)    (25,154)     (90,335)     (10,664)      3,069       (97,930)
                                                  ---------   ---------    ---------     --------     -------     ---------
SEGMENT (LOSS) INCOME...........................  $ (39,122)  $ (77,837)   $(116,959)    $  4,526     $    --     $(112,433)
                                                  ---------   ---------    ---------     --------     -------     ---------
Depreciation of fixed assets and amortization
   of intangibles...............................                                                                  $  (3,989)
Interest expense................................                                                                     (4,165)
Net investment income...........................                                                                     27,181
Net realized losses on investments..............                                                                    (13,020)
Other income....................................                                                                        387
Net foreign exchange gains......................                                                                        331
                                                                                                                  ---------
NET LOSS BEFORE INCOME TAXES....................                                                                  $(105,708)
                                                                                                                  =========

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

                                                                          YEAR ENDED DECEMBER 31, 2004
                                                  ---------------------------------------------------------------------------
                                                                                                   ADJUSTMENTS
                                                  SPECIALTY   SPECIALTY   UNDERWRITING  TECHNICAL      AND
STATEMENT OF OPERATIONS BY SEGMENT                INSURANCE  REINSURANCE     TOTAL       SERVICES  ELIMINATIONS  CONSOLIDATED
----------------------------------                ---------  -----------  ------------  ---------  ------------  ------------

Direct insurance................................   $136,600   $      --    $ 136,600     $     --    $    --      $ 136,600
Reinsurance assumed.............................    105,980     251,832      357,812           --         --        357,812
                                                   --------   ---------    ---------     --------    -------      ---------
Total gross premiums written....................    242,580     251,832      494,412           --         --        494,412
Premiums ceded..................................    (72,259)     (2,612)     (74,871)          --         --        (74,871)
                                                   --------   ---------    ---------     --------    -------      ---------
Net premiums written............................   $170,321   $ 249,220    $ 419,541     $     --    $    --      $ 419,541
                                                   ========   =========    =========     ========    =======      =========

Net premiums earned.............................    $75,167   $ 161,973    $ 237,140     $     --    $    --      $ 237,140
Technical services revenues.....................         --          --           --       34,752     (2,267)        32,485
Other income....................................         --       1,571        1,571          586         --          2,157
Net losses and loss expenses....................    (49,805)   (149,111)    (198,916)          --         --       (198,916)
Direct technical services costs.................         --          --           --      (23,182)        --        (23,182)
Acquisition expenses............................    (14,287)    (39,708)     (53,995)          --         --        (53,995)
General and administrative expenses.............    (34,303)    (21,301)     (55,604)     (10,055)     2,267        (63,392)
                                                   --------   ---------    ---------     --------    -------      ---------
SEGMENT (LOSS) INCOME...........................   $(23,228)  $ (46,576)   $ (69,804)    $  2,101    $    --      $ (67,703)
                                                   --------   ---------    ---------     --------    -------      ---------
Depreciation of fixed assets and amortization
   of intangibles...............................                                                                   $ (2,180)
Interest expense................................                                                                        (71)
Net investment income...........................                                                                     14,307
Net realized gains on investments...............                                                                        228
Other loss......................................                                                                       (140)
Net foreign exchange gains......................                                                                        978
                                                                                                                  ---------
NET LOSS BEFORE INCOME TAXES....................                                                                  $ (54,581)
                                                                                                                  =========

                     QUANTA CAPITAL HOLDINGS LTD.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                           OTHERWISE STATED)

                                                          PERIOD FROM MAY 23, 2003 TO DECEMBER 31, 2003
                                         ------------------------------------------------------------------------------
                                                                                               ADJUSTMENTS
                                         SPECIALTY    SPECIALTY    UNDERWRITING   TECHNICAL        AND
STATEMENT OF OPERATIONS BY SEGMENT       INSURANCE   REINSURANCE       TOTAL       SERVICES   ELIMINATIONS   CONSOLIDATED
----------------------------------       ---------   -----------   ------------   ---------   ------------   ------------

Direct insurance......................     $7,469      $    --        $ 7,469      $    --        $  --        $  7,469
Reinsurance assumed...................         --       12,996         12,996           --           --          12,996
                                           ------      -------        -------      -------        -----        --------
Total gross premiums written..........      7,469       12,996         20,465           --           --          20,465
Premiums ceded........................       (405)          --           (405)          --           --            (405)
                                           ------      -------        -------      -------        -----        --------
Net premiums written..................     $7,064      $12,996        $20,060      $    --        $  --        $ 20,060
                                           ======      =======        =======      =======        =====        ========
Net premiums earned...................     $  339      $ 1,601        $ 1,940      $    --        $  --        $  1,940
Technical services revenues...........         --           --             --       12,261         (581)         11,680
Other income..........................         --           --             --          100           --             100
Net losses and loss expenses..........       (183)      (1,008)        (1,191)          --           --          (1,191)
Direct technical services costs.......         --           --             --       (8,637)          --          (8,637)
Acquisition expenses..................        (24)        (140)          (164)          --           --            (164)
General and administrative expenses...         --           --             --       (2,657)          --          (2,657)
                                           ------      -------        -------      -------        -----        --------
SEGMENT INCOME........................     $  132      $   453        $   585      $ 1,067        $(581)       $  1,071
                                           ------      -------        -------      -------        -----        --------
General and administrative expenses...                                                                         $(24,814)
Depreciation of fixed assets and
   amortization of intangibles........                                                                             (434)
Net investment income.................                                                                            2,290
Net realized gains on investments.....                                                                              109
Other income..........................                                                                               26
Non-cash stock compensation expense...                                                                          (16,725)
                                                                                                               --------
NET LOSS BEFORE INCOME TAXES..........                                                                         $(38,477)
                                                                                                               ========

     For the years ended December 31, 2005 and 2004, the Company allocated corporate general and administrative expenses to each segment based on segment allocated capital as described in Note 2(w).

     Items of revenue and expense resulting from charges between segments are eliminated on consolidation of the segments. During the years ended December 31,
2005 and 2004 and period from May 23, 2003 to December 31, 2003, the technical services segment charged the underwriting segments $3.2 million, $2.3 million and $0.6 million for technical services and information management services rendered.

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

                     QUANTA CAPITAL HOLDINGS LTD.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                           OTHERWISE STATED)

     The following tables summarize the Company's gross premiums written by geographic location for the years ended December 31, 2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003. The geographical segments represent the aggregation of legal entity locations where revenues, expenses, assets and liabilities are recorded.

                              2005       2004       2003
                            --------   --------   -------
United States............   $359,474   $259,378   $ 7,469
Bermuda..................    155,758    230,887   $12,996
Europe...................     93,703      4,147        --
                            --------   --------   -------
Total....................   $608,935   $494,412   $20,465
                            ========   ========   =======

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

     On September 3, 2003, the Company acquired all of the outstanding common stock of ESC in exchange for an initial cash consideration of $18.9 million, including certain acquisition expenses. As further described in Note 13(e), under the terms of the ESC purchase agreement, the Company is required to pay, and has accrued for, as of December 31, 2005, an additional $5.0 million earn-out payment that was contingent upon ESC achieving specified earnings targets during the two year period ended December 31, 2005. The additional $5.0 million payment is an adjustment to the initial purchase price of ESC and results in the goodwill arising on acquisition increasing from $7.6 million to
$12.6 million. The initial estimate of the fair values of the assets and liabilities acquired as of September 3, 2003, including goodwill, the additional
$5.0 million contingent consideration based on ESC's earnings and the revised estimate of the fair value of the assets and liabilities acquired are summarized
in thousands as follows:

                                 INITIAL              REVISED
                                   FAIR                 FAIR
                                  VALUES   EARN-OUT    VALUES
                                 -------   --------   -------
Cash and cash equivalents.....   $   413    $   --    $   413
Accounts receivable...........     9,934        --      9,934
Prepaid expenses..............       367        --        367
Property and equipment, net...       431        --        431
Goodwill......................     7,556     5,000     12,556
Intangible assets.............     4,970        --      4,970
Other assets..................       104        --        104
Accounts payable..............    (3,361)       --     (3,361)
Accrued expenses..............    (1,326)       --     (1,326)
Deferred income...............      (163)       --       (163)
Other liabilities ............       (27)       --        (27)
                                 -------    ------    -------
Cash consideration               $18,898    $5,000    $23,898
                                 =======    ======    =======

     The operating results of ESC are included in the Company's consolidated results of operations for the period from September 3, 2003 (date of acquisition) to December 31, 2003.

     The $12.6 million and $7.6 million of goodwill as of December 31, 2005 and
2004 has been allocated to the Company's technical services segment and is fully deductible for U.S. tax purposes. Intangible assets acquired include $4.4 million attributable to customer relationships and licenses that are being amortized

                     QUANTA CAPITAL HOLDINGS LTD.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                           OTHERWISE STATED)

ratably over 8 years, and $0.6 million attributable to non-compete agreements that are being amortized ratably over three years.

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

                                                              2005          2004          2003
                                                          -----------   -----------   -----------

BASIC LOSS PER SHARE
Net loss ..............................................   $  (105,952)  $   (54,581)  $   (38,477)

Weighted average common shares outstanding - basic ....    57,205,342    56,798,218    31,369,001
                                                          -----------   -----------   -----------
Basic loss per share ..................................   $     (1.85)  $     (0.96)  $     (1.23)
                                                          -----------   -----------   -----------
DILUTED LOSS PER SHARE
Net loss ..............................................   $  (105,952)  $   (54,581)  $   (38,477)

Weighted average common shares outstanding ............    57,205,342    56,798,218    31,369,001
Weighted average common share equivalents
   Options ............................................            --            --            --
   Warrants ...........................................            --            --            --
Weighted average common shares outstanding - diluted ..    57,205,342    56,798,218    31,369,001
                                                          -----------   -----------   -----------
Diluted loss per share ................................   $     (1.85)  $     (0.96)  $     (1.23)
                                                          -----------   -----------   -----------

     Due to a net loss for all periods presented, the assumed net exercise of options and warrants under

                     QUANTA CAPITAL HOLDINGS LTD.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                           OTHERWISE STATED)

the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the year ended December 31, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,402,194 options and 2,542,813 warrants. For the year ended December
31, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,052,400 options and 2,542,813 warrants. For the period from May 23, 2003 (date of incorporation) to December 31, 2003, the calculation of weighted average common shares outstanding on a diluted basis excludes
2,892,900 options and 2,542,813 warrants.

     The predecessor's basic net income per share is $1.28 for the period
January 1, 2003 to September 3, 2003. The predecessor's diluted net income per share is $1.28 for the period January 1, 2003 to September 3, 2003.

6.   INVESTMENTS

     The amortized cost or cost, fair value and related gross unrealized gains and losses of fixed maturity and short-term investments as of December 31, 2005 and 2004 are as follows:

DECEMBER 31, 2005

                                                                     GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED
                                                   COST OR COST      GAINS       LOSSES     FAIR VALUE
                                                   ------------   ----------   ----------   ----------

Available-for-sale:
   Fixed maturities:
      U.S. government and government agencies ..     $201,272       $   79       $  --       $201,351
      Foreign governments ......................        8,503          176          --          8,679
      Tax-exempt municipal .....................        4,659           --          --          4,659
      Corporate ................................      159,665          111          --        159,776
      Asset-backed securities ..................       32,824            7          --         32,831
      Mortgage-backed securities ...............      255,124          113          --        255,237
                                                     --------       ------       -----       --------
         Total fixed maturities ................     $662,047       $  486       $  --       $662,533

   Short-term investments ......................       36,581            7          --         36,588
                                                     --------       ------       -----       --------
Total available-for-sale investments ...........     $698,628       $  493       $  --       $699,121

Trading:
   Fixed maturities:
      U.S. government and government agencies ..     $    896       $   --       $  (5)      $    891
      Corporate ................................       24,558        1,226        (589)        25,195
      Asset-backed securities ..................        4,602           28         (21)         4,609
      Mortgage-backed securities ...............        7,359            4        (124)         7,239
                                                     --------       ------       -----       --------
         Total fixed maturities ................     $ 37,415       $1,258       $(739)      $ 37,934

   Short-term investments ......................          382           --          --            382
                                                     --------       ------       -----       --------
Total trading investments ......................     $ 37,797       $1,258       $(739)      $ 38,316
                                                     --------       ------       -----       --------
Total investments ..............................     $736,425       $1,751       $(739)      $737,437
                                                     ========       ======       =====       ========

DECEMBER 31, 2004

                                                                     GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED
                                                   COST OR COST      GAINS       LOSSES     FAIR VALUE
                                                   ------------   ----------   ----------   ----------

Available-for-sale:
   Fixed maturities:
      U.S. government and government agencies ..     $227,024       $  641      $  (860)     $226,805
      Foreign governments ......................       16,704          735          (10)       17,429
      Tax-exempt municipal .....................        4,116          121           (3)        4,234
      Corporate ................................      134,221          833       (1,152)      133,902
      Asset-backed securities ..................       20,315            6         (170)       20,151
      Mortgage-backed securities ...............      152,727          399         (618)      152,508
                                                     --------       ------      -------      --------
         Total fixed maturities ................     $555,107       $2,735      $(2,813)     $555,029

                     QUANTA CAPITAL HOLDINGS LTD.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                           OTHERWISE STATED)

   Short-term investments ......................        4,562          115         (276)        4,401
                                                     --------       ------      -------      --------
Total available-for-sale investments ...........     $559,669       $2,850      $(3,089)     $559,430

Trading:
   Fixed maturities:
      Tax-exempt municipal .....................     $    538       $   --      $    --      $    538
      Corporate ................................       31,309           --           --        31,309
      Asset-backed securities ..................        1,382           --           --         1,382
      Mortgage-backed securities ...............        6,759           --           --         6,759
                                                     --------       ------      -------      --------
         Total fixed maturities ................     $ 39,988       $   --      $    --      $ 39,988

   Short-term investments ......................          504           --           --           504
                                                     --------       ------      -------      --------
Total trading investments ......................     $ 40,492       $   --      $    --      $ 40,492
                                                     --------       ------      -------      --------
Total investments ..............................     $600,161       $2,850      $(3,089)     $599,922
                                                     ========       ======      =======      ========

     As of December 31, 2004, the Company held, as part of its self-managed available-for-sale fixed maturity portfolio, $20.0 million of par value principal-at-risk insurance linked securities issued by a single issuer. The investment in the insurance linked security was subject to loss of principal in the event of the occurrence of certain predefined changes in mortality. As of
December 31, 2004, the fair value of the security was $20.1 million and represented approximately 3% of the Company's total cash and invested assets.
This investment was sold during 2005.

     Those available for sale securities with unrealized losses and the duration such conditions existed as of December 31, 2005, and their fair values are summarized as follows:

DECEMBER 31, 2005

                                                                          UNREALIZED LOSSES
                                                                -------------------------------------
                                                                                              TOTAL
                                                                LESS THAN   GREATER THAN   UNREALIZED
                                                   FAIR VALUE   12 MONTHS     12 MONTHS      LOSSES
                                                   ----------   ---------   ------------   ----------

Fixed maturities:
   U.S. government and government agencies .....       $--         $--           $--           $--
   Foreign governments .........................        --          --            --            --
   Tax-exempt municipal ........................        --          --            --            --
   Corporate ...................................        --          --            --            --
   Asset-backed securities .....................        --          --            --            --
   Mortgage-backed securities ..................        --          --            --            --
                                                       ---         ---           ---           ---
      Total fixed maturities ...................       $--         $--           $--           $--

Short-term investments .........................        --          --            --            --
                                                       ---         ---           ---           ---
Total temporarily impaired securities ..........       $--         $--           $--           $--
                                                       ===         ===           ===           ===

     As a result of the matters described in Note 23, due to the general uncertainty surrounding the Company resulting from A.M. Best's downgrade of the
Company's financial strength ratings and decision to explore strategic alternatives, the Company has concluded that it may no longer be able to hold its securities for a sufficient period of time to allow recovery.
Accordingly, during the fourth quarter of 2005, the Company recorded $10.2 million in other than temporary impairment losses.

     Those fixed maturity investments with unrealized losses and the duration such conditions existed as of December 31, 2004, and their fair values are summarized as follows:

DECEMBER 31, 2004

                                                                          UNREALIZED LOSSES
                                                                -------------------------------------
                                                                                              TOTAL
                                                                LESS THAN   GREATER THAN   UNREALIZED
                                                   FAIR VALUE   12 MONTHS     12 MONTHS      LOSSES
                                                   ----------   ---------   ------------   ----------

Fixed maturities:
   U.S. government and government agencies .....   $ 127,787     $  (860)        $--        $  (860)
   Foreign governments .........................       1,446         (10)         --            (10)
   Tax-exempt municipal ........................         102          (3)         --             (3)

                     QUANTA CAPITAL HOLDINGS LTD.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                           OTHERWISE STATED)

   Corporate ...................................     103,710      (1,152)         --         (1,152)
   Asset-backed securities .....................      16,818        (170)         --           (170)
   Mortgage-backed securities ..................     109,679        (618)         --           (618)
                                                   ---------     -------         ---        -------
      Total fixed maturities ...................   $ 359,542     $(2,813)        $--        $(2,813)

Short-term investments .........................        (260)       (276)         --           (276)
                                                   ---------     -------         ---        -------
Total temporarily impared securities ...........   $ 359,282     $(3,089)        $--        $(3,089)
                                                   =========     =======         ===        =======

     As of December 31, 2004, there were approximately 314 securities in an unrealized loss position. Of these securities, there were no securities that had been in an unrealized loss position for twelve months or greater.

     Due to fluctuations in interest rates, it is likely that during the time over which a fixed maturity security is owned there will be periods when the security's fair value is less than its amortized cost resulting in unrealized losses. Substantially all of the unrealized losses on the Company's fixed maturity securities as at December 31, 2004 were caused by interest rate increases during 2004. Because the unrealized losses were primarily attributable to changes in interest rates and not changes in credit quality and because the
Company had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2004. For the year ended December 31, 2004, the Company did not identify any securities with declines in value that were considered to be other-than-temporary.

     Contractual maturities of the Company's available for sale fixed maturities as of December 31, 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

DECEMBER 31, 2005

                                                AMORTIZED
                                              COST OR COST   FAIR VALUE
                                              ------------   ----------
Fixed maturities:
   Due in one year or less ................     $102,631      $102,588
   Due after one year through five years ..      237,122       237,166
   Due after five years through 10 years ..       53,362        53,576
   Due after 10 years .....................       17,565        17,722
                                                --------      --------
      Total fixed maturities ..............     $410,680      $411,052

Mortgage and asset-backed securities ......      287,948       288,069
                                                --------      --------
Total .....................................     $698,628      $699,121
                                                ========      ========

     Credit ratings of the Company's fixed maturities as of December 31, 2005 and 2004 are shown below.

                                                  DECEMBER 31, 2005           DECEMBER 31, 2004
                                              -------------------------   -------------------------
                                                AMORTIZED                   AMORTIZED
RATINGS *                                     COST OR COST   PERCENTAGE   COST OR COST   PERCENTAGE
---------                                     ------------   ----------   ------------   ----------

AAA........................................   $528,827          71.8%       $425,209        70.8%
AA.........................................     32,191           4.4%         17,793         3.0%
A..........................................    145,224          19.7%         78,743        13.1%
BBB........................................     30,183           4.1%         78,416        13.1%
                                              --------         -----        --------       -----
Total......................................   $736,425         100.0%       $600,161       100.0%
                                              --------         -----        --------       -----

* - ratings as assigned by Standard & Poor's Corporation

     The components of net investment income for the years ended December 31,
2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to
December 31, 2003 were derived from the following sources:

                     QUANTA CAPITAL HOLDINGS LTD.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                           OTHERWISE STATED)
x

                                                          2005      2004     2003
                                                        -------   -------   ------

Fixed maturities ....................................   $26,879   $16,862   $2,408
Cash, cash equivalents and short-term investments ...     1,909     1,494      780
                                                        -------   -------   ------
Gross investment income .............................    28,788    18,356    3,188
Net amortization of discount / premium ..............      (157)   (2,949)    (669)
Investment expenses .................................    (1,450)   (1,100)    (229)
                                                        -------   -------   ------
Net investment income ...............................   $27,181   $14,307   $2,290
                                                        =======   =======   ======

     Gross realized pre tax investment gains and losses for the year ended
December 31, 2005 were approximately $4.4 million and $17.4 million. Gross realized pre tax investment gains and losses for the year ended December 31,
2004 were approximately $3.4 million and $3.2 million. Gross realized pre tax investment gains and losses for the period from May 23, 2003 (date of incorporation) to December 31, 2003, were approximately $0.7 million and $0.6 million. All gains and losses were realized from the sale of fixed maturity investments, except for $10.2 million of realized losses relating to other than temporary impairment charges and $1.5 million of realized gains recognized on derivative investments during the year ended December 31, 2005.

7.   FUNDS AT LLOYD'S

     On December 9, 2004, Quanta 4000 Holdings, Ltd. deposited with Lloyd's cash and investments having on the date of deposit a market value of (pound)57.5 million, or $107.9 million, to support its underwriting activities. The Company is required to maintain Funds at Lloyd's for each underwriting year in which it writes business. The cash and investments are held by Lloyd's in its capacity as trustee of a Lloyd's Deposit Trust Deed (Third Party Deposit) dated December 23,
2004 and made between Quanta 4000 Holdings, Ltd., Quanta 4000, and Lloyd's, as
security for the underwriting obligations of Quanta 4000 (including certain obligations arising under Lloyd's byelaws and other rules). At the request of
Quanta 4000 Holdings, Ltd. and Quanta 4000, Lloyd's has appointed a custodian to hold the cash and investments on its behalf and an investment manager to manage the cash and investments in accordance within certain investment objectives and restrictions agreed between Quanta 4000 Holdings, Ltd., Quanta 4000 and Lloyd's and in accordance with investment criteria and within restrictions specified by
Lloyd's. As of December 31, 2005 and 2004, cash and investments with a market value of $114.6 million and $109.4 million are held by Lloyd's as trustee, which includes $6.3 million of investments deposited to support the Company's 2006 underwriting year. The cash and investments held by Lloyd's are included within
Notes 6 and 13(c) and may not be withdrawn until each underwriting year is closed, which generally takes three years. Also, see Note 23 for recent developments.

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
At December 31, 2005, in addition to its Funds at Lloyd's, the Company had cash and investments of $15.1 million that was held under Premium Trust Funds for payments and discharge of certain trust outgoings, and a further $13.5 million held on deposit pursuant to regulatory requirements. At December 31, 2004, the
Company did not have any amounts of further cash and investments held under
Premium Trust Funds for payments and discharge of certain trust outgoings.

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

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

     The following table summarizes these instruments and the effect on net loss and comprehensive loss for the years ended December 31, 2005 and 2004 and period from May 23, 2003 (date of incorporation) to December 31, 2003. The predecessor did not engage in derivative activities:

                                                     2005                    2004                    2003
                                           ---------------------   ---------------------   ---------------------
                                               NET                     NET                     NET
                                           CHANGE IN       NET     CHANGE IN       NET     CHANGE IN       NET
                                           UNREALIZED   REALIZED   UNREALIZED   REALIZED   UNREALIZED   REALIZED
                                              GAINS       GAINS      LOSSES      LOSSES       GAINS       GAINS
                                           ----------   --------   ----------   --------   ----------   --------

Investment derivatives..................      $108       $1,492      $(185)      $(323)       $207         $--
Mortality linked embedded derivatives...       216           42       (216)         --          --          --
                                              ----       ------      -----       -----        ----         ---
Net realized and unrealized gains
     (losses) on derivatives............      $324       $1,534      $(401)      $(323)       $207         $--
                                              ====       ======      =====       =====        ====         ===

A)   INVESTMENT DERIVATIVES

     The Company uses foreign currency forward contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency denominated fixed maturity investments. These forward currency contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in the consolidated statement of operations and comprehensive (loss)
income in the period in which they occur. These contracts generally have maturities of three months or less. As of December 31, 2005 and 2004, the net notional amount of foreign currency forward contracts was zero, with a net fair market value of zero and $(0.3) million and net unrealized losses of zero and
$(0.3) million. For the years ended December 31, 2005 and 2004, net realized gains (losses) on settled foreign currency forward contracts totaled approximately $1.4 million and $(0.4) million. During the period from May 23,
2003 (date of incorporation) to December 31, 2003, the Company did not have a realized gain or loss associated with settled foreign currency forward contracts.

     During the years ended December 31, 2005 and 2004, the Company utilized other derivative instruments such as swaps and options to manage total investment returns in accordance with its investment guidelines and recognized net realized gains on these instruments of $0.1 million and $0.1 million. As of
December 31, 2005, the fair market value of other derivative instruments was negligible and net unrealized gains of other derivative instruments was $0.1 million. As of December 31, 2004, the fair market value of other derivative instruments was negligible and net unrealized gains were $0.1 million. During the period from May 23, 2003 (date of incorporation) to December 31, 2003, the
Company did not have a realized gain or loss associated with swaps and options.

B)   MORTALITY LINKED EMBEDDED DERIVATIVE

     During the year ended December 31, 2005, the Company sold the mortality-risk-linked security that it had held since the fourth quarter of
2003. Simultaneously, it entered into a derivative total return swap agreement with an unrelated third party financial institution with reference to the same asset. The Company also entered into another derivative total return swap agreement with the same financial institution with reference to a similar mortality-risk-linked security. As a result, the Company retains all the risks and rewards of these two securities without having ownership of them. Income received from the total return swaps and any fair value adjustments are included in other income in the consolidated statement of operations. The Company records total return swaps at fair value, based on quoted market prices. Where such valuations are not available, the Company uses internal valuation models to estimate fair value. During the years ended December 31, 2005 and 2004 the
Company recorded $0.1 million and zero in unrealized gains associated with the change in fair value of these derivatives.

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

     The average credit rating of the Company's reinsurers as of December 31,
2005 is A (Excellent) by A.M. Best. As of December 31, 2005, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 22% due from Everest Reinsurance Ltd., a reinsurer rated A+ (Superior) by A.M. Best, and approximately 17% due from various Lloyd's syndicates, which are rated A (Excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of December 31, 2005.

     As of December 31, 2004, the losses and loss adjustment expenses recoverable balance in the consolidated balance sheet included approximately
48%, 16% and 11% recoverable from three reinsurers rated A+ by A.M. Best
Company, Inc. ("A.M. Best") and approximately 10% from one reinsurer rated A++
by A.M. Best.

     The Company has recorded a provision for credit losses relating to losses and loss adjustment expenses recoverable of $0.6 million during the year ended
December 31, 2005, as described in Note 2(e). The Company did not record any credit losses for the year ended December 31, 2004 or for the period from May
23, 2003 (date of incorporation) to December 31, 2003.

     The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the years ended December 31, 2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to December 31,
2003 is shown below.

YEAR ENDED                     PREMIUMS    PREMIUMS     LOSSES AND
DECEMBER 31, 2005              WRITTEN      EARNED    LOSS EXPENSES
---------------------------   ---------   ---------   -------------
Direct insurance...........   $ 367,890   $ 246,955     $ 226,547
Reinsurance assumed........     241,045     270,537       297,336
                              ---------   ---------     ---------
Gross......................     608,935     517,492       523,883
Ceded reinsurance..........    (218,894)   (153,417)     (199,799)
                              ---------   ---------     ---------
Net........................   $ 390,041   $ 364,075     $ 324,084
                              =========   =========     =========

YEAR ENDED                     PREMIUMS    PREMIUMS     LOSSES AND
DECEMBER 31, 2004              WRITTEN      EARNED    LOSS EXPENSES
---------------------------   ---------   ---------   -------------
Direct insurance...........   $136,600    $ 39,937      $ 27,397
Reinsurance assumed........    357,812     225,136       185,001
                              --------    --------      --------
Gross......................    494,412     265,073       212,398
Ceded reinsurance..........    (74,871)    (27,933)      (13,482)
                              --------    --------      --------
Net........................   $419,541    $237,140      $198,916
                              ========    ========      ========

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

PERIOD FROM MAY 23, 2003 TO    PREMIUMS    PREMIUMS     LOSSES AND
DECEMBER 31, 2003              WRITTEN      EARNED    LOSS EXPENSES
---------------------------   ---------   ---------   -------------
Direct insurance...........    $ 7,469      $  399        $  219
Reinsurance assumed........     12,996       1,601         1,008
                               -------      ------        ------
Gross......................     20,465       2,000         1,227
Ceded reinsurance..........       (405)        (60)          (36)
                               -------      ------        ------
Net........................    $20,060      $1,940        $1,191
                               =======      ======        ======

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
Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are reviewed for impairment when events or circumstances indicate that there may be impairment. The Company's impairment evaluations as of December 31, 2005 and 2004 indicated that none of its goodwill or other intangible assets was impaired.

     The carrying amount of goodwill, which primarily relates to the Company's technical services segment and is not subject to amortization, was $12.6 million and $7.6 million as of December 31, 2005 and 2004.

     The carrying amount of intangible assets that are not subject to amortization, which represent the Company's U.S. insurance licenses, was $9.1 million as of December 31, 2005 and 2004.

     The gross carrying amount and accumulated amortization for each of the
Company's classes of intangible assets that are subject to amortization as of
December 31, 2005 and 2004 are summarized in the following table:

                                          2005                            2004
                            -----------------------------   -----------------------------
                            GROSS CARRYING    ACCUMULATED   GROSS CARRYING    ACCUMULATED
                                AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                            --------------   ------------   --------------   ------------

Customer relationships...       $4,400          $1,286          $4,400           $734
Non-compete agreements...          570             443             570            255
                                ------          ------          ------           ----
   Total.................       $4,970          $1,729          $4,970           $989
                                ======          ======          ======           ====

     The amortization expense of intangible assets subject to amortization was
$0.7 million and $0.7 million for the years ended December 31, 2005 and 2004.
The estimated amortization expense in each of the five years subsequent to
December 31, 2005, is as follows: 2006, $0.7 million; 2007, $0.6 million; 2008,
$0.6 million; 2009, $0.5 million; and 2010, $0.5 million.

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

     The following table represents the activity in the reserve for losses and loss adjustment expenses for the years ended December 31, 2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003:

                                                               2005       2004       2003
                                                             --------   --------   -------

Reserve for losses and loss adjustment expenses at
   beginning of period....................................   $159,794   $  4,454   $    --
Losses and loss adjustment expenses recoverable...........     13,519      3,263        --
                                                             --------   --------   -------
Net reserve for losses and loss adjustment expenses at
   beginning of period....................................    146,275      1,191        --
Reserve for losses and loss adjustment expenses of
   Quanta Indemnity at date of acquisition................         --         --     3,472
Less losses and loss adjustment expenses recoverable......         --         --    (3,472)
                                                             --------   --------   -------
Net reserve for losses and loss adjustment expenses of
   Quanta Indemnity at date of acquisition................         --         --        --
Net losses and loss adjustment expenses incurred
   related to losses occurring in:
   Current year...........................................    320,062    198,923     1,191
   Prior years............................................      4,022         (7)       --
                                                             --------   --------   -------
Total net incurred losses and loss adjustment expenses....    324,084    198,916     1,191
Net losses and loss adjustment expenses paid related to
   losses occurring in:
   Current year...........................................     72,412     54,051        --
   Prior years............................................     53,310         --        --
                                                             --------   --------   -------
Total net paid losses and loss adjustment expenses........    125,722     54,051        --
Foreign exchange (gain) loss..............................     (1,007)       219        --
Net reserve for losses and loss adjustment expenses at
   end of period..........................................    343,630    146,275     1,191
Losses and loss adjustment expenses recoverable...........    190,353     13,519     3,263
                                                             --------   --------   -------
Reserve for losses and loss adjustment expenses at
   end of period..........................................   $533,983   $159,794   $ 4,454
                                                             ========   ========   =======

     During the year ended December 31, 2005, the Company incurred estimated ultimate net losses and loss adjustment expenses of $83.3 million related to
Hurricanes Katrina, Rita and Wilma ("2005 Hurricanes"), which represents the
Company's best estimate of losses based upon information currently available.
The Company's preliminary estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. While the Company believes that its reserves for the 2005 Hurricanes are adequate, the exact losses will be unknown for some time given the uncertainty around the industry loss estimates, the size and complexity of the 2005 Hurricanes, limited claims data and potential legal and regulatory developments related to potential

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                                OTHERWISE STATED)

losses. As a result, the Company's losses may vary significantly from the recorded estimates.

     Other than losses incurred from the 2005 Hurricanes and from hurricanes
Charley, Frances, Ivan and Jeanne ("2004 Hurricanes") during the year ended
December 31, 2004, the Company has received a limited number of other reported losses. As of December 31, 2005, the Company completed its review of loss reserves and losses incurred in each of its lines of business. As a result of this review the Company refined its expected ultimate loss ratios for certain lines of business. The adverse development on prior year loss reserves was $4.0 million, including $5.9 million of adverse development on the 2004 Hurricanes in our property reinsurance and marine, technical risk and aviation product lines and was partially offset by favorable development on our other product lines.

     For the year ended December 31, 2004, other than claims notifications received relating to the 2004 Hurricanes, for which the Company estimated ultimate net losses and loss adjustment expenses of $61.3 million, the Company had received a limited amount of other reported losses. As of December 31, 2004, the Company completed its review of loss reserves and losses incurred in each of its lines of business. As a result of this review the Company refined its expected ultimate loss ratios for certain lines of business. This review and refinement had a negligible impact on prior year loss reserves.

     Management believes that the assumptions used represent a realistic and appropriate basis for estimating the reserve for losses and loss adjustment expense as of December 31, 2005 and 2004. However, these assumptions are subject to change and the Company continually reviews and adjusts its reserve estimates and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. While management believes it has made a reasonable estimate of loss expenses occurring up to the consolidated balance sheet date, the ultimate costs of claims incurred could exceed the Company's reserves and have a materially adverse effect on its future results of operations and financial condition.

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

12.  JUNIOR SUBORDINATED DEBENTURES

     On February 24, 2005, the Company participated in a private placement of
$20.0 million of floating rate capital securities (the "Trust Preferred
Securities") issued by Quanta Trust II. The Trust Preferred Securities mature on
June 15, 2035, are redeemable at the Company's option at par beginning June 15,
2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London
Interbank Offered Rate ("LIBOR") plus 350 basis points. Quanta Trust II simultaneously issued 619 of its common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of Quanta Trust II. The Company's investment of $0.6 million in the common shares of Quanta Trust II is recorded in other assets in the consolidated balance sheet.

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

     On December 21, 2004, the Company participated in a private placement of
$40.0 million of floating rate capital securities (the "Trust Preferred
Securities") issued by Quanta Trust. The Trust Preferred Securities mature on
March 15, 2035, are redeemable at the Company's option at par beginning March
15, 2010, and require quarterly distributions of interest by Quanta Trust to the holder of the Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London

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

     Quanta Trust used the proceeds from the sale of the Trust Preferred
Securities and the issuance of its common securities to purchase $41.2 million junior subordinated debt securities, due March 15, 2035, in the principal amount of $41.2 million issued by the Company (the "Debentures"). The net proceeds of
$38.8 million, after the deduction of approximately $1.2 million of commissions paid to the placement agents in the transaction and approximately $1.2 million representing the Company's investment in Quanta Trust, to the Company from the sale of the Debentures to Quanta Trust was used by the Company to grow its specialty lines businesses and for working capital purposes.

     The Debentures were issued pursuant to an Indenture (the "Indenture"), dated December 21, 2004 in respect of Quanta Trust and dated February 24, 2005 in respect of Quanta Trust II, by and between the Company and JPMorgan Chase
Bank, N.A., as trustee. The terms of the Debentures are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the
Debentures paid by the Company will be used by Quanta Trust and Quanta Trust II to pay the quarterly distributions to the holders of the Trust Preferred
Securities. The Indenture permits the Company to redeem the Debentures (and thus a like amount of the Trust Preferred Securities) on or after March 15, 2010 in respect of Quanta Trust and June 10, 2010 in respect of Quanta Trust II. If the
Company redeems any amount of the Debentures, Quanta Trust and Quanta Trust II must redeem a like amount of the Trust Preferred Securities.

     Pursuant to a Guarantee Agreement (the "Guarantee Agreement"), dated
December 21, 2004 in respect of Quanta Trust and dated February 24, 2005 in respect of Quanta Trust II, by and between the Company and JPMorgan Chase Bank,
N.A., as trustee, the Company has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred
Securities, but only in each case to the extent of funds held by Quanta Trust and Quanta Trust II. The obligations of the Company under the Guarantee
Agreement and the Trust Preferred Securities are subordinate to all of the
Company's debt.

     The issuance costs incurred related to Quanta Trust and Quanta Trust II have been capitalized and are included in other assets in the consolidated balance sheet. Issuance costs are being amortized over the term of the
Debentures as a component of interest expense.

     Quanta Trust and Quanta Trust II are determined to be Variable Interest
Entities ("VIE") under FIN46R. The Company was not determined to be the primary beneficiary of Quanta Trust and Quanta Trust II and in accordance with FIN46R has not consolidated Quanta Trust and Quanta Trust II in the consolidated financial statements. The earnings of Quanta Trust and Quanta Trust II are included in the consolidated statement of operations and comprehensive (loss)
income.

13.  COMMITMENTS AND CONTINGENCIES

A)   CONCENTRATIONS OF CREDIT RISK

     As of December 31, 2005, substantially all of the Company's cash and cash equivalents, and investments were held by three custodians, and two custodians as of December 31, 2004. Management believes these custodians to be of high credit quality. The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The
Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below
Baa3/BBB-. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of December 31, 2005 and
2004, the largest single non-U.S. government and government agencies issuer accounted for less than 2% of the aggregate market value of the externally managed portfolios.

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                                OTHERWISE STATED)

     Other accounts receivable as of December 31, 2005 and 2004 consist principally of amounts relating to technical services engagements and include
$7.0 million and $7.3 million in billed accounts receivable and $2.5 million and
$2.3 million in unbilled amounts for work in progress. As of December 31, 2005, two customers accounted for approximately 24% and 16% of the technical services other accounts receivable balance. As of December 31, 2004, one customer accounted for approximately 37% of the technical services other accounts receivable balance. No other customers accounted for more than 10% of the technical services other accounts receivable balance as of December 31, 2005 and
2004. The Company extends credit to its customers in the normal course of business and monitors the balances of individual accounts to assess any collectibility issues. The Company, and its predecessor, have not experienced significant losses related to receivables in its technical services business in the past.

     The premiums receivable balances of $146.8 million and $146.8 million as of
December 31, 2005 and 2004 include approximately $20.3 million, or 13.8%, and approximately $30.2 million, or 20.6%, from one third party agent that sources the residential builders' and contractors' program that provides new home contractors throughout the U.S. with general liability, builders' risk and excess liability insurance coverages as well as reinsurance for warranty coverage (known as the "HBW program") The Company has not experienced any losses related to premiums receivables from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

     Concentrations related to losses and loss adjustment expenses recoverable from reinsurers are discussed further in Note 9.

B)   CONCENTRATIONS OF PREMIUM PRODUCTION

     The Company generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the year ended December 31, 2005, one broker accounted for approximately 10% of the specialty insurance segment's gross premiums written and three brokers accounted for approximately 42%, 25% and 11% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the specialty insurance or the specialty reinsurance segments' gross written premium for the year ended December 31, 2005.

     During the year ended December 31, 2004, one broker accounted for approximately 11% of the specialty insurance segment's gross premiums written and four brokers accounted for approximately 31%, 21%, 16% and 11% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the year ended December 31, 2004.

     During the period from May 23, 2003 to December 31, 2003, two brokers accounted for approximately 52% and 23% of the specialty insurance segment's gross premiums written and four brokers accounted for approximately 41%, 22%,
20% and 15% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the underwriting segments' gross written premium for the period from May 23, 2003 to December 31, 2003. The
Company's relationship with its brokers is discussed further in Note 23.

     The Company believes that all of its brokers are significant and established companies.

     During the years ended December 31, 2005 and 2004, the HBW program accounted for approximately $165.9 million, or 42.3% and $150.6 million, or
57.7%, of the specialty insurance segment gross written premiums for the years ended December 31, 2005 and 2004. The Company did not write the HBW program during the period from May 23, 2003 to December 31, 2003. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business.

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

     The Company participates in the Lloyd's of London market through Syndicate
4000 at Lloyd's and has dedicated a significant amount of its capital to the
Lloyd's business. The regulations of the Council of Lloyd's determine the amount of premium that may be written, also known as stamp capacity, based on the
Company's funds at Lloyd's. The Company will maintain funds at Lloyd's for every underwriting year in which it has business through Syndicate 4000 at Lloyd's.
These funds may not be withdrawn until each underwriting year is closed which currently takes three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year. As of December 31, 2005 and
2004, cash and investments with a market value of $143.2 million and $109.4 million are held as security in relation to the Company's underwriting at
Lloyd's.

     The Company has also issued letters of credit ("LOC") under its Credit
Agreement described in Note 18, for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space.

     The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies, and generally take the place of letter of credit requirements. In addition, the
Company holds cash and cash equivalents and investments in trust to fund the
Company's obligations associated with the assumption of environmental remediation liability.

     The fair values of these restricted assets by category at December 31, 2005 and 2004 are as follows:

                                                           2005                         2004
                                              ---------------------------   ---------------------------
                                              CASH AND CASH                 CASH AND CASH
                                               EQUIVALENTS    INVESTMENTS    EQUIVALENTS    INVESTMENTS
                                              -------------   -----------   -------------   -----------

Deposits with U.S. regulatory authorities..      $   422        $ 29,328       $   100        $ 29,356
Funds deposited with Lloyd's...............       35,472         107,759        20,018          89,343
LOC pledged assets.........................       17,865         199,342         3,000         138,553
Trust funds................................       15,544         118,686        17,662          84,403
Amounts held in trust funds related to
   deposit liabilities.....................       13,540          38,316         1,702          40,492
                                                 -------        --------       -------        --------
   Total...................................      $82,843        $493,431       $42,482        $382,147
                                                 =======        ========       =======        ========

D)   LEASE COMMITMENTS

     The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of December 31,
2005, are as follows:

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

YEAR ENDING DECEMBER 31,
------------------------
2006..................................................................   $ 5,588
2007..................................................................     5,142
2008..................................................................     3,480
2009..................................................................     3,392
2010..................................................................     3,133
2011 and thereafter...................................................    21,896
                                                                         -------
Total.................................................................   $42,631
                                                                         =======

     Total rent expense under operating leases for the years ended December 31,
2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to
December 31, 2003, was approximately $5.3 million, $4.4 million and $1.4 million.

E)   BUSINESS ACQUISITIONS

     As discussed in Note 4, under the terms of the ESC purchase agreement, the former shareholders of ESC, including certain officers and employees of the
Company, have a right to receive an earn-out payment that is contingent upon ESC achieving specified earnings targets as defined in the purchase agreement. Under the earn-out arrangements, if ESC's net income before interest, taxes, depreciation and amortization ("EBITDA") for the two-year period ending December
31, 2005, is $7.5 million or greater, the Company is obligated to pay an additional $5.0 million to ESC's previous shareholders. If EBITDA is greater than $7.0 million and less than $7.5 million for the two-year period ending
December 31, 2005 then the Company is required to pay a pro rata portion of the
$5.0 million. For the purposes of the earn-out computation, EBITDA excludes (i)
the effect of the purchase method of accounting adjustments relating to the ESC acquisition, (ii) bonuses inconsistent with ESC's past practice paid to any of
ESC's prior shareholders who remain employees of ESC, and (iii) charges or allocations from the Company to ESC for any management or overhead where the
Company provides no services to ESC.

     An accrual for an additional earn-out distribution to ESC's previous shareholders of $5.0 million as of December 31, 2005 has been recorded as an adjustment to the purchase price of ESC given ESC has achieved these EBITDA targets for the two-year period ended December 31, 2005.

F)   TAXATION

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

G)   EMPLOYMENT AND RETENTION AGREEMENTS

     The Company has entered into employment and retention agreements with certain officers and key employees that provide for severance payments and benefits under certain circumstances.

14.  TAXATION

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

     The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to become subject to additional taxation (see Note 13(f)).

     The consolidated income tax provisions for the years ended December 31,
2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to
December 31, 2003, are as follows and were allocated wholly to income from continuing operations:

                                                     2005       2004      2003
                                                   --------   -------   --------
Current tax expense (benefit) ..................   $     --   $    --   $    --
   U.S. Federal ................................         --        --        --
   U.S. State ..................................        244        --        --
   Non-U.S .....................................         --        --        --
                                                   --------   -------   -------
      Total current expense (benefit) ..........        244        --        --
                                                   --------   -------   -------
Deferred tax expense (benefit)
   U.S. Federal ................................    (11,447)   (7,318)   (6,030)
   U.S. State ..................................         --        --        --
   Non-U.S .....................................         --        --        --
   Change in valuation allowance ...............     11,447     7,318     6,030
      Total deferred expense (benefit) .........         --        --        --
                                                   --------   -------   -------
Total income tax expense (benefit) .............   $    244   $    --   $    --
                                                   ========   =======   =======

     No current U.S. Federal or foreign income taxes were paid or payable during the years ended December 31, 2005 and 2004 or the period from May 23, 2003 (date of incorporation) to December 31, 2003.

     Income tax benefit attributable to income from continuing operations for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before taxation as a result of the following:

                                                              2005       2004
                                                            --------   --------
Computed expected tax benefit ...........................   $(37,083)  $(19,103)
Foreign loss not subject to U.S. tax ....................     24,637     11,453
Income subject to tax at foreign rates ..................        653        133
Other ...................................................        346        199
Effect of valuation allowance ...........................     11,447      7,318
                                                            --------   --------
Actual income tax expense (benefit) .....................   $     --   $     --
                                                            ========   ========

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

     Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax purposes. The significant components of the net deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                                              2005       2004
                                                            --------   --------
Deferred tax assets:
   Bonus provisions .....................................   $  2,374   $    584
   Reserves for losses and loss adjustment expenses .....      3,879      1,197
   Unearned premiums ....................................      4,097      3,031
   Deferred income ......................................        380        112
   Net unrealized investment losses .....................         --        240
   Net operating loss carry forwards ....................     17,500     13,502
   Other ................................................         12          4
                                                            --------   --------
      Total deferred tax assets .........................     28,242     18,670

Deferred tax liabilities:
   Deferred acquisition costs ...........................     (1,701)    (1,129)
   Net unrealized investment gains ......................         --         --
   Amortization of intangible assets ....................       (759)      (411)
   Prepaid expenses .....................................        (98)    (2,728)
   Depreciation of property and equipment ...............       (727)    (1,020)
   Other ................................................       (162)       (34)
                                                            --------   --------
      Total deferred tax liabilities ....................     (3,447)    (5,322)
Valuation allowance .....................................    (24,795)   (13,348)
                                                            --------   --------
Net deferred tax liability ..............................   $     --   $     --
                                                            ========   ========

     As of December 31, 2005 and 2004, the Company has a net deferred tax asset relating to net operating loss carry forwards for U.S. federal income tax purposes of approximately $51.8 million and $38.4 million, which are available to offset future U.S. federal taxable income through 2023. As of December 31,
2005 and 2004, approximately $9.8 million and $2.3 million of the net operating loss carry forwards are dual consolidation losses generated by Quanta U.S. Re and can only be used to offset future taxable income earned by Quanta U.S. Re.

     As a new company with limited operating history, the realization of deferred tax assets from future taxable income and future reversals of existing taxable temporary differences is currently neither assured nor accurately determinable. Accordingly, the Company has recorded a full valuation against
100% of its net deferred tax assets as of December 31, 2005 and 2004.

15.  SHAREHOLDERS' EQUITY

A)   AUTHORIZED SHARES

     The authorized ordinary share capital of the Company consists of
200,000,000 common shares of par value $0.01 each. The following table is a summary of common shares issued and outstanding for the years ended December 31,
2005 and 2004:

                                                            2005         2004
                                                         ----------   ----------
Issued and outstanding common shares, beginning of
   period.............................................   56,798,218   56,798,218
Shares issued ........................................   13,148,643           --
                                                         ----------   ----------
Issued and outstanding common shares, end of
   period ............................................   69,946,861   56,798,218
                                                         ==========   ==========

     See Note 1 for a further discussion of 13,136,841 common shares issued during the year ended December 31, 2005. In addition, 11,802 common shares were issued to two directors in lieu of their directors

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

fees of $72 during the year ended December 31, 2005.

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

     Included in the general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income for the period from May
23, 2003 (date of incorporation) to December 31, 2003 is $16.7 million of non-cash stock compensation expense relating to (a) common shares issued to the
Founders in connection with the initial capitalization of the Company, resulting in a total expense of $15.0 million that represented the aggregate difference between the Founders' cost per share of $0.01 and the Private Offering price per share of $10.00 and (b) common shares issued to certain directors and officers of the Company, resulting in a total expense of $1.7 million that represented the difference between a cost per share to those directors and officers of $9.30 and the Private Offering price per share of $10.00.

16.  MANDATORILY REDEEMABLE PREFERRED SHARES

     The authorized preference share capital of the Company consists of
25,000,000 preferred shares of a par value of $0.01 each.

     On December 20, 2005, the Company issued 3,000,000 10.25% Series A
Preferred Shares at $25 per share, par value $0.01 per share for cash. Upon liquidation, dissolution or winding-up, the holders of the series A preferred shares will be entitled to receive from our assets legally available for distribution to shareholders a liquidation preference of $25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date fixed for distribution. Dividends on the Series A Preferred Shares will be payable on a non-cumulative basis only when, as and if declared by our board of directors, quarterly in arrears on the fifteenth day of March, June, September and December of each year, commencing on March 15, 2006. Dividends declared on the Series A
Preferred Shares will be payable at a rate equal to 10.25% of the liquidation preference per annum (equivalent to $2.5625 per share).

     On and after December 15, 2010, we may redeem the Series A Preferred
Shares, in whole or in part, at any time, at the redemption price as described in the table below, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption. We may not redeem the Series A Preferred
Shares before December 15, 2010 except that we may redeem the Series A Preferred
Shares before that date pursuant to certain tax redemption provisions as described in this prospectus supplement. If we experience a change of control, we may be required to make offers to redeem the series A preferred shares at a price of $25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption. The Series A Preferred Shares have no stated maturity and will not be subject to any sinking fund and will not be convertible into any of our other securities or property. The proceeds are being used for general corporate purposes.

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

                             Per Share
Year                     Redemption Price
----------------------   ----------------
2010..................        $28.00
2011..................        $27.40
2012..................        $26.80
2013..................        $26.20
2014..................        $25.60
2015 and thereafter...        $25.00

17.  EMPLOYEE BENEFIT PLANS

A)   PENSION PLANS

     The Company provides pension benefits to eligible employees through various defined contribution plans, including 401(k) plans, sponsored by the Company.
Under these plans, employee contributions may be supplemented by the Company matching donations based on the level of employee contribution up to certain maximum amounts. Expenses incurred relating to these plans during the years ended December 31, 2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003, totaled $1.3 million, $0.9 million and $0.1 million.

B)   OPTIONS AND STOCK BASED COMPENSATION

     In July 2003, the shareholders of the Company approved the long-term incentive plan (the "Incentive Plan"). The Incentive Plan provides for the grant to eligible employees, directors and consultants of stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, dividend equivalents and other share-based awards. The Incentive Plan is administered by the Company and the Compensation Committee of the Board of
Directors. The Compensation Committee determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the awards. Recipients of awards may exercise at any time after they vest and before they expire, except that no awards may be exercised after ten years from the date of grant.

     As of December 31, 2005 and 2004, the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000 and 5,850,000.

     I)   OPTIONS

     In accordance with SFAS 123, the fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2005: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of
4.14% and an expected life of the options of approximately 7 years. Weighted average assumptions for the year ended December 31, 2004 were: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 4.02% and an expected life of the options of approximately 7 years.Weighted average assumptions for the period from May 23, 2003 (date of incorporation) to December
31, 2003 were: a dividend yield of 0%; expected volatility of 24.0%; a risk-free interest rate of 3.75% and an expected life of the options of approximately 7 years.

     The following is a summary of stock options and related activity:

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

                                                                          PERIOD FROM MAY 23,
                           YEAR ENDED DECEMBER     YEAR ENDED DECEMBER      2003 TO DECEMBER
                                 31, 2005               31, 2004                31, 2003
                          ---------------------   --------------------   ---------------------
                                        AVERAGE                AVERAGE                AVERAGE
                           NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                            OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                          ----------   --------   ---------   --------   ---------   ---------

Outstanding - beginning
   of period...........   3,052,400     $ 9.99    2,892,900   $ 10.01           --     $   --
Granted................   1,144,608       8.66      237,000      9.62    2,892,900      10.01
Exercised..............          --         --           --        --           --         --
Forfeited..............    (794,814)     (9.83)     (77,500)   (10.02)          --         --
                          ---------     ------    ---------   -------    ---------     ------
Outstanding - end of
   period..............   3,402,194     $ 9.55    3,052,400   $  9.99    2,892,900     $10.01
                          =========     ======    =========   =======    =========     ======

     The following table summarizes information about the Company's stock options for options outstanding as of December 31, 2005:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ---------------------------------------   --------------------
                                        AVERAGE        AVERAGE                    AVERAGE
                           NUMBER OF   EXERCISE       REMAINING      NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES    OPTIONS      PRICE    CONTRACTUAL LIFE    OPTIONS      PRICE
------------------------   ---------   --------   ----------------   ---------   --------

$4.59...................      16,666    $ 4.59       6.94 years             --    $   --
$6.39...................      10,000    $ 6.39       6.69 years             --    $   --
$7.85...................     182,000    $ 7.85       6.33 years             --    $   --
$8.55 - $9.00...........     990,378    $ 8.88       6.70 years         42,125    $ 8.68
$10.00 - $10.50.........   2,155,150    $10.00       7.69 years      1,398,615    $10.00
$11.50 - $12.00.........      26,000    $11.58       8.09 years          6,500    $11.58
$12.50..................      22,000    $12.50       8.33 years          5,500    $12.50

     The Company did not incur any compensation expense relating to the grant of option awards during the years ended December 31, 2005 and 2004 and the period from May 23, 2003 (date of incorporation) to December 31, 2003 because all options granted had an exercise price that equaled the fair market value of the underlying common stock of the Company on the date of the grant.

     II)  PERFORMANCE SHARE UNITS

     During the year ended December 31, 2005, Performance Share Units were awarded to various employees pursuant to the Company's 2003 Long Term Incentive
Plan. The number of shares of common stock to be received under these awards at the end of the performance period will depend on the attainment of performance objectives based on the Company's GAAP average return on shareholders' equity over the three year period ending December 31, 2007. The grantees will receive shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

     Since unvested Performance Share Units are contingent upon satisfying performance objectives, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance Share Units are included in basic shares outstanding when issued.

     During the year ended December 31, 2005, awards for 162,223 Performance
Share Units were granted at a weighted average grant date fair value of $7.43.
During the year ended December 31, 2004 and period from May 23 (date of incorporation) to December 31, 2003, no awards for Performance Share Units were granted.

18.  CREDIT AGREEMENT

     On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement dated July
11, 2005, providing for a secured bank letter of credit

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the insurance subsidiaries that use the facility to issue letters of credit. The availability for issuances of letters of credit and borrowings is based on the amount of eligible investments pledged and the absence of material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. The facility terminates on July 11, 2008. The credit agreement has certain financial covenants, including maximum leverage ratio, minimum consolidated net worth provisions and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to
Quanta Holdings. Quanta Holdings has also unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The
Company uses the letter of credit facility primarily to provide security to its insured or reinsured clients under the terms of its insurance and reinsurance contracts. The Company was in compliance with all covenants at December 31,
2005. However, as discussed in Note 23, a further downgrade in our B++ rating from A.M. Best would be an event of default that may require the Company to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral.

19.  RELATED PARTY TRANSACTIONS

A)   FBR

     The Company entered into an advisory agreement in December 2005 with FBR.
Under this agreement, FBR may from time to time provide financial advisory advice and assistance to the Company in connection with certain mergers and acquisitions. The agreement is effective until December, 2006. Under the terms of the agreement, FBR's compensation for services provided shall be agreed between the Company and FBR on an arms-length basis.

     In connection with the Company's issuance of 13,136,841 common shares and
3,000,000 preferred shares during the year ended December 31, 2005, as discussed in Notes 1, 15 and 16, FBR received $3.4 million and $2.4 million for underwriting fees.

     In connection with the issuance by Quanta Trust and Quanta Trust II of the
Trust Preferred Securities, FBR indirectly received a portion of the $1.2 million and $0.4 million of issuance costs from the placement agents for providing financial advisory services.

     In connection with the Private Offering, FBR received a placement fee equal to 7.0% of the gross proceeds received by the Company from the sale of a portion of the securities sold in the offering. This fee was approximately $33.8 million, and was recorded as offering costs as a reduction to additional paid-in capital.

B)   ESC

     ESC has a contractual agreement with Industrial Recovery Capital Holdings
Company ("IRCC") to perform environmental remediation services for IRCC. IRCC is owned by certain shareholders and officers of the Company. As of December 31,
2005 and 2004, receivables due to ESC from IRCC were negligible. For the years ended December 31, 2005 and 2004 and for the period from May 23, 2003 (date of incorporation) to December 31, 2003, revenues related to services provided to
IRCC totaled $0.1 million, $0.2 million and $0.3 million. In addition ESC performs incidental administrative services on behalf of IRCC for no fee pursuant to an agreement entered into in connection with the acquisition of ESC.

     As described in Notes 4 and 13(e), under the terms of the ESC purchase agreement, the Company has accrued an additional $5.0 million earn-out payment that is recorded as a payable at December 31, 2005 to ESC's former shareholders, including a director, certain officers and employees of the Company.

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

20.  LITIGATION

     During the years ended December 31, 2005 and 2004, the Company became involved in various claims and legal proceedings in the normal course of its business which it believes will not be material to its financial condition, or results of operations or cash flows.

21.  STATUTORY FINANCIAL INFORMATION AND DIVIDEND RESTRICTIONS

     The Company is subject to a 30% withholding tax on certain dividends and interest received from its U.S. subsidiaries.

     The Company's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, which are Bermuda, the United States, Ireland and the United Kingdom. The regulations in Bermuda, the United States and Ireland include restrictions that limit the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities. Typically, these restrictions relate to minimum levels of solvency, capital and liquidity as defined by the relevant insurance laws and regulations. Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company in these jurisdictions as of December 31,
2005 was:

                                      BERMUDA           UNITED STATES          IRELAND
                                -------------------   -----------------   -----------------
                                  2005       2004       2005      2004      2005      2004
                                --------   --------   -------   -------   -------   -------

Required statutory capital
   and surplus...............   $122,313   $101,250   $53,539   $32,992   $ 3,555   $ 4,066
Actual statutory capital
   and surplus...............    410,749    381,213    95,382    63,934    27,724    30,030

     The differences between statutory financial statements and statements prepared in accordance with US GAAP vary by jurisdiction. However, in general the primary differences are that statutory financial statements do not reflect certain non-admitted assets, which may include deferred acquisition costs, intangible assets, and the unrealized appreciation on investments.

     The Company's U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a Company falls below the control level, the commissioner is authorized to take whatever regulatory actions considered necessary to protect policyholders and creditors.

         As at December 31, 2005, there are no statutory restrictions on the payment of dividends from retained earnings by the Company's subsidiaries in
Bermuda as the minimum statutory capital and surplus requirements were satisfied by the share capital and additional paid in capital of these Companies in all jurisdictions in which it operates. In Bermuda, certain dividend payments from retained earnings require an affidavit signed by two directors and the Principal
Representative stating that the Company's minimum statutory capital and surplus requirements are still met after the dividend. In the U.S. and Ireland, any dividend payments from retained earnings require prior approval from the insurance regulatory authorities. The Company believes that such approval is unlikely for its U.S. subsidiaries as these companies currently have accumulated losses. Further, because Quanta U.S. Re, a Bermuda company, is a subsidiary of
Quanta Indemnity, any dividends it pays to Quanta Indemnity would also be subject to the above restrictions relating to U.S. subsidiaries. At December 31,
2005, the minimum levels of solvency and liquidity were met in all jurisdictions in which the Company operates. Restrictions relating to distributions by Quanta
4000 and Quanta 4000 Holdings, Ltd. are described in Note 7. See also Note 23.

22.  SIGNIFICANT TRANSACTIONS

     Following shortly after Hurricanes Katrina and Rita, we discontinued
writing any new and most renewal property business in our property reinsurance and technical risk property business, except for our HBW program and other program business. In addition, we have retroceded substantially all the in-force business, as of October 1, 2005, in these lines (other than our program business) by a portfolio transfer to a third party reinsurer, which we refer to as the Property Transaction. The Property Transaction limits our property reinsurance and technical risk property losses to those relating to Hurricane
Wilma and those we

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

have incurred through September 30, 2005 (including incurred but not reported losses), which includes losses relating to Hurricanes Katrina and Rita. Under the Property Transaction, we also transferred all future premiums to be earned for that business and loss and acquisition expenses incurred from and after
October 1, 2005 to the third party reinsurer.

     The impact of the transfer of the property reinsurance business subject to the Property Transaction, as recorded in our results of operations in the fourth quarter of 2005, is a net expense of approximately $1.7 million. This results from ceding approximately $30.5 million of net unearned premium reserves as of
October 1, 2005 at a price of approximately $31.6 million, reflecting the agreed value of the business, and ceding two assumed property reinsurance contracts
100% from their inceptions to the third party reinsurer, which eliminates approximately $0.6 million of previously recorded net income as of October 1,
2005. In addition, during the period from October 1, 2005 to December 31, 2005, as additional risks have attached, the Company has ceded a further approximately
$16.2 million of net unearned premium reserves at a price of approximately $16.2 million.

     With respect to the transfer of the technical property risk business subject to the Property Transaction, the Company ceded approximately $10.1 million of net unearned premiums, which included additional premiums charged by the reinsurer of approximately $2.0 million, which will be expensed over the term of the retrocession agreement (October 1, 2005 to December 31, 2006) in proportion to the amount of protection provided by the retrocession agreement.
Additionally, reinsurance protections associated with the technical risk property business subject to the Property Transaction that were in-force as of
October 1, 2005 will inure to the benefit of the third party reinsurer. To the extent these reinsurance agreements expire during the term of the retrocession agreement, we will be required to purchase additional reinsurance from the third party reinsurer on August 1, 2006 for a premium of $0.8 million and may be required to purchase additional new reinsurance protections. In addition, during the period from October 1, 2005 to December 31, 2005, the Company ceded a further $0.5 million approximately of net unearned premium reserves, which included a further $0.1 million of additional premiums charged by the reinsurer.

     During the fourth quarter of 2005, we also commuted two of our casualty reinsurance treaties back to the cedant, which we refer to as the Casualty
Reinsurance Transaction. The impact of the Casualty Reinsurance Transaction which was recorded in our results of operations in the fourth quarter of 2005, is a net expense of approximately $1.2 million. This results from the Company returning approximately $17.0 million of net unearned premium to the cedant as well as the settlement of loss and loss expense reserves of approximately $25.5 million related to the applicable treaties based on the final settlement. In addition to settling all of our existing loss and loss expense reserves with respect to the treaties subject to the Casualty Reinsurance Transaction as of
September 30, 2005, we have been released from all future obligations associated with the underlying reinsurance treaties.

23.  SUBSEQUENT EVENTS

     On January 11, 2006, the Underwriters purchased an additional 130,525
10.25% Series A Preferred Shares at the offering price of $25.00 per share, following the partial exercise of the over-allotment option. The 10.25% Series A
Preferred Shares carry a liquidation preference of $25.00 per share.

     On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta
Europe, to "B++" (very good), under review with negative implications. The A.M.
Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. The downgrade and qualification of the
Company's rating with negative implications has significantly adversely affected the Company's business, its opportunities to write new and renewal business and its ability to retain key employees. Based on the deterioration in the Company's business, A.M. Best may further downgrade the Company's financial strength ratings.

     A downgrade in the Company's rating below "B++" (very good) will cause a default in the credit facility. The Company's obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit facility, the Company's lenders may require the Company to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS,
                             OR AS OTHERWISE STATED)

accomplished through the substitution or liquidation of collateral. The lenders would also have the right, among other things, to cancel outstanding letters of credit issued under the facility. Further, a downgrade in the Company's rating below "B++" (very good) will trigger termination provisions or require the posting of additional security in certain of the Company's other insurance and reinsurance contracts. As a result, the Company may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts.

     As of March 24, 2006, the Company is not writing new business in its professional liability, environmental, and marine and aviation insurance product lines or in its reinsurance and structured product lines and it has determined to run-off the surety line. Certain of the Company's insurance and many of its reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Additionally, many of the Company's other insurance contracts and certain of its reinsurance contracts provide for cancellation at the option of the policyholder regardless of the Company's financial strength rating, including the contract with its program manager of the HBW program. As of March
24, 2006, the Company had received notice of cancellation on approximately 2.3%
of its in-force policies, calculated using gross premiums written as a percentage of total gross written premiums during 2005. Based on discussions with the program manager of the HBW program, the Company understands that the program manager will divert a substantial portion of the HBW program business to other carriers. As a result, the Company estimates that the gross premiums written under the HBW program during 2006 will be less than 25% of the gross premiums written during 2005. Further, the Company has also been notified by several significant clients in its insurance and reinsurance product lines that they do not intend to renew their contracts with the Company. The Company has also been removed from the approved listing of several of its important brokers, including Aon Corporation and Marsh Inc. The downgrade of the Company's financial rating or the continued qualification of the Company's current rating continues to cause concern about its viability among brokers and other marketing sources, resulting in a movement of business away from the Company to other stronger or more highly rated carriers. The Company believes the recent downgrade of its financial rating is adversely affecting its Lloyd's operations.

     As a result of the above, the Company is working to preserve shareholder value and respond to the rating actions taken by A.M. Best. A special committee of the Company's Board of Directors has engaged FBR and J.P. Morgan Securities
Inc. as financial advisors, to assist the Company in evaluating strategic alternatives, including the potential sale of some or all of its businesses, the run off of certain product lines or the business or a combination of alternatives.

     At December 31, 2005, Quanta Bermuda's and Quanta U.S. Re's solvency and liquidity margins and statutory capital and surplus were substantially in excess of the minimum levels required by Bermuda insurance laws. At December 31, 2005,
Quanta Indemnity and Quanta Specialty Lines statutory capital and surplus exceeded their calculated risk-based capital authorized control levels. At
December 31, 2005, Quanta Europe's actual statutory capital and surplus was substantially in excess of the minimum levels required by Irish law. At December
31, 2005, Syndicate 4000 met the Financial Service Authority's capital resources requirement, and its individual capital assessment for the year ending December
31, 2006 has been reviewed and approved by Lloyd's. However, as a result of the
Company's recent ratings downgrade by A.M. Best, Lloyd's has informed Syndicate
4000 that in order for it to continue underwriting in the Lloyd's of London market during the 2007 underwriting year, Syndicate 4000 must diversify its capital base with one or more third party capital source(s), which must be in place by November 30, 2006. If Syndicate 4000 fails to meet Lloyd's capital diversification requirements by November 30, 2006, it will no longer be able to participate in the Lloyd's of London market in future underwriting years.

     As of March 27, 2006, the Company has investment balances of approximately
$814.6 million and cash and cash equivalent balances of approximately $197.1 million, totaling $1,011.7 million. These investment and cash and cash equivalent balances include approximately $260.5 million that is pledged as collateral for letters of credit, approximately $169.5 million held in trust funds for the benefit of ceding companies and to fund the Company's obligations associated with the assumption of an environmental remediation liability, $156.4 million that is held by Lloyd's to support its underwriting activities, $52.7 million held in trust funds that are related to the Company's deposit liabilities and $30.7 million that is on deposit with, or has been pledged to,
U.S. state insurance departments. After giving effect to these assets pledged or placed in trust,

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                                OTHERWISE STATED)

the Company presently has unrestricted net investment balances of $234.0 million and unrestricted net cash and cash equivalent balances of approximately $107.9 million.

     As of December 31, 2005, Quanta Holdings has cash and cash equivalent balances of $14.4 million and is able to cause Quanta Bermuda to pay it up to
$99.8 million in dividends or to lend its cash as needed to meet interest, dividend and expense requirements. However, a dividend or loan of this amount would likely have negative rating implications. Management believes that Quanta
Holdings currently has sufficient assets to pay its liabilities as they become due. However, Quanta Holdings' operating subsidiaries are subject to regulatory requirements which may restrict, and in some cases prohibit, their ability to pay dividends to Quanta Holdings.

24.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of quarterly financial data for the years ended
December 31, 2005 and 2004, and for the period from May 23, 2003 (date of incorporation) to December 31, 2003:

                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                     ENDED       ENDED       ENDED       ENDED
                                                    DECEMBER   SEPTEMBER      JUNE       MARCH
                                                    31, 2005    30, 2005    31, 2005    30, 2005
                                                   ---------   ---------   ---------   ---------

Net premium earned .............................   $  67,034   $ 100,546   $ 105,009   $  91,486
Technical service revenues .....................      15,750      16,019       8,233       7,263
Net investment income ..........................       8,778       6,991       6,187       5,225
Net realized (losses) gains on investments .....     (12,231)     (1,168)        862        (483)
Net foreign exchange gains (loss) ..............         666        (311)         88        (112)
Other (loss) income ............................        (250)      1,945       2,011       1,573
                                                   ---------   ---------   ---------   ---------
   Total revenues ..............................      79,747     124,022     122,390     104,952
                                                   ---------   ---------   ---------   ---------
Net loss and loss expenses incurred ............     (82,982)   (121,087)    (62,519)    (57,496)
Acquisition costs ..............................      (6,906)    (22,998)    (19,243)    (20,477)
Direct technical service costs .................     (13,034)    (13,133)     (5,999)     (4,861)
General and administrative expenses ............     (29,509)    (23,574)    (23,976)    (20,871)
Interest expense ...............................      (1,195)     (1,200)       (944)       (826)
Depreciation of fixed assets and amortization
   of intangible assets ........................      (1,109)     (1,079)       (959)       (842)
                                                   ---------   ---------   ---------   ---------
   Total expenses ..............................    (134,735)   (183,071)   (113,640)   (105,373)
                                                   ---------   ---------   ---------   ---------
(Loss) income before income taxes ..............     (54,988)    (59,049)      8,750        (421)
Income tax (benefit) expense ...................        (234)         35         220         223
                                                   ---------   ---------   ---------   ---------
Net (loss) income ..............................   $ (54,754)  $ (59,084)  $   8,530   $    (644)
                                                   ---------   ---------   ---------   ---------
Basic loss (income) per share ..................   $   (0.94)  $   (1.04)  $    0.15   $   (0.01)
Diluted loss (income) per share ................   $   (0.94)  $   (1.04)  $    0.15   $   (0.01)

                                                    QUARTER     QUARTER     QUARTER    QUARTER
                                                     ENDED       ENDED       ENDED      ENDED
                                                    DECEMBER   SEPTEMBER     JUNE       MARCH
                                                    31, 2004    30, 2004   30, 2004   31, 2004
                                                   ---------   ---------   --------   --------

Net premium earned .............................   $ 87,527    $ 65,523    $ 56,855   $ 27,235
Technical service revenues .....................      9,905       7,727       8,346      6,507
Net investment income ..........................      4,496       3,258       3,318      3,235
Net realized (losses) gains on investments .....       (437)        297        (827)     1,195
Net foreign exchange gains (loss) ..............        893         (43)        (96)       224
Other income ...................................      1,327         264         235        191
                                                   --------    --------    --------   --------
   Total revenues ..............................    103,711      77,026      67,831     38,587
                                                   --------    --------    --------   --------
Net loss and loss expenses incurred ............    (72,733)    (77,963)    (32,325)   (15,895)
Acquisition costs ..............................    (18,117)    (16,424)    (12,837)    (6,617)
Direct technical service costs .................     (7,740)     (5,231)     (5,827)    (4,384)

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                                OTHERWISE STATED)

General and administrative expenses ............     (18,692)    (14,294)   (14,577)   (15,829)
Interest expense ...............................         (71)         --         --         --
Depreciation of fixed assets and amortization
   of intangible assets ........................        (783)       (560)      (450)      (387)
                                                   ---------   ---------   --------   --------
   Total expenses ..............................    (118,136)   (114,472)   (66,016)   (43,112)
                                                   ---------   ---------   --------   --------
                                                   ---------   ---------   --------   --------
Net (loss) income ..............................   $ (14,425)  $ (37,446)  $  1,815   $ (4,525)
                                                   ---------   ---------   --------   --------
Basic loss per share ...........................   $   (0.25)  $   (0.66)  $   0.03   $  (0.08)
Diluted loss per share .........................   $   (0.25)  $   (0.66)  $   0.03   $  (0.08)

                                                                          PERIOD FROM
                                                    QUARTER    QUARTER      MAY 23,
                                                     ENDED      ENDED       2003 TO
                                                   DECEMBER   SEPTEMBER       JUNE
                                                   31, 2003    30, 2003     30, 2003
                                                   --------   ---------   -----------

Net premium earned .............................   $  1,940    $  3,790       $--
Technical service revenues .....................      7,890         349        --
Net investment income ..........................      1,941          --        --
Net realized gains on investments ..............        109          --        --
Other income ...................................        126          --        --
                                                   --------    --------       ---
   Total revenues ..............................     12,006       4,139        --
                                                   --------    --------       ---
Net loss and loss expenses incurred ............     (1,191)         --        --
Acquisition costs ..............................       (164)         --        --
Direct technical service costs .................     (6,136)     (2,501)       --
General and administrative expenses ............    (19,330)    (24,866)       --
Depreciation of fixed assets and amortization
   of intangible assets ........................       (333)       (101)       --
                                                   --------    --------       ---
   Total revenues ..............................    (27,154)    (27,468)       --
                                                   --------    --------       ---
                                                   --------    --------       ---
Net loss .......................................   $(15,148)   $(23,329)      $--
                                                   --------    --------       ---
Basic loss per share ...........................   $  (0.27)   $  (1.75)      $--
Diluted loss per share .........................   $  (0.27)   $  (1.75)      $--

     The following is a summary of the Predecessor's quarterly financial data for the period from January 1, 2003 to September 2003:

                                                    PERIOD FROM
                                                    JULY 1, 2003   QUARTER ENDED   QUARTER ENDED
                                                    TO SEPTEMBER        JUNE           MARCH
                                                      3, 2003         30, 2003        31, 2003
                                                   -------------   -------------   -------------
                                                   (Predecessor)   (Predecessor)   (Predecessor)

Net premium earned .............................      $    --         $    --         $    --
Technical service revenues .....................        7,120           6,959           6,271
Net investment income ..........................            2               4               8
Net realized gains (losses) on investments .....           --              --              --
Net foreign exchange gains (loss) ..............           --              --              --
Other income ...................................           --              --              --
                                                      -------         -------         -------
   Total revenues ..............................        7,122           6,963           6,279
                                                      -------         -------         -------
Net loss and loss expenses incurred ............           --              --              --
Acquisition costs ..............................           --              --              --
Direct technical service costs .................       (5,090)         (4,229)         (3,673)
General and administrative expenses ............       (1,541)         (2,152)         (2,129)
Depreciation of fixed assets and amortization
   of intangible assets ........................          (39)            (58)            (53)
                                                      -------         -------         -------
   Total expenses ..............................       (6,670)         (6,439)          5,855
                                                      -------         -------         -------

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR
                              AS OTHERWISE STATED)

                                                   -------         -------         -------
Net income .....................................   $   452         $   524         $   424

Basic loss per share ...........................   $  0.41         $  0.48         $  0.39
Diluted loss per share .........................   $  0.41         $  0.48         $  0.39

25.  SUMMARIZED SUBSIDIARY FINANCIAL INFORMATION

     Summarized unconsolidated financial data of Quanta Reinsurance Ltd. is as follows:

                                               FOR THE YEAR   FOR THE YEAR
                                                   ENDED          ENDED
                                               DECEMBER 31,   DECEMBER 31,
                                                   2005           2004
                                               ------------   ------------
Gross premiums written......................     $272,216       $341,423
Net premiums written........................      234,421        338,996
                                                 ========       ========
Net premiums earned.........................      257,115        195,110
Net investment income.......................        9,189          9,970
Net realized (losses) gains on investments..       (3,454)           123
Net foreign exchange (losses) gains.........       (1,167)           530
Other income (losses).......................          829           (141)
                                                 --------       --------
   Total revenues...........................      262,512        205,592
Net losses and loss expenses................      237,735        172,311
Acquisition expenses........................       59,474         42,870
General and administrative expenses.........       14,668         13,697
                                                 --------       --------
   Total expenses...........................      311,877        228,878
                                                 --------       --------
Net loss....................................     $(49,365)      $(23,286)
                                                 ========       ========

                                                         AS OF          AS OF
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2005           2004
                                                     ------------   -----------
ASSETS
Investments at fair value.........................    $  221,160     $198,434
Investments in affiliates, at equity .............       310,554      288,212
Cash and cash equivalents.........................        92,440       10,574
Accrued investment income.........................         1,848        1,620
Premiums receivable...............................       288,871      203,186
Losses and loss adjustment expenses recoverable...        35,390           30
Other accounts receivable.........................           754           --
Net receivable for investments sold...............         4,166           --
Loans to affiliates...............................        35,872       32,734
Deferred acquisition costs, net...................        23,991       38,072
Deferred reinsurance premiums.....................        12,461        2,070
Other assets......................................           261          177
                                                      ----------     --------
   Total assets...................................    $1,027,768     $775,109
                                                      ==========     ========
LIABILITIES
Reserve for losses and loss expenses..............    $  283,145     $122,125
Unearned premiums.................................       147,182      159,851
Reinsurance balances payable......................         9,962        1,832
Accounts payable and accrued expenses.............         6,958        4,745
Net payable for investments purchased.............            --          233
Deposit liabilities...............................         6,977           --
Deferred income and other liabilities.............         1,051           --
                                                      ----------     --------

                          QUANTA CAPITAL HOLDINGS LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR
                              AS OTHERWISE STATED)

                                                      ----------    --------
   Total liabilities..............................    $  455,275    $288,786
                                                      ----------    --------
SHAREHOLDER'S EQUITY
Common shares.....................................    $    1,000    $  1,000
Additional paid-in capital........................       645,252     509,252
Accumulated deficit...............................       (73,791)    (24,426)
Accumulated other comprehensive (loss) income.....            32         497
                                                      ----------    --------
   Total shareholder's equity.....................    $  572,493    $486,323
                                                      ----------    --------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.....    $1,027,768    $775,109
                                                      ==========    ========

                          QUANTA CAPITAL HOLDINGS LTD.
                          FINANCIAL STATEMENT SCHEDULES
                             AS OF DECEMBER 31, 2005

I    Summary of Investments Other Than Investments in Related Parties

II   Condensed Financial Information of Registrant

III  Supplementary Insurance Information

IV   Reinsurance

V    Valuation and Qualifying Accounts

VI   Supplementary Information Concerning Property/Casualty Insurance Operations
     - Not Required

                          QUANTA CAPITAL HOLDINGS LTD.
                                   SCHEDULE I
        SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2005
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

                                                                                    AMOUNT
                                                                                   AT WHICH
                                                        AMORTIZED      FAIR        SHOWN IN
                                                      COST OR COST    VALUE     BALANCE SHEET
                                                      ------------   --------   -------------

AVAILABLE-FOR-SALE:
   FIXED MATURITIES:
      U.S. government and government agencies .....     $201,272     $201,351      $201,351
      Foreign governments .........................        8,503        8,679         8,679
      Tax-exempt municipal ........................        4,659        4,659         4,659
      Corporate ...................................      159,665      159,776       159,776
      Asset-backed securities .....................       32,824       32,831        32,831
      Mortgage-backed securities ..................      255,124      255,237       255,237
                                                        --------     --------      --------
         Total fixed maturities ...................     $662,047     $662,533      $662,533
   SHORT-TERM INVESTMENTS .........................     $ 36,581     $ 36,588      $ 36,588
                                                        --------     --------      --------
TOTAL AVAILABLE-FOR-SALE INVESTMENTS ..............     $698,628     $699,121      $699,121
                                                        --------     --------      --------

TRADING:
   FIXED MATURITIES:
      U.S. government and government agencies .....     $    896     $    891      $    891
      Corporate ...................................       24,558       25,195        25,195
      Asset-backed securities .....................        4,602        4,609         4,609
      Mortgage-backed securities ..................        7,359        7,239         7,239
                                                        --------     --------      --------
         Total fixed maturities ...................     $ 37,415     $ 37,934      $ 37,934
   SHORT-TERM INVESTMENTS .........................     $    382     $    382      $    382
                                                        --------     --------      --------
TOTAL TRADING INVESTMENTS .........................     $ 37,797     $ 38,316      $ 38,316
                                                        --------     --------      --------
TOTAL INVESTMENTS .................................     $736,425     $737,437      $737,437
                                                        --------     --------      --------

                          QUANTA CAPITAL HOLDINGS LTD.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                               PARENT COMPANY ONLY

        (Expressed in thousands of U.S. dollars except for share amounts)

                                                                          DECEMBER 31,   DECEMBER 31,
                                                                              2005           2004
                                                                          ------------   ------------

ASSETS
Investments in subsidiaries on equity basis ...........................     $ 531,502      $477,318
Cash and cash equivalents .............................................        14,424            29
Other accounts receivable .............................................            --             2
Property and equipment, net of accumulated depreciation of $336
   (December 31, 2004: $138) ..........................................           518           454
Due from subsidiaries .................................................        26,551         5,810
Other assets ..........................................................         6,401         4,746
                                                                            ---------      --------
      Total assets ....................................................     $ 579,396      $488,359
                                                                            =========      ========
LIABILITIES
Accounts payable and accrued expenses .................................         6,775         1,776
Due to subsidiaries ...................................................        54,762        14,436
Junior subordinated debentures ........................................        61,857        41,238
                                                                            ---------      --------
      Total liabilities ...............................................     $ 123,394      $ 57,450
                                                                            =========      ========
REDEEMABLE PREFERRED SHARES
($0.01 par value; 25,000,000 shares authorized; 3,000,000 issued and outstanding at December 31, 2005 and none issued and outstanding
   at December 31, 2004) ..............................................     $  71,838      $     --

SHAREHOLDERS' EQUITY
Common shares
($0.01 par value; 200,000,000 shares authorized; 69,946,861 issued and outstanding at December 31, 2005 and 56,798,218 at
   December 31, 2004) .................................................     $     699      $    568
Additional paid-in capital ............................................       581,929       523,771
Accumulated deficit ...................................................      (199,010)      (93,058)
Accumulated other comprehensive income ................................           546          (372)
                                                                            ---------      --------
Total shareholders' equity ............................................     $ 384,164      $430,909
                                                                            ---------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................     $ 579,396      $488,359
                                                                            =========      ========

                          QUANTA CAPITAL HOLDINGS LTD.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                               PARENT COMPANY ONLY
                    (Expressed in thousands of U.S. dollars)

                                                                           FOR THE        FOR THE      FOR THE PERIOD
                                                                         YEAR ENDED      YEAR ENDED    FROM MAY 23 TO
                                                                         DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                                             2005           2004             2003
                                                                         ------------   ------------   --------------

REVENUES
Net investment income.................................................          139            29              --
Net foreign exchange (losses) gains...................................           (8)            4              --
                                                                           --------       -------         -------
      Total revenues..................................................          131            33              --
                                                                           --------       -------         -------
EXPENSES
Equity in net loss of subsidiaries....................................       83,392        44,819          19,090
General and administrative expenses (2003: including non-cash stock
   compensation expense of $16,725)...................................       22,471         9,660          19,384
Other expenses........................................................           22            --              --
Depreciation of fixed assets..........................................          198           135               3
                                                                           --------       -------         -------
      Total expenses..................................................      106,083        54,614          38,477
                                                                           --------       -------         -------
Loss before income taxes..............................................     (105,952)      (54,581)        (38,477)
   Income tax expense.................................................           --            --             --
                                                                           --------       -------         -------
NET LOSS..............................................................     (105,952)      (54,581)        (38,477)
                                                                           ========       =======         =======
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized investment (losses) gains arising during the period,
   net of income taxes................................................           --            --              --
Foreign currency translation adjustments..............................           --            --              --
Reclassification of net realized losses (gains) on investments
   included in net loss, net of income taxes..........................           --            --              --
                                                                           --------       -------         -------
Other comprehensive (loss) income.....................................           --            --              --
                                                                           --------       -------         -------
COMPREHENSIVE LOSS....................................................     (105,952)      (54,581)        (38,477)
                                                                           ========       =======         =======

                          QUANTA CAPITAL HOLDINGS LTD.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                               PARENT COMPANY ONLY
                    (Expressed in thousands of U.S. dollars)

                                                                               FOR THE         FOR THE YEAR     FOR THE PERIOD
                                                                            YEAR ENDED        ENDED DECEMBER    FROM MAY 23 TO
                                                                          DECEMBER 31, 2005      31, 2004      DECEMBER 31, 2003
                                                                          -----------------   --------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................      $(105,952)          $(54,581)         $ (38,477)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   (USED IN) PROVIDED BY OPERATING ACTIVITIES
   Depreciation of property and equipment .............................            198                135                  3
   Equity in net loss of subsidiaries .................................         83,392             44,819             19,090
   Non-cash stock compensation expense ................................             72                 --             16,725

   Changes in assets and liabilities:
      Other accounts receivable .......................................              2                 73                (75)
      Due from subsidiaries ...........................................        (20,741)            (5,374)              (436)
      Other assets ....................................................           (627)              (771)            (1,439)
      Accounts payable and accrued expenses ...........................          4,999                198              1,578
      Due to subsidiaries .............................................         40,326             10,769              3,667
                                                                             ---------           --------          ---------
Net cash provided by (used in) operating activities ...................          1,669             (4,732)               636
                                                                             ---------           --------          ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in subsidiaries ............................................       (136,658)           (38,776)          (461,193)
Purchases of property and equipment ...................................           (262)              (421)              (171)
                                                                             ---------           --------          ---------
Net cash used in investing activities .................................       (136,920)           (39,197)          (461,364)
                                                                             ---------           --------          ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of offering costs ........         58,217               (464)           508,078
Proceeds from issuance of preferred shares, net of offering costs .....         71,838                 --                 --
Net cash paid in acquisition of subsidiaries ..........................             --                 --            (41,704)
Proceeds from junior subordinated debentures, net of issuance costs ...         19,591             38,776                 --
                                                                             ---------           --------          ---------
Net cash provided by financing activities .............................        149,646             38,312            466,374
                                                                             ---------           --------          ---------

Increase (decrease) in cash and cash equivalents ......................         14,395             (5,617)             5,646
Cash and cash equivalents at beginning of period ......................             29              5,646                 --
                                                                             ---------           --------          ---------
Cash and cash equivalents at end of period ............................      $  14,424           $     29          $   5,646
                                                                             =========           ========          =========

                          QUANTA CAPITAL HOLDINGS LTD.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

DECEMBER 31, 2005

                                         Reserve                                     Net
                                           for                            Net      Losses   Amortization    Other
                             Deferred    Losses                Net    Investment  and Loss   of Deferred  Operating     Net
                           Acquisition  and Loss  Unearned  Premiums    Income    Expenses   Acquisition   Expenses  Premiums
Reporting segment             Costs     Expenses  Premiums   Earned       (1)        (4)        Costs      (2) (4)    Written
-------------------------  -----------  --------  --------  --------  ----------  --------  ------------  ---------  --------

Insurance (3)............    $18,884    $289,579  $245,935  $197,131    $    --   $145,197     $26,910     $65,181   $256,563
Reinsurance..............     15,572     244,404    90,615   166,944         --    178,887      42,714      25,154    133,478
Technical Services.......         --          --        --        --         --         --          --       7,595         --
Not allocated to
   individual segments...         --          --        --        --     27,181         --          --          --         --
                             -------    --------  --------  --------    -------   --------     -------     -------   --------
Total....................    $34,456    $533,983  $336,550  $364,075    $27,181   $324,084     $69,624     $97,930   $390,041
                             -------    --------  --------  --------    -------   --------     -------     -------   --------

DECEMBER 31, 2004

                                         Reserve                                     Net
                                           for                            Net      Losses   Amortization    Other
                             Deferred    Losses                Net    Investment  and Loss   of Deferred  Operating     Net
                           Acquisition  and Loss  Unearned  Premiums    Income    Expenses   Acquisition   Expenses  Premiums
Reporting segment             Costs     Expenses  Premiums   Earned       (1)                   Costs      (2) (4)    Written
-------------------------  -----------  --------  --------  --------  ----------  --------  ------------  ---------  --------

Insurance (3)............    $ 9,306    $ 53,111  $130,589  $ 75,167    $    --   $ 49,805     $14,287     $34,303   $170,321
Reinsurance..............     32,190     106,683   117,347   161,973         --    149,111      39,708      21,301    249,220
Technical Services.......         --          --        --        --         --         --          --       7,788         --
Not allocated to
   individual segments...         --          --        --        --     14,307         --          --          --         --
                             -------    --------  --------  --------    -------   --------     -------     -------   --------
Total....................    $41,496    $159,794  $247,936  $237,140    $14,307   $198,916     $53,995     $63,392   $419,541
                             -------    --------  --------  --------    -------   --------     -------     -------   --------

Period from May 23, 2003 to December 31, 2003

                                         Reserve
                                           for                            Net        Net    Amortization    Other
                             Deferred    Losses                Net    Investment   Losses    of Deferred  Operating     Net
                           Acquisition  and Loss  Unearned  Premiums    Income    and Loss   Acquisition   Expenses  Premiums
Reporting segment             Costs     Expenses  Premiums   Earned       (1)     Expenses      Costs        (2)      Written
-------------------------  -----------  --------  --------  --------  ----------  --------  ------------  ---------  --------

Insurance................    $  768      $3,446    $ 8,649   $  339     $   --     $  183       $ 24       $    --    $ 7,064
Reinsurance..............     5,848       1,008     11,395    1,601         --      1,008        140            --     12,996
Technical Services.......        --          --         --       --         --         --         --         2,657         --
Not allocated to
   individual segments...        --          --         --       --      2,290         --         --        24,814         --
                             ------      ------    -------   ------     ------     ------       ----       -------    -------
Total....................    $6,616      $4,454    $20,044   $1,940     $2,290     $1,191       $164       $27,471    $20,060
                             ------      ------    -------   ------     ------     ------       ----       -------    -------

(1)  Because the Company does not manage its assets by segment, net investment income is not allocated to the individual segments.

(2)  The Company did not allocate general administrative expenses to its insurance and reinsurance segments individually during the period from May
     23, 2003 to December 31, 2003. General and administrative expenses incurred by the Technical Services segment have been allocated directly.

(3)  During the year ended December 31, 2005, the Company changed the composition of its reportable segments such that the Lloyd's operating segment, which was previously a reportable segment, is aggregated with the
     Company's specialty insurance reportable segment. The December 31, 2004 balances have been restated to conform with the presentation for the year ended December 31, 2005.

(4)  For the years ended December 31, 2005 and 2004, inter-segment elimination of $3.1 million and $2.3 million for general and administrative expenses and $0.2 million and none for net losses and loss expenses have been eliminated against Technical Services general and administrative expenses and Insurance segment net losses and loss expenses.

                          QUANTA CAPITAL HOLDINGS LTD.
                                   SCHEDULE IV
                                   REINSURANCE
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

DECEMBER 31, 2005

                                                                                                  PERCENTAGE
                                                               CEDED TO     ASSUMED                OF AMOUNT
                                                                OTHER     FROM OTHER      NET       ASSUMED
Premiums                                             GROSS    COMPANIES    COMPANIES    AMOUNT      TO NET
                                                   --------   ---------   ----------   --------   ----------

Property and liability insurance................   $367,890    $218,894    $241,045    $390,041       62%

DECEMBER 31, 2004

                                                                                                  PERCENTAGE
                                                               CEDED TO     ASSUMED                OF AMOUNT
                                                                OTHER     FROM OTHER      NET       ASSUMED
Premiums                                             GROSS    COMPANIES    COMPANIES    AMOUNT      TO NET
                                                   --------   ---------   ----------   --------   ----------

Property and liability insurance................   $136,600    $74,871     $357,812    $419,541       85%

PERIOD FROM MAY 23, 2003 TO DECEMBER 31, 2003

                                                                                               PERCENTAGE
                                                             CEDED TO     ASSUMED               OF AMOUNT
                                                              OTHER     FROM OTHER     NET       ASSUMED
Premiums                                            GROSS   COMPANIES    COMPANIES    AMOUNT     TO NET
                                                   ------   ---------   ----------   -------   ----------

Property and liability insurance................   $7,469      $405       $12,996    $20,060       65%

                          QUANTA CAPITAL HOLDINGS LTD.
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)
                        VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                BALANCE AT   CHARGED TO                BALANCE AT
                                                 BEGINNING    COSTS AND                  END OF
                                                 OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                ----------   ----------   ----------   ----------

DEFERRED TAX VALUATION ALLOWANCE:
December 31, 2005                                 $13,348      $13,254      $  --        $26,602
December 31, 2004                                 $ 6,130      $ 7,218      $  --        $13,348
Period from May 23, 2003 to December 31, 2003     $    --      $ 6,130      $  --        $ 6,130

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 31, 2005                      $    --      $    --      $  --        $    --
Year Ended December 31, 2004                      $   362      $     1      $(363)       $    --
Period from May 23, 2003 to December 31, 2003     $   362      $    --      $  --        $   362

ALLOWANCE FOR LOSSES AND LOSS ADJUSTMENT
   expenses recoverable:
Year Ended December 31, 2005                      $    --      $   639      $  --        $   639
Year Ended December 31, 2004                      $    --      $    --      $  --        $    --
Period from May 23, 2003 to December 31, 2003     $    --      $    --      $  --        $    --

                                  Exhibit Index

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
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

    4.1   Memorandum of Association of the Company (included as Exhibit 3.1)

    4.2   Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)

    4.3   Form of Common Share Certificate (incorporated by reference from
          Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement
          on Form S-1/A (No. 333-111535) filed on February 13, 2004)

    4.4   Certificate of Designation setting forth the designation, powers, preferences and rights and the qualifications, limitations and restrictions of the Company's 10.25% Series A Preferred Shares
          (incorporated by reference from Exhibit 4.1 to the Company's Current
          Report on Form 8-K dated December 20, 2005)

    4.5   Form of Share Certificate evidencing the Company's 10.25% Series A
          Preferred Shares (incorporated by reference from Exhibit 4.2 to the
          Company's Current Report on Form 8-K dated December 20, 2005)

   10.1+  Employment Agreement of Michael J. Murphy, dated September 3, 2003
          (incorporated by reference from Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (No. 333-111535) filed on December
          24, 2003)

   10.2+  Amendment to Employment Agreement dated as of March 18, 2005 between
          Quanta Capital Holdings Ltd. and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form
          8-K dated March 22, 2005)

   10.3+  Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the
          Company's Current Report on Form 8-K dated June 8, 2005)

   10.4*+ Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan

   10.5*+ Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan

                                       151

   10.6+  Option Agreement between the Company and Tobey J. Russ, dated
          September 3, 2003 (incorporated by reference from Exhibit 10.4 to the
          Company's Registration Statement on Form S-1 (No. 333-111535) filed on
          December 24, 2003)

   10.7+  Option Agreement between the Company and Michael J. Murphy, dated
          September 3, 2003 (incorporated by reference from Exhibit 10.5 to the
          Company's Registration Statement on Form S-1 (No. 333-111535) filed on
          December 24, 2003)

   10.8   Warrant dated September 3, 2003 granted by the Company to Russ Family,
          LLC (incorporated by reference from Exhibit 10.7 to the Company's
          Registration Statement on Form S-1 (No. 333-111535) filed on December
          24, 2003)

   10.9   Warrant dated September 3, 2003 granted by the Company to CPD &
          Associates, LLC (incorporated by reference from Exhibit 10.8 to the
          Company's Registration Statement on Form S-1 (No. 333-111535) filed on
          December 24, 2003)

  10.10   Warrant dated September 3, 2003 granted by the Company to BEM
          Specialty Investments, LLC (incorporated by reference from Exhibit
          10.9 to the Company's Registration Statement on Form S-1 (No.
          333-111535) filed on December 24, 2003)

  10.11   Registration Rights Agreement by and among the Company, Friedman,
          Billings, Ramsey & Co., Inc., MTR Capital Holdings, LLC and BEM
          Investments, LLC, dated September 3, 2003 (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1
          (No. 333-111535) filed on December 24, 2003)

  10.12+  Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004
          (incorporated by reference from Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated July 26, 2005)

  10.13+  Employment Agreement of Gary G. Wang, dated July 7, 2003 (incorporated by reference from Exhibit 10.12 to the Company's Amendment No. 1 to
          Registration Statement on Form S-1/A (No. 333-111535) filed on
          February 13, 2004)

  10.14   Registration Rights Agreement by and among the Company and the Nigel
          W. Morris Revocable Trust dated as of March 23, 2004 (incorporated by reference from Exhibit 10.13 to the Company's Amendment No. 2 to
          Registration Statement on Form S-1/A (No. 333-111535) filed on April
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

                                       152

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
          Bros. & Company (incorporated by reference from Exhibit 10.01 to the
          Company's Current Report on Form 8-K dated March 1, 2005)

  10.22   Guarantee Agreement, dated February 24, 2005, by and between Quanta
          Capital Holdings Ltd. and JPMorgan Chase Bank, National Association
          (incorporated by reference from Exhibit 10.02 to the Company's Current
          Report on Form 8-K dated March 1, 2005)

  10.23   Indenture, dated as of February 24, 2005, between Quanta Capital
          Holdings Ltd. and JPMorgan Chase Bank, National Association, as
          trustee (incorporated by reference from Exhibit 10.03 to the Company's
          Current Report on Form 8-K dated March 1, 2005)

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
          Exhibit 10.04 to the Company's Current Report on Form 8-K dated March
          1, 2005)

  10.25   Junior Subordinated Debt Security due 2035 issued by Quanta Capital
          Holdings Ltd., dated February 24, 2005 (incorporated by reference from
          Exhibit 10.05 to the Company's Current Report on Form 8-K dated March
          1, 2005)

  10.26   Form of Capital Securities Certificate (incorporated by reference from
          Exhibit 10.06 to the Company's Current Report on Form 8-K dated March
          1, 2005)

  10.27   Common Securities Certificate dated February 24, 2005 (incorporated by reference from Exhibit 10.07 to the Company's Current Report on Form
          8-K dated March 1, 2005)

  10.28   Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP
          Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG
          New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank,
          N.A., as Administrative Agent (incorporated by reference from Exhibit
          10.01 to the Company's Current Report on Form 8-K dated July 15, 2005)

                                       153

  10.29   Second Consent to Credit Agreement among the Company, JP Morgan, Chase
          Bank, Bank of America, N.A., Calyon Bank, New York Branch and the
          other lenders named therein, dated February 16, 2005 (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on For
          10-K for the year ended December 31, 2004 filed on March 31, 2005)

  10.30*  Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance
          Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd.

  10.31*  Treaty Property Reinsurance Binder dated November 18, 2005, between
          Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance
          US Ltd., and Quanta Specialty Lines Insurance Company and Arch
          Reinsurance Ltd.

  10.32*  Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and
          certain of its subsidiaries

  10.33+  Separation Agreement and General Release, effective January 3, 2006, by and between Quanta Capital Holdings Ltd. and Tobey J. Russ
          (incorporated by reference from Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated January 9, 2006)

  10.34*+ Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan

  10.35*+ Retention Agreement by and between Quanta Capital Holdings Ltd. and
          Jonathan J.R. Dodd, dated March 30, 2006

     12*  Computation of Ratio of Earnings to Combined Fixed Charges and
          Preferred Dividends

     21*  List of subsidiaries of the Company

     23*  Consent of PricewaterhouseCoopers LLP

   31.1*  Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2*  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1*  Certification of Principal Executive Officer of Quanta Capital
          Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

   32.2*  Certification of Principal Financial Officer of Quanta Capital
          Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

----------
*    Filed herewith
+    Represents a management contract or compensatory plan arrangement

                                       154