Form 10-K/A
period 2005-12-31
QUANTA CAPITAL HOLDINGS LTD
filed 2006-04-28
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File number:    000-50885

QUANTA CAPITAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Victoria Street Hamilton, Bermuda HM	HM 11
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:    (441) 294-6350

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value $0.01 Series A Preferred Shares, Par Value $0.01	Nasdaq National Market Nasdaq National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this ‘‘Amendment’’) amends Quanta Capital Holdings Ltd.'s (the ‘‘Company’’) annual report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 31, 2006 (the ‘‘Original Filing’’). The Company is filing this Amendment to include the information required by Part III and not included in the Original Filing as the Company will not file its definitive proxy statement within 120 days of the end of the Company's fiscal year ended December 31, 2005. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and Exhibit 10.1.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the terms ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to Quanta Capital Holdings Ltd. and its subsidiaries.

QUANTA CAPITAL HOLDINGS LTD.
FORM 10-K

i

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table lists the name, age and position of our directors and executive officers. The biographies of each of these individuals are also set forth below.

Name	Age	Position
James J. Ritchie	52	Chairman of the Board
Michael J. Murphy	55	Deputy Chairman of the Board and Chairman of the Office of Strategic Innovation
Robert Lippincott, III	59	Interim Chief Executive Officer, President and Director
Roland C. Baker	67	Director
Nigel W. Morris	47	Director
W. Russell Ramsey	46	Director
Robert B. Shapiro	56	Director
Jonathan J.R. Dodd	36	Chief Financial Officer
Gary G. Wang	42	Chief Risk Officer

James J. Ritchie — 52 — Chairman of the Board.    Mr. Ritchie has served as a director since September 2003 and as Chairman of the Board since October 2005. As non-executive Chairman of the Board, Mr. Ritchie leads the work of the Board particularly with respect to our strategy development and monitoring its execution. He has over 28 years of experience in the insurance and financial services industries, particularly in the U.S. and international insurance and reinsurance industries. From February 2001 until May 2003, he served as managing director and chief financial officer of White Mountains Insurance Group, Ltd.'s OneBeacon Insurance Company and served as a group chief financial officer for White Mountains Insurance Group, Ltd. From December 2000 until February 2001, Mr. Ritchie was a consultant for White Mountains Insurance Group, Ltd. From 1986 until 2000, Mr. Ritchie held various positions with CIGNA Corporation including chief financial officer of the company's international division and head of its internal audit division. Prior to Mr. Ritchie's insurance career, from 1977 until 1986, he served in the audit group at Price Waterhouse, including as a senior audit manager. Mr. Ritchie is also a member of the board of directors and chairman of the audit committee of Ceres Group, Inc., a public company engaged in an array of health and life insurance products and is a member of the board of directors, audit and compensation committee of KMG America Corporation, a public company engaged in life and health insurance risk assumption, third-party administration and medical management services. He is a Certified Public Accountant and participates in various industry groups, including Financial Executives International, the National Association of Corporate Directors, the American Institute of Certified Public Accountants and the Institute of Internal Auditors.

Michael J. Murphy — 55 — Deputy Chairman of the Board and Chairman of the Office of Strategic Innovation.    Mr. Murphy was appointed as our Deputy Chairman of the Board in 2003. He served as our Chief Operating Officer from 2003 until March 2005. He has served as our Chairman of the Office of Strategic Innovation since March 2005. From January 2001 to June 27, 2003, Mr. Murphy served as executive vice president of CFS where he was responsible for Chubb's environmental solutions business. Mr. Murphy was also the chairman of the board of directors and co-founder of Environmental Strategies Corporation (‘‘ESC’’). He has over 25 years of experience in risk analysis and has played an active role in the development of environmental policy and technical risk assessment procedures for the environmental insurance industry. Prior to co-founding ESC, he was the chief operating officer of Risk Science International, a corporate division of Frank B. Hall & Co. Mr. Murphy was formerly appointed to the World Health Organization's Expert Advisory Consultation of Environmental Risk Management and testified on waste policy issues before the House of Lords Conference to assist in establishing U.K. waste policy.

Robert Lippincott III — 59 — Interim Chief Executive Officer, President and Director.    Mr. Lippincott was appointed as our Interim Chief Executive Officer and President on November 21, 2005. He has served as a director since March 2005 and prior to his appointment as our Interim Chief Executive Officer, he also served on our Audit Committee. Mr. Lippincott has been the president of Lippincott Consulting Holding LLC, which provides consulting services to the insurance and reinsurance industries since January 2005. From April 2003 until December 2004, Mr. Lippincott served as executive vice president of Towers Perrin Reinsurance, a reinsurance intermediary. From October 1983 to March 2003, Mr. Lippincott served in a number of positions at the AXA group of insurance companies, most recently, from January 2001 to February 2003 as the chairman, president and chief executive officer of AXA Re Property and Casualty Insurance Company. He was also the founder of the U.S. reinsurance operations of AXA Reinsurance Company. Prior to his employment with AXA, Mr. Lippincott served in various positions at Tokyo Reinsurance Company, MONY Reinsurance Company, INA Reinsurance Company and Aetna Casualty and Surety Company. Mr. Lippincott currently also serves as a director of privately held AXA Art Insurance Company where he is a member of the compensation committee. He was also the former president and director of the Independent Reinsurance Underwriters Association of America.

Roland C. Baker — 67 — Director.    Mr. Baker has served as a director since February 2006. He has more than 35 years experience in the insurance industry. He served as president of First Penn-Pacific Life Insurance Company, a member of the Lincoln Financial Group, from 1995 until his retirement in 2001. Since his retirement in 2001, Mr. Baker has served as a consultant to the insurance industry and as adjunct professor of finance at Northeastern Illinois University. Mr. Baker also serves as a director and a member of the audit committee of Ceres Group, Inc., a public company engaged in an array of health and life insurance products, and has served on the board of directors of American College, American Council of Life Insurers and the American Insurance Association. He is a Certified Public Accountant, a Chartered Life Underwriter, and a Fellow of the Life Insurance Management Institute.

Nigel W. Morris — 47 — Director.    Mr. Morris has served as a director since September 2003. He is the president of Ffestiniog Company LLC., an investment company. Until April 2004, he was the vice chairman of the board of directors of Capital One Financial Corporation (‘‘Capital One’’), a leading provider of consumer financial products, which he co-founded in 1995. From 1995 until May 2003, Mr. Morris was the president and chief operating officer of Capital One. Mr. Morris has been named, among other honors, ‘‘Entrepreneur of the Year’’ in July 1999 by the London Business School. He is currently a member of the governing body of the London Business School and serves on the board of directors and the audit committee of The Economist Group. He is a trustee of New Philanthropy Capital, a charity in the United Kingdom that develops and encourages more effective charitable giving worldwide.

W. Russell Ramsey — 46 — Director.    Mr. Ramsey has served as a director since September 2003.  He is currently the chairman and chief executive officer of Ramsey Asset Management LLC.  Mr. Ramsey is also a co-founder of Friedman, Billings, Ramsey Group, Inc., a national investment bank, where he has been a director since its inception in 1989. Further, Mr. Ramsey served as president and secretary of Friedman, Billings, Ramsey Group, Inc. from 1989 to 1999 and served as its president and co-chief executive officer from 1999 to December 2001. Mr. Ramsey is on the board and audit and governance committees of JER Investors Trust, a company which invests in and originates real estate financial products, primarily commercial mortgage-backed securities and nonconforming mezzanine and other mortgage loans. He also serves on the board of trustees of George Washington University and is a member of the advisory council of the National Geographic Society.

Robert B. Shapiro — 56 — Director.    Mr. Shapiro has served as a director since February 2006. He currently is also Of Counsel with the Jorden Burt LLP specializing in insurance operations, mergers and acquisitions, financial transactions and compliance. Before joining Jorden Burt LLP in May 2005, he practiced with The Bernstein Law Firm from 1983 to 2005. He also practiced with the U.S. Securities and Exchange Commission.

Jonathan J.R. Dodd — 36 — Chief Financial Officer.    Mr. Dodd joined the Company in September 2003 and has 15 years of finance and insurance industry experience. Mr. Dodd was appointed as Chief Financial Officer in November 2005. Prior to serving as Chief Financial Officer, Mr. Dodd has served as Interim Chief Financial Officer from July 2005 to November 2005 and as Group Controller from September 2003 to July 2005. Before joining the Company, he served for approximately three years as director and the head of finance and operations for Allianz Risk Transfer — North America. His prior experience also includes a management position at Centre Solutions Ltd. and serving as a senior audit manager at KPMG LLP.

Gary G. Wang — 42 — Chief Risk Officer.    Mr. Wang was appointed our Chief Risk Officer in September 2003. Prior to joining us, Mr. Wang served as senior vice president and director of research at CFS since December 2002. He has ten years of experience in the financial services industry, including service as head of Asia Risk Finance of Barclays Capital Asia, an investment banking subsidiary of Barclays Capital, from February 1998 to May 2000, senior derivatives trader of Barclays Capital New York from May 1996 to February 1998 and senior quantitative analyst at Wells Fargo Bank from January 1994 to May 1996. He is a co-founder of China Network International, a telecom services company in China. He also serves as a director of China Risk Finance and Jade Capital Management, both of which are privately held companies engaged in consumer credit and direct investment businesses in China.

Audit Committee

The audit committee assists our board of directors and our management to ensure that we consistently act with integrity and accuracy in financial reporting. The audit committee's responsibilities include:

•	selecting and reviewing our independent registered public accounting firm and their services;

•	reviewing and discussing with appropriate members of our management our audited financial statements, related accounting and auditing principles, practices and disclosures;

•	reviewing and discussing our quarterly financial statements prior to the filing of those quarterly financial statements;

•	establishing procedures for the receipt of, and response to, any complaints received by us regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

•	reviewing the accounting principles and auditing practices and procedures to be used for our financial statements and reviewing the results of those audits; and

•	monitoring the adequacy of our operating and internal controls as reported by management and the independent registered public accounting firm or internal auditors.

James J. Ritchie is the chairman of our audit committee and the other members of our audit committee are Nigel W. Morris, Roland C. Baker and Robert B. Shapiro. The board has determined that each member of the audit committee is independent within the meaning of the Nasdaq Stock Market listing standards, satisfies the financial literacy requirements of the Nasdaq Stock Market listing standards and that James J. Ritchie and Roland C. Baker are audit committee financial experts as that term is defined under Item 401(h) of Regulation S-K.

References to the independence of directors serving on the audit committee are not deemed to be ‘‘soliciting material’’ or ‘‘filed’’ with the Securities and Exchange Commission (the ‘‘SEC’’), are not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executives, officers and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended December 31, 2005, all filing requirements applicable to its executive officers, directors and greater than ten-percent beneficial owners were complied with, except for the following Form 4 late filings:

•	March 8, 2005 stock option grant, and December 8, 2005 stock option grant, to Jonathan J.R. Dodd was filed on December 15, 2005;

•	March 8, 2005 stock option grant to Gary G. Wang was filed on December 15, 2005;

•	December 8, 2005 acquisition of common shares by James J. Ritchie was filed on December 30, 2005;

•	December 20, 2005 acquisition of series A preferred shares by James J. Ritchie and his spouse was filed on February 8, 2006; and

•	December 20, 2005 acquisition of series A preferred shares by Michael J. Murphy was filed on February 8, 2006.

Code of Ethics

We have adopted a code of ethics entitled ‘‘Code of Business Conduct,’’ which applies to all employees, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of our Code of Business Conduct is published on our website, at www.quantaholdings.com, under the ‘‘Investor Information’’ caption. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business conduct and Ethics by filing a Current Report on Form 8-K with the SEC.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information for our Interim Chief Executive Officer, our former Chief Executive Officer and the most highly compensated executive officers (the ‘‘Named Executive Officers’’) for the three years ended December 31, 2005:

			Annual Compensation						Long Term Compensation Awards
Name and Principal Position	Year		Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs(#)(1)		All Other Compensation ($)
Robert Lippincott III	2005		$95,404	(3)	$—		$—		25,000	(4)	$—
Interim Chief Executive Officer	2004		—		—		—		—		—
and President(2)	2003		—		—		—		—		—
	2005		253,409		75,000		96,000	(6)	24,835		—
Jonathan J.R. Dodd	2004		—		—		—		—		—
Chief Financial Officer(5)	2003		—		—		—		—		—
	2005		350,000		—		—		9,529		—
Gary G. Wang	2004		350,000		—		—		—		—
Chief Risk Officer	2003	(7)	116,667		320,833	(8)	—		20,000		—
Tobey J. Russ	2005		667,788		—		—		—		3,125,769	(10)
Former Chairman of the Board,	2004		750,000		—		—		—		—
President and Chief Executive Officer(9)	2003	(7)	250,000		250,000		—		649,830		—
	2005		241,827		—		—		—		177,259	(12)
John S. Brittain Jr.	2004		365,144		50,000	(13)	—		—		94,188	(14)
Former Chief Financial Officer(11)	2003		—		—		—		100,000	(15)	—
Michael J. Murphy
Deputy Chairman of the Board and	2005		600,000		—		—		—		—
Chairman of the Office of Strategic	2004		600,000		—		—		—		—
Innovation(16)	2003	(7)	200,000		200,000		—		565,070		—

(1)	Amounts represent options to acquire common shares.

(2)	Mr. Lippincott joined the Company in March 2005 as a director on the Board and was appointed Interim Chief Executive Officer and President on November 21, 2005.

(3)	Includes $29,250 of fees received for director service in 2005 prior to his appointment as Interim Chief Executive Officer.

(4)	Mr. Lippincott received options to purchase 25,000 shares with an exercise price of $8.92 per share upon his appointment as a director on March 8, 2005.

(5)	Mr. Dodd was appointed Interim Chief Financial Officer on July 20, 2005 and was appointed Chief Financial Officer on November 21, 2005. See section entitled ‘‘Employment Agreements’’ below.

(6)	Amount represents housing allowance.

(7)	No compensation was paid to the Named Executive Officers prior to September 3, 2003.

(8)	Includes a sign-on bonus of $58,333 paid to Mr. Wang at the commencement of his employment in September 2003.

(9)	On October 24, 2005, Mr. Russ resigned as Chairman of the Board of the Company. Effective November 21, 2005, Mr. Russ resigned as the Company's President and Chief Executive Officer pursuant to the terms of a separation agreement and general release entered into between Mr. Russ and the Company on January 3, 2006. See section entitled ‘‘Separation and Release Agreements’’ below.

(10)	Amounts represent a $3,105,769 severance payment (including $43,269 in unused vacation) and $20,000 paid in outplacement services.

(11)	Effective July 20, 2005, Mr. Brittain resigned as the Company's Chief Financial Officer pursuant to the terms of a separation agreement and general release entered into between Mr. Brittain and the Company on August 5, 2005. See section entitled ‘‘Separation and Release Agreements’’ below.

(12)	Amount represents a $156,250 severance payment, $18,000 paid in outplacement services and $3,009 paid for medical insurance.

(13)	Consists of a sign-on bonus of $50,000 paid to Mr. Brittain at the commencement of his employment in January 2004.

(14)	Consists of relocation costs paid to Mr. Brittain.

(15)	These options were granted in connection with the acceptance of employment by Mr. Brittain on December 15, 2003 and were forfeited upon his resignation.

(16)	On March 18, 2005, Michael J. Murphy commenced transitioning from his position as our Chief Operating Officer to his new role as our Chairman of the Office of Strategic Innovation. Mr. Murphy remains our Deputy Chairman of the Board of Directors.

Option Grants

The following table sets forth certain information concerning individual grants of stock options made during the year ended December 31, 2005 to each of the Named Executive Officers.

Option/SAR Grants in Last Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Option/SARs Granted (#)(1)		Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh)	Expiration Date	5% ($)	10% ($)
Robert Lippincott III	25,000	(2)	1.85%	$8.92	3/8/2015	$140,244	$355,405
Jonathan J.R. Dodd	8,169	(2)	0.60%	8.92	3/8/2012	29,664	69,131
	16,666	(3)	1.23%	4.59	12/8/2012	31,142	72,574
Gary G. Wang	9,529	(2)	0.70%	8.92	3/8/2012	34,603	80,640

(1)	Amounts represent options to acquire common shares.

(2)	These options vest in four equal installments on March 8 of 2006, 2007, 2008 and 2009.

(3)	These options vest in four equal installments on December 8 of 2006, 2007, 2008 and 2009.

Fiscal Year-End Option Values

The following table sets forth the number of unexercised options segregated by those that were exercisable and those that are unexercisable at December 31, 2005 and the value of in-the-money options segregated by those that were exercisable and those that were unexercisable at December 31, 2005 for the Named Executive Officers. The Named Executive Officers did not exercise any options during 2005.

Aggregated Option/SAR Exercises in Last
Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) (1)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert Lippincott III	—	$—	6,250	18,750	$—	$—
Gary G. Wang	—	—	12,382	17,147	—	—
Tobey J. Russ	—	—	649,830	—	—	—
John S. Brittain, Jr.	—	—	—	—	—	—
Michael J. Murphy	—	—	282,534	282,536	—	—

(1)	Amounts represent options to acquire common shares.

Long-Term Incentive Awards

The following table sets forth certain information regarding each award made under any long-term incentive plan (‘‘LTIP’’) during the year ended December 31, 2005 to each of the Named Executive Officers.

Long-Term Incentive Plans — Awards in Last Fiscal Year

			Estimated Future Payouts under Non-Stock Price-Based Plans
Name	Number of Shares, Units or other Rights (#)	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Jonathan J.R. Dodd (1)	994	3 years	(1)	(1)	(1)
Gary G. Wang (1)	1,160	3 years	(1)	(1)	(1)

(1)	Amount represents performance shares that will vest based on the Company's achievement of average return on equity over the three year period ending December 31, 2007, as calculated in accordance with U.S. Generally Accepted Accounting Principles. On March 8, 2008, Messrs. Dodd and Wang will receive a percentage of the performance shares based on the average return on equity as set forth below:

Average Return on Equity	Number of Shares
Less than 12%	0%
12% or more and less than 20%	50%
20% or more and less than 25%	100%
25% or more and less than 30%	200%
30% or more	300%

Non-Employee Director Compensation

We pay each non-employee director annual cash compensation of $30,000 unless these directors elect to receive shares as provided by our 2003 long term incentive plan. We also pay the chairperson of our audit committee annual cash compensation of $15,000 and all other committee chairpersons annual cash compensation of $10,000. In addition, we pay each non-employee director a $2,000 fee for each board and committee meeting attended. Upon joining the board of directors, each non-management director also receives a one-time grant of options to purchase 25,000 shares with an exercise price equal to the closing price of the shares on Nasdaq on the date of the grant. In 2005, Mr. Lippincott received such a grant of options with an exercise price of $8.92 per share upon his appointment as director on March 8, 2005. The terms and conditions of these stock options are governed by the 2003 long term incentive plan. Beginning in 2006, each non-employee director will also receive an annual grant of restricted shares in an amount equal to $20,000 divided by the closing price of the common shares on the day of the grant and vesting in equal installments over a two year period, which was approved by the compensation committee of the board of directors on April 27, 2006. These restricted shares will not be forfeited unless the non-employee director voluntarily resigns as a member of the board of directors or is removed as a member of the board of directors for cause.

In connection with his election as Chairman of the Board on October 24, 2005, Mr. Ritchie was granted 52,521 restricted shares in December 2005. These restricted shares were issued to Mr. Ritchie in January 2006 and vest over a two-year period in annual installments with the first half vesting on October 24, 2006 and the second half vesting on October 24, 2007. On April 27, 2006, Mr. Ritchie was granted an additional 60,377 restricted shares, which vest on April 27, 2007. All of Mr. Ritchie's restricted shares will not be forfeited unless Mr. Ritchie voluntarily resigns as a member of the board of directors or is removed as a member of the board of directors for cause. The terms and conditions of these restricted shares are governed by the 2003 long term incentive plan.

We reimburse all non-employee directors for expenses incurred to attend meetings of our board of directors or committees, including travel, meals and lodging. With respect to travel costs, we will reimburse the cost of travel only up to the actual cost of certain airline tickets regardless of how travel actually takes place.

Employment Agreements

The following information summarizes the compensation arrangement for Robert Lippincott III, our Interim Chief Executive Officer and President, the retention agreement and employment agreement for Jonathan J.R. Dodd, our Chief Financial Officer, and the employment agreements for Michael J. Murphy, our Deputy Chairman and Chairman of the Office of Strategic Innovation, and Gary G. Wang, our Chief Risk Officer.

Robert Lippincott III.    Mr. Lippincott began to serve as our Interim Chief Executive Officer and President on November 22, 2005. On December 8, 2005, the compensation committee approved the compensation arrangement of Mr. Lippincott. Under this arrangement, Mr. Lippincott receives a salary of $50,000 per month and will receive a minimum bonus of 50% of the amount of salary paid from November 22, 2005 until the date on which a permanent chief executive officer is named. In February 2006, the compensation committee also approved the reimbursement of Mr. Lippincott's commuting expenses from his home in Florida to the Company's offices.

Jonathan J.R. Dodd.    Under Mr. Dodd's retention agreement, Mr. Dodd has agreed to serve as our Chief Financial Officer. The term of Mr. Dodd's retention agreement continues until March 30, 2008 and may be increased, at the discretion of the Company, at increments of one year, with a maximum of two years subject to a six month notification to Mr. Dodd. Pursuant to Mr. Dodd's retention agreement and employment agreement, Mr. Dodd receives an annual salary of $325,000 and is eligible to receive an annual bonus under the terms of the Quanta Annual Variable Cash Compensation Plan or our retention program. On February 22, 2006, the compensation committee awarded Mr. Dodd a $250,000 bonus for 2005, of which 25% is payable in the first quarter of 2006 and 75% is payable in the first quarter of 2007.

If the retention agreement is terminated for cause, as defined in the retention agreement, or due to Mr. Dodd's voluntary resignation, we will have no further financial obligation to Mr. Dodd. If the retention agreement is terminated by us due to Mr. Dodd's unsatisfactory performance, following Mr. Dodd's failure or inability to cure such unsatisfactory performance within thirty days of written notification, Mr. Dodd will be paid severance under our severance practice. If the retention agreement is terminated by us without cause (i) not within a period of eighteen months following a change of control, as defined in the retention agreement, and (ii) not due to Mr. Dodd's unsatisfactory performance, following Mr. Dodd's failure or inability to cure such unsatisfactory performance within 30 days written notification, we will pay Mr. Dodd the unvested portion of any amounts due under the Quanta Annual Variable Cash Compensation Plan and an amount equal to two times the sum of his base salary. If the retention agreement is terminated by us without cause within a period of eighteen months following a change of control, we will pay Mr. Dodd the unvested portion of any amounts due under the Quanta Annual Variable Cash Compensation Plan and an amount equal to two times the sum of his base salary. If the retention agreement is terminated due to Mr. Dodd's involuntary resignation, as defined in the retention agreement, we will pay Mr. Dodd any future amounts due under the Quanta Annual Variable Cash Compensation Plan and an amount equal to two times the sum of his base salary. If the retention agreement is terminated due to Mr. Dodd's retirement, as defined in the retention agreement, without a non-competition agreement with us, Mr. Dodd will be paid the benefits to which he is entitled under Quanta’s Bermuda pension plan and any unvested or unpaid benefits due under the Quanta Annual Variable Cash Compensation Plan. If the retention agreement is terminated due to Mr. Dodd's early retirement, with a non-competition agreement with us, Mr. Dodd will be paid the benefits to which he is entitled under Quanta’s Bermuda pension plan. Mr. Dodd is also subject to non-competition provisions for a period of one year after termination of the employment agreement subject to certain exceptions, as well as ongoing confidentiality requirements.

A change of control is generally defined in Mr. Dodd's retention agreement to mean:

•	a change in control of the Company, which means that any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), is or becomes a ‘‘beneficial owner’’ (as defined in Rule 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of 50% or more of the common stock, par value $.10 per share; or

•	a substantial change of management or ownership of any of the Company's insurance company operating subsidiaries.

An involuntary resignation is generally defined in Mr. Dodd's retention agreement to mean following a change in control, Mr. Dodd's decision to no longer serve as an executive officer of the Company, which decision shall have resulted from one of the following events:

•	a substantial diminution of Mr. Dodd's duties without his prior written consent; or

•	a relocation or attempted relocation of Mr. Dodd without his written consent to an office outside a twenty-five mile radius of his work/office location; or

•	rehabilitation, receivership, conservation, liquidation or other legal event by government regulators.

Michael J. Murphy.    Under Mr. Murphy's employment agreement, as amended, Mr. Murphy has agreed to serve as Chairman of the Office of Strategic Innovation and Deputy Chairman of our Board of Directors. The term of Mr. Murphy's employment agreement continues until September 3, 2008 and will be automatically renewed for additional one-year terms unless notice of termination of Mr. Murphy's employment is provided by us or Mr. Murphy at least 90 days prior to the end of the term. Mr. Murphy receives an annual base salary of $600,000 and is eligible to receive an annual incentive bonus of 100% of his base salary based upon the achievement of specified targets to be determined by the compensation committee of our board of directors.

If the employment agreement is terminated by Mr. Murphy for good reason, as defined in the employment agreement, or by us not for cause, as defined in the agreement, we will pay Mr. Murphy the prorated portion of his bonus for the year in which he is terminated, an amount equal to two times the sum of his base salary and the target bonus and his options and restricted stock will vest on the date of such termination. In the event that payments made to Mr. Murphy are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, Mr. Murphy is entitled to receive a gross-up payment equal to the sum of the excise tax and any income and excise tax on the gross-up payment, plus any additional taxes thereon. If the agreement is terminated for cause or due to Mr. Murphy's resignation or leaving of his employment other than for good reason, he shall be entitled to receive his base salary through the date of his termination. Mr. Murphy is also subject to non-competition and non-solicitation provisions for a period of one year after termination of the employment agreement subject to certain exceptions, as well as ongoing confidentiality and non-disparagement requirements. Cause, good reason and change of control are defined as described above.

Mr. Murphy's employment agreement was amended on March 18, 2005. The amendment provides that Mr. Murphy shall serve as deputy chairman and chairman of the office of strategic innovation and that his principal place of business shall be located in northern Virginia.

Gary G. Wang.    Under Mr. Wang's employment agreement, Mr. Wang has agreed to serve as our Chief Risk Officer. Mr. Wang receives an annual base salary of $350,000 and is eligible to receive an annual incentive bonus at a target level of 50% of his base salary with the amount awarded being subject to our profitability and his performance. In accordance with the terms of his agreement, Mr. Wang was granted stock options to purchase 20,000 shares on September 3, 2003. Mr. Wang has entered into a non-solicitation agreement with us which provides that he will not (either alone or jointly with or on behalf of others and whether directly or indirectly) (1) solicit, endeavor to solicit, hire or cause to be hired any officer or employee of the Company or its affiliates away from employment with any such entity, or (2) violate, or cause others to violate, the terms of any employment agreement or other arrangement between any such officer or employee and the Company or any of its affiliates during the term of his employment and for a period of one (1) year from the last day of his employment with the Company or its affiliates. Our agreement with Mr. Wang does not require us to employ him over a fixed term. Additionally, Mr. Wang presently does not have a non-competition agreement with us. Therefore, he may voluntarily terminate his employment with us at any time and is not restricted from seeking employment with our competitors or others who may seek his expertise.

Separation and Release Agreements

Tobey J. Russ.    The Company entered into an employment agreement with Mr. Russ, the Company's former Chief Executive Officer and President, effective as of July 17, 2003. On November 21, 2005, Mr. Russ resigned as the Company's President and Chief Executive Officer and as a director of the Company.

In connection with Mr. Russ' resignation, the Company entered into a Separation and Release Agreement with Mr. Russ as of January 3, 2006. Pursuant to the agreement, and in accordance with his employment agreement, Mr. Russ received (i) the bonus that would have been payable to him for years 2005 and 2006 totaling $1,500,000 less applicable withholding taxes, (ii) two times his base salary totaling $1,500,000 less applicable withholding taxes, and (iii) $62,500.00 less applicable withholding taxes in lieu of notice under his employment agreement. In addition, Mr. Russ will receive major medical insurance coverage benefits from the Company's plan in effect on November 21, 2005, at the expense of the Company, with such benefits lasting until the earlier of (i) 24 months following November 21, 2005 or (ii) the date upon which Mr. Russ is provided by another employer with benefits substantially comparable to the benefits provided by such plan. Further, all options held by Mr. Russ became vested on November 21, 2005. However, none of the options held by Mr. Russ were exercised by him. In consideration for Mr. Russ executing the Separation and Release Agreement, the Company also paid Mr. Russ $43,269 for earned but unused vacation, $4,946.70 for tax preparation fees incurred in connection with his 2005 tax returns, and attorneys fees not exceeding $7,500.00 incurred in connection with the Separation and Release Agreement. The Company further agreed to provide Mr. Russ with executive outplacement assistance for a period of six months commencing January 2, 2006, up to an additional six months of outplacement assistance if Mr. Russ is not employed within the six months commencing January 2, 2006. Pursuant to the agreement, Mr. Russ is restricted from competing with the Company for a one-year period.

John S. Brittain, Jr.    The Company entered into an employment agreement with Mr. Brittain, the Company's former Chief Financial Officer, effective as of January 15, 2004. On July 20, 2005, Mr. Brittain resigned as the Company's Chief Financial Officer.

In connection with Mr. Brittain's resignation, the Company entered into a Separation and Release Agreement with Mr. Brittain as of August 5, 2005. Pursuant to, and in consideration for Mr. Brittain entering into this agreement, the Company agreed (i) to pay Mr. Brittain sixty-four weeks of severance pay in thirty-two semi-monthly payments totaling $500,000.00 less applicable withholding taxes, (ii) upon proof of payment, to reimburse Mr. Brittain for the monthly cost of COBRA for medical and dental benefits until the earlier of (a) 18 months following July 20, 2005 or (b) the date upon which Mr. Brittain becomes eligible for comparable benefits from a subsequent employer and (iii) to provide Mr. Brittain with executive outplacement assistance, including office administrative services, from September 1, 2005 to the earlier of (a) August 31, 2006 or (b) the date upon which Mr. Brittain obtains employment.

Annual Variable Cash Compensation Plan

We have adopted an Annual Variable Cash Compensation Plan that is available to our employees generally, including our executive officers, that we believe allows us to attract and retain employees by providing them with cash rewards in the form of additional compensation for their contributions to the operating profits and earning power of our business. For most employees, awards paid under this plan are and will be highly dependent on performance measured at an individual and business unit level. In general, awards will be funded by a sharing of profit in excess of a minimum return on capital to shareholders. Profit is measured in terms of the estimated net present value of after-tax profit from business written in each year. Awards are paid out in four annual installments and deferred balances are subject to adjustments to the extent that the initial estimate of policy year profit deviates from actual returns and earn interest. Employees who voluntarily end their employment or are involuntarily terminated will forfeit unpaid awards under the plan. In the event of a change of control, each employee will be paid his or her allocable share of the award pool unless the successor company determines to continue the plan through the end of our fiscal year. In the event an employee's employment terminates within 12 months following a change of control other than for cause, the employee will be fully vested in all incentive awards allocated but unpaid as of his or her termination date and will be paid 100% of the net present value of his or her account within 90 days of his or her termination. A change of control for purposes of the plan is defined generally as (1) the purchase by any person or group of persons of 40% or more of the combined voting power of the outstanding voting stock of our company, (2) approval by our board of directors of a reorganization, merger, consolidation, liquidation or dissolution, in each case, with respect to which persons who were shareholders of our company immediately prior to such reorganization, merger, consolidation, liquidation or dissolutions do not, immediately thereafter, own more than 51% of the combined voting power of the outstanding voting stock of our company, liquidation or dissolution or (3) the sale of 50% or more of our company's assets.

Compensation Committee Interlocks and Insider Participation

Nigel W. Morris, James J. Ritchie and Roland C. Baker serve on the Compensation Committee of our Board of Directors. Our independent directors are, and we expect they will continue to be, the only members of our compensation committee. None of our directors or executive officers has a relationship with us or any other company that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth the total number and percentage of our common shares beneficially owned as of April 27, 2006 by: (1) each person known to us to be the beneficial owner of more than 5% of any class of our outstanding voting shares; (2) each director; (3) each of our interim chief executive officer and our other Named Executive Officers; and (4) all executive officers and directors as a group.

	Shares beneficially owned
Beneficial Owner	Number		Percent
Donald Smith & Co., Inc.(1)	5,431,600		7.8%
Boston Partners Asset Management, LLC(2)	5,269,920		7.5%
Eubel, Brady & Suttman Asset Management, Inc.(3)	5,108,225		7.3%
W. Russell Ramsey(4)	4,583,007	(5)	6.6%
Michael J. Murphy	1,563,434	(6)	2.2%
Nigel W. Morris	497,189	(7)	*
James J. Ritchie	76,298	(8)	*
Gary G. Wang	12,382	(9)	*
Robert Lippincott III	6,250	(10)	*
Jonathan J.R. Dodd.	4,542	(11)	*
Roland C. Baker	—		—
Robert B. Shapiro	—		—
All directors and executive officers as a group (9 persons)	6,743,102		9.6%

*	less than 1%

(1)	Based on Schedule 13G filed by the named beneficial owner on February 14, 2006. The address of Donald Smith & Co., Inc. is 152 West 57th Street, New York, New York 10019.

(2)	Based on Schedule 13G filed by the named beneficial owner on February 14, 2006. The address of Boston Partners Asset Management, LLC is 28 State Street, 20th Floor, Boston, Massachusetts 02109.

(3)	Based on Schedule 13G/A filed by the named beneficial owner on April 10, 2006. Represents shares beneficially owned by Eubel Brady & Suttman Asset Management, Inc. or its affiliates. The address of Eubel Brady & Suttman Asset Management, Inc. is 7777 Washington Village Drive, Suite 210, Dayton, Ohio 45459.

(4)	Mr. Ramsey's address is 8200 Greensboro Drive, Suite 1550, McLean, Virginia 22102.

(5)	Includes 1,130,139 shares issuable upon exercise of warrants granted to BEM Specialty Investments, LLC. Mr. Ramsey is the manager and a beneficial owner of the membership interests of BEM Specialty Investments, LLC. Of the remaining shares, 820,208 are held through RNR I, LLC, 1,357,803 are held through RNR II, LP, 410,900 are held through RNR III, LP, 189,300 are held through RNR III Offshore, Ltd., 362,957 are held through BEM Specialty Investment LLC, 299,200 are held through HFR HE Beryllium Fund and 12,500 shares are issuable upon exercise of options that are exercisable within 60 days of April 27, 2006. RNR I, LLC, is jointly owned by W. Russell Ramsey and his spouse.

(6)	Includes 706,337 shares issuable upon exercise of warrants granted to CPD & Associates, LLC, a limited liability company whose membership interests are beneficially owned by Michael J. Murphy. Mr. Murphy is also the manager of CPD & Associates, LLC. Also includes 282,535 shares issuable upon exercise of options that are exercisable within 60 days of April 27, 2006.

(7)	Includes 12,500 shares issuable upon exercise of options that are exercisable within 60 days of April 27, 2006.

(8)	Includes 63,798 shares held by Mr. Ritchie and his spouse over which each have powers of attorney to vote and divest these shares. Also includes 12,500 shares issuable upon exercise of options that are exercisable within 60 days of April 27, 2006.

(9)	These shares are issuable upon exercise of options that are exercisable within 60 days of April 27, 2006.

(10)	These shares are issuable upon exercise of options that are exercisable within 60 days of April 27, 2006.

(11)	These shares are issuable upon exercise of options that are exercisable within 60 days of April 27, 2006.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,550,529	(1)	$9.46	5,799,471
Equity compensation plans not approved by security holders	—		—	—
Total	3,550,529		$9.46	5,799,471

(1)	These securities were granted to employees and directors between September 3, 2003 and December 8, 2005. Of the 3,550,529 securities granted, a total of 3,402,194 are options which have a term of either seven or ten years, vest in equal installments over four years starting on the first anniversary of the grant and range in exercise price from $4.59 to $12.50. The remaining 148,335 securities are performance shares which vest three years from date of issue contingent upon attaining an average ROE of 20% per year from the date of issue.

Item 13.	Certain Relationships and Related Transactions

Employment Agreements

We are parties to a compensation arrangement with Robert Lippincott III, a retention agreement and an employment agreement with Jonathan J.R. Dodd, and an employment agreement with Gary G. Wang. In connection with the departures of Tobey J. Russ and John S. Brittain, Jr., we have also entered into separation and release agreements with Mr. Russ and Mr. Brittain. A description of the compensation arrangement, retention agreement, employment agreements, and separation and release agreements are included in ‘‘Item 11. Executive Compensation’’ contained herein.

In addition, we lease a corporate apartment located near the offices of our U.S. operations in New York. From time to time, certain officers may use the corporate apartment while traveling to New York on business or when the officer's work schedule does not permit him to commute to his residence. Since the appointment of Robert Lippincott III as interim chief executive officer in November 2005, Mr. Lippincott uses the corporate apartment on certain occasions when commuting from the offices of our U.S. operations to his residence is not practical.

Private Placement to Nigel Morris

On December 22, 2003, Nigel W. Morris purchased 291,262 shares in a privately negotiated transaction from us at a purchase price of $10.30 per share. The terms of the private placement to Mr. Morris were approved by our audit committee. We entered into a registration rights agreement with Mr. Morris covering these shares.

ESC Acquisition

On September 3, 2003, we acquired all of Environmental Strategies Corporation’s (‘‘ESC’’) outstanding stock for a cash purchase price of $18.9 million. Under the purchase agreement, ESC's shareholders have a right to receive an earn-out payment if ESC achieves specified EBITDA targets. EBITDA generally is defined to mean earnings before interest, taxes, depreciation and amortization, calculated in accordance with GAAP as in effect at closing. Under the earn-out, if EBITDA for the two-year period ending December 31, 2005 is $7.5 million or greater, the ESC shareholders are entitled to receive an additional $5.0 million. As of December 31, 2005, we determined that we are required to pay the additional $5.0 million to ESC’s former shareholders. Michael J. Murphy, chairman of the office of strategic innovation and deputy chairman of our board of directors, was a former shareholder of ESC and received $1,372,066 in connection with this earn-out payment.

From time to time ESC has entered into agreements with Industrial Recovery Capital Holdings Company and its subsidiaries (‘‘IRCC’’), to perform environmental investigation and remediation design and management services for IRCC. IRCC acquires, rehabilitates, and disposes of properties exposed to environmental contaminants. Mr. Murphy beneficially owns approximately 34.2% of the outstanding shares of IRCC. The remaining shares of IRCC are owned by certain of ESC's former shareholders. We anticipate that ESC will continue to provide services to IRCC under contracts for IRCC's properties that exist currently. For the year ended December 31, 2005, we earned approximately $134,000 of fees under these contracts.

Transactions with Friedman, Billings, Ramsey Group, Inc.

Friedman, Billings, Ramsey & Co., Inc., an affiliate of Friedman, Billings, Ramsey Group, Inc., purchased 4,381,569 shares in private offering for its own account at a purchase price per share of $9.30. Friedman, Billings, Ramsey & Co., Inc. also acted as initial purchaser in this private offering and purchased 41,748,430 shares from us at $9.30 per share, which it resold to qualified institutional investors and non U.S. Persons for $10.00 per share. Friedman, Billings, Ramsey & Co., Inc. also acted as placement agent with respect to shares sold by us in our September 2003 private offering to accredited investors and received a placement fee of $0.70 per share. The total initial purchaser's discount/placement agent fee was $33,762,260.

In addition, we entered into an engagement letter with Friedman, Billings, Ramsey & Co., Inc., an affiliate of Friedman, Billings, Ramsey Group, Inc., under which we engaged Friedman, Billings, Ramsey & Co. Inc. until December 15, 2006 to act as our financial advisor in connection with any sale of all or a material part of the assets and/or liabilities or capital stock of the Company (a ‘‘Sale Transaction’’), a joint venture with another company involving all or part of the Company’s businesses, an acquisition of all or part of another company or its businesses or other strategic transaction (‘‘Other Transaction’’). Under the agreement, Friedman, Billings, Ramsey & Co., Inc. is entitled to receive, in the case of an Other Transaction, a fee customary for the type of Other Transaction as reasonably agreed by the Company and Friedman, Billings, Ramsey & Co., Inc. In the event a Sale Transaction is agreed to and subsequently consummated with an investor, purchaser, merger candidate, or other candidate for a transaction of the type the Company’s Board of Directors may wish to consider that was identified and profiled by Friedman, Billings, Ramsey & Co., Inc., within twelve months from December 15, 2005 or within eighteen months following termination, Friedman, Billings, Ramsey & Co., Inc. will be entitled to receive a fee equal to 1% of the cash or other property received in connection with such Sale Transaction.

Pursuant to an engagement letter dated December 7, 2005, we appointed Friedman, Billings, Ramsey & Co., Inc. to act until June 7, 2006 as lead underwriter in connection with any public or private offering of our common shares. On December 14, 2005, we issued 13,136,841 common shares at $4.75 per share in a registered public offering. Friedman, Billings, Ramsey & Co., Inc. was an underwriter in the offering. The underwriting discount and underwriters' expenses (including reimbursement of the underwriters' expenses and underwriters' attorney fees) paid by us to Friedman, Billings, Ramsey & Co., Inc. in the offering was $3,432,000.

Further, pursuant to an engagement letter dated November 28, 2005, we appointed Friedman, Billings, Ramsey & Co., Inc. to act until May 28, 2006 as lead underwriter in connection with any public or private offering of our preferred securities. On December 14, 2005, we issued 3,000,000 shares of our series A preferred shares at $25.00 per share with a liquidation preference of $25.00 per share in a registered public offering. In addition, on December 29, 2005, the underwriters exercised a portion of their over-allotment option to acquire additional series A preferred shares at the offering price of $25.00. This resulted in the sale, on January 11, 2006 of 130,525 shares of our series A preferred shares at $25.00 per share. Friedman, Billings, Ramsey & Co., Inc. was an underwriter in the offering. The underwriting discount and underwriters' expenses (including reimbursement of the underwriters' expenses and underwriters' attorney fees) paid by us to Friedman, Billings, Ramsey & Co., Inc. in the offering was $2,465,288.

To our knowledge Friedman, Billings, Ramsey Group, Inc. also received fees from the placement agent of the pooled trust preferred securities we sold in December 2004 and February 2005. However, we have no knowledge of the amount of the fee.

Mr. Ramsey is a director of Friedman, Billings, Ramsey Group, Inc. and is the managing member of Ramsey Asset Management, LLC (‘‘RAM’’), an SEC registered investment advisor. RAM is the investment manager for six investment partnerships. The general partner of two of these funds is Ramsey Asset Management GP, LLC (‘‘RAMGP’’), which is beneficially owned by Mr. Ramsey. RAM utilizes numerous brokers for the execution of transactions, including FBR Co, an affiliate of Friedman, Billings, Ramsey Group, Inc. Friedman, Billings, Ramsey Group, Inc., its corporate affiliates and certain employees of Friedman, Billings, Ramsey Group, Inc. and its corporate affiliates are investors in four of the investment partnerships managed by RAM. RAMGP is generally entitled to 20% of the profits of these four investment partnerships, subject to certain adjustments. Friedman, Billings, Ramsey Co., Inc. is generally entitled to 15% of any profits allocated to RAMGP as a result of its management of these four investment partnerships. Friedman, Billings, Ramsey Group, Inc. and its corporate affiliates (excluding the ownership of their respective employees) represent approximately 6.73% of RAM's assets under management. In addition, employees of Friedman, Billings, Ramsey Group, Inc. represent approximately 0.85% of RAM's assets under management. Friedman, Billings, Ramsey Group, Inc., its corporate affiliates and certain employees of Friedman, Billings, Ramsey Group, Inc. are entitled to receive their  pro-rata share of net profits from the investment partnerships' assets.

In addition to Mr. Ramsey, Wallace L. Timmeny, a former member of our board of directors, also serves as a director and as the chairman of the risk management committee of Friedman, Billings, Ramsey Group, Inc. Mr. Timmeny resigned from our board of directors effective December 31, 2005.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fee Information

The following table shows the fees billed or expected to be billed to the Company for the services provided by PricewaterhouseCoopers LLP (‘‘PwC’’) for the years ended December 31, 2004 and December 31, 2005.

PricewaterhouseCoopers LLP Fees and Services	2004 Actual Fees	2005 Actual Fees
Audit Fees	$1,974,786	5,330,000
Audit-Related Fees	125,000	—
Tax Fees	—	—
All Other Fees	24,629	—
Total Fees	$2,124,415	5,330,000

Audit fees for 2005 consist of fees paid to PwC for the audits of the annual consolidated financial statements (for inclusion in the Company's annual report on Form 10-K filed in 2006), audits of annual statutory and subsidiary financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory, SEC and regulatory filings or engagements, including work related to the Company’s December 2005 offerings of common and series A preferred shares, and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q.

Audit-related fees for 2004 consist of fees paid to PwC for technical advisory services and accounting consultations concerning financial accounting and reporting standards. PwC did not provide services to the Company that would be classified under ‘‘Audit-related fees’’ in 2005.

PwC did not provide any services to the Company that would be classified under ‘‘Tax Fees’’ in 2004 or 2005.

‘‘All Other Fees’’ in 2004 relates to certain services performed by PwC relating to the Company's establishment of new subsidiaries in the United Kingdom as well as the provision of an executive compensation survey in Bermuda. PwC did not provide any services to the Company that would be classified under ‘‘All Other Fees’’ in 2005.

Pre-Approval Policies and Procedures

In accordance with the SEC's auditor independence rules and the audit committee charter, the audit committee has established the following policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by PwC.

Prior to the engagement of the independent auditor for any audit or permitted non-audit services, the chief financial officer, his designee or the chief operating officer, submits a proposal for such services to the audit committee or the chairman of the audit committee, as the case may be. The audit committee reviews such proposals and provides its consent only after first considering whether the proposed services are consistent with the SEC's rules on auditor independence. The engagement terms and fees for the following services are subject to the committee's consideration for pre-approval on a case-by-case basis:

•	annual audit of the Company's financial statements;

•	tax services proposed to be provided at the Company's expense to any executive officer or director of the company in his or her individual capacity;

•	services that were pre-approved but would exceed any corresponding fee threshold; and

•	other services that do not permit the registered public accounting firm to provide services in connection with a transaction initially recommended by the registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

The audit committee also will not permit the registered public accounting firm's engagement to provide any services to the extent that the SEC has prohibited the provision of those services by independent registered public accounting firms, which generally include:

•	bookkeeping or other services related to accounting records or financial statements;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions;

•	human resources;

•	broker-dealer, investment adviser or investment banking services;

•	legal services; and

•	expert services unrelated to the audit.

The audit committee delegated authority to the chairman of the committee, to:

•	pre-approve any services proposed to be provided by the independent registered public accounting firm and not already pre-approved or prohibited by this policy;

•	increase any authorized fee limit for pre-approved services (but not by more than 20% of the initial amount that was pre-approved) before the Company or its subsidiaries engage the registered public accounting firm to perform services for any amount in excess of the fee limit; and

•	investigate further the scope, necessity or advisability of any services as to which pre-approval is sought.

The chairman is required to report any pre-approval or fee increase decisions to the audit committee at the next committee meeting. The audit committee did not delegate to management any of the audit committee's authority or responsibilities concerning the registered public accounting firm's services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements.

(1) and (2)	No financial statements or schedules are filed with this report on Form 10-K/A.

(3)	Exhibits.

Exhibit Number	Description
10.1	Form of Restricted Share Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April 2006.

Quanta Capital Holdings Ltd.
By:	/s/ Robert Lippincott III
Robert Lippincott III (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lippincott III	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2006

Robert Lippincott III

/s/ Jonathan J.R. Dodd	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 27, 2006

Jonathan J.R. Dodd

/s/ James J. Ritchie	Chairman of the Board of Directors	April 27, 2006

James J. Ritchie

/s/ Nigel W. Morris	Director	April 27, 2006

Nigel W. Morris

/s/ Michael J. Murphy	Director	April 27, 2006

Michael J. Murphy

/s/ W. Russell Ramsey	Director	April 27, 2006

W. Russell Ramsey

/s/ Roland C. Baker	Director	April 27, 2006

Roland C. Baker

/s/ Robert B. Shapiro	Director	April 27, 2006

Robert B. Shapiro

/s/ Robert Lippincott III	Authorized Representative in the United States	April 27, 2006

Robert Lippincott III

Exhibit Index

Exhibit Number	Description
10.1	Form of Restricted Share Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002