Form 10-Q
period 2006-03-31
QUANTA CAPITAL HOLDINGS LTD
filed 2006-05-10
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 000-50885

QUANTA CAPITAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Victoria Street, Second Floor Hamilton HM11 Bermuda	441-294-6350
(Address of principal executive offices and zip code)	(Registrant's telephone number, including area code)

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
Yes     No

As of May 1, 2006 there were 69,946,861 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Investments at fair value (amortized cost: March 31, 2006, $822,806; December 31, 2005, $736,425)
Available for sale investments	$785,153	$699,121
Trading investments related to deposit liabilities	37,929	38,316
Total investments at fair value	823,082	737,437
Cash and cash equivalents	118,990	178,135
Restricted cash and cash equivalents	85,945	82,843
Accrued investment income	6,024	5,404
Premiums receivable	147,023	146,837
Losses and loss adjustment expenses recoverable	198,341	190,353
Other accounts receivable	10,262	11,434
Net receivable for investments sold	—	3,047
Deferred acquisition costs, net	28,718	33,117
Deferred reinsurance premiums	108,331	112,096
Property and equipment, net of accumulated depreciation of $5,751 (December 31, 2005: $4,874)	4,276	5,034
Goodwill and other intangible assets	24,692	24,877
Other assets	24,289	21,477
Total assets	$1,579,973	$1,552,091
Liabilities
Reserve for losses and loss expenses	$592,252	$533,983
Unearned premiums	316,347	336,550
Environmental liabilities assumed	4,447	5,911
Reinsurance balances payable	61,647	57,499
Accounts payable and accrued expenses	28,229	39,051
Net payable for investments sold	12,707	—
Deposit liabilities	50,797	51,509
Deferred income and other liabilities	9,627	9,729
Junior subordinated debentures	61,857	61,857
Total liabilities	$1,137,910	$1,096,089
Mandatorily redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at March 31, 2006 and 3,000,000 issued and outstanding at December 31, 2005)	$74,998	$71,838
Commitments and contingencies (Note 7)
Shareholders' equity
Common shares ($0.01 par value; 200,000,000 shares authorized; 69,946,861 issued and outstanding at March 31, 2006 and December 31, 2005)	699	699
Additional paid-in capital	582,298	581,929
Accumulated deficit	(216,145)	(199,010)
Accumulated other comprehensive income	213	546
Total shareholders' equity	$367,065	$384,164
Total liabilities, redeemable preferred shares and shareholders' equity	$1,579,973	$1,552,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Revenues
Gross premiums written	$114,869	$172,726
Net premiums written	$62,714	$142,877
Change in net unearned premiums	16,854	(51,391)
Net premiums earned	79,568	91,486
Technical services revenues	7,741	7,263
Net investment income	10,776	5,225
Net realized losses on investments	(8,320)	(483)
Net foreign exchange losses	(319)	(112)
Other income	1,037	1,573
Total revenues	90,483	104,952
Expenses
Net losses and loss expenses	54,382	57,496
Acquisition expenses	13,933	20,477
Direct technical services costs	5,000	4,861
General and administrative expenses	30,023	20,871
Interest expense	1,262	826
Depreciation of fixed assets and amortization of intangible assets	1,070	842
Total expenses	105,670	105,373
Loss before income taxes	(15,187)	(421)
Income tax expense	32	223
Net loss	(15,219)	(644)
Dividends on preferred shares	1,916	—
Net loss available to ordinary shareholders	(17,135)	(644)
Other comprehensive loss
Net loss	(15,219)	(644)
Net unrealized investment losses arising during the period, net of income taxes	(8,555)	(7,763)
Foreign currency translation adjustments	(98)	(5)
Reclassification of net realized losses on investments included in net loss, net of income taxes	8,320	483
Other comprehensive loss	(333)	(7,285)
Comprehensive loss	$(15,552)	$(7,929)
Weighted average common share and common share equivalents –
basic	69,946,861	56,798,218
diluted	69,946,861	56,798,218
Basic loss per share	$(0.24)	$(0.01)
Diluted loss per share	$(0.24)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Share capital – preferred shares of par value $0.01 each	$—	$—
Share capital – common shares of par value $0.01 each
Balance at beginning of period	699	568
Issued during period	—	—
Balance at end of period	699	568
Additional paid-in capital
Balance at beginning of period	581,929	523,771
Non-cash stock compensation expense	369	—
Balance at end of period	582,298	523,771
Accumulated deficit
Balance at beginning of period	(199,010)	(93,058)
Net loss available to common shareholders for period	(17,135)	(644)
Balance at end of period	(216,145)	(93,702)
Accumulated other comprehensive income (loss)
Balance at beginning of period	546	(372)
Net change in unrealized losses on investments, net of income taxes	(235)	(7,280)
Foreign currency translation adjustments	(98)	(5)
Balance at end of period	213	(7,657)
Total shareholders' equity	$367,065	$422,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Cash flows from operating activities
Net loss	$(15,219)	$(644)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	885	657
Amortization of intangible assets	185	185
Amortization of net discounts on investments	(938)	375
Net realized losses on investments	8,320	483
Net change in fair value of derivative instruments	101	(470)
Non-cash stock compensation expense	369	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	(3,102)	(10,959)
Accrued investment income	(620)	206
Premiums receivable	(186)	(38,793)
Losses and loss adjustment expenses recoverable	(7,988)	(11,355)
Deferred acquisition costs	4,399	(4,789)
Deferred reinsurance premiums	3,765	(10,029)
Other accounts receivable	1,172	2,151
Other assets	(2,812)	(9,820)
Reserve for losses and loss expenses	58,269	55,609
Unearned premiums	(20,203)	61,420
Environmental liabilities assumed	(1,464)	(112)
Reinsurance balances payable	4,148	1,611
Accounts payable and accrued expenses	(10,822)	(2,374)
Deposit liabilities	(712)	(689)
Deferred income and other liabilities	(102)	(846)
Net cash provided by operating activities	17,445	31,817
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	387,083	288,978
Purchases of fixed maturities and short-term investments	(464,790)	(319,003)
Purchases of property and equipment	(127)	(1,173)
Net cash used in investing activities	(77,834)	(31,198)
Cash flows provided by financing activities
Proceeds from issuance of preferred shares, net of offering costs	3,160	—
Dividends on preferred shares	(1,916)	—
Proceeds from junior subordinated debentures, net of issuance costs	—	19,591
Net cash provided by financing activities	1,244	19,591
(Decrease) increase in cash and cash equivalents	(59,145)	20,210
Cash and cash equivalents at beginning of period	178,135	32,775
Cash and cash equivalents at end of period	$118,990	$52,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. (‘‘Quanta Holdings’’), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the ‘‘Company’’ were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings conducts its insurance and reinsurance operations principally through wholly-owned subsidiaries incorporated in Bermuda, the United States of America (the ‘‘U.S.’’) and Europe.

On December 20, 2005, Quanta Holdings, pursuant to an Underwriting Agreement dated December 14, 2005 with Friedman, Billings, Ramsey & Co. (‘‘FBR’’) and BB&T Capital Markets (the ‘‘Underwriters’’), sold 3,000,000 10.25% Series A Preferred Shares. On January 11, 2006, the Underwriters purchased an additional 130,525 10.25% Series A Preferred Shares following the exercise of the over-allotment option that was granted to them on December 14, 2005.

On December 20, 2005, Quanta Holdings sold 13,136,841 common shares for cash pursuant to an Underwriting Agreement dated December 14, 2005 with the Underwriters, which includes the exercise in full of the Underwriters’ over-allotment option of 1,713,501 common shares.

On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Reinsurance Ltd. ("Quanta Bermuda") and its subsidiaries and Quanta Europe Ltd. ("Quanta Europe"), to ‘‘B++’’ (very good), under review with negative implications. The A.M. Best ‘‘A’’ (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. The downgrade and qualification of the Company's rating with negative implications has significantly adversely affected the Company's business, its opportunities to write new and renewal business and its ability to retain key employees. A.M. Best may further downgrade the Company's financial strength ratings.

A downgrade in the Company's rating below ‘‘B++’’ (very good) will cause a default under its credit facility. The Company's obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit facility, the Company's lenders may require the Company to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. Among other things, the lenders would also have the right to cancel outstanding letters of credit issued under the facility and we would be limited in releasing collateral without the lenders' consent. Further, a downgrade in the Company's rating below ‘‘B++’’ (very good) will trigger termination provisions or require the posting of additional security in certain of the Company's other insurance and reinsurance contracts. As a result, the Company may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts.

The Company is not writing new business in its professional liability, fidelity, environmental and marine and aviation insurance product lines or in its reinsurance and structured product lines and it is no longer seeking new business in its surety line and will cease seeking any new business in its marine and aviation reinsurance, casualty reinsurance and trade credit and political risk insurance lines during the second quarter of 2006. Certain of the Company's insurance and many of its reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Additionally, many of the Company's other insurance contracts and certain of its reinsurance contracts provide for cancellation at the option of the policyholder regardless of the Company's financial strength rating, including those contracts that are part of the Company's residential builders' and contractors' program, or the HBW program. As of April 30, 2006, the Company had received notice of cancellation on approximately 5.7% of its in-force policies, calculated using gross premiums written as a percentage of total gross written premiums during 2005. Based on discussions with the program manager of the HBW program, the Company understands that the program manager will divert a substantial portion of the HBW

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

program business to other carriers during 2006. As a result, the Company currently estimates that the gross premiums written under the HBW program during 2006 will be less than 35% of the gross premiums written during 2005. Further, the Company has also been notified by several significant clients in its insurance and reinsurance product lines that they do not intend to renew their contracts with the Company. The Company has also been removed from the approved listing of several of its important brokers, including Aon Corporation and Marsh Inc. The downgrade of the Company's financial rating or the continued qualification of the Company's current rating continues to cause concern about its viability among brokers and other marketing sources, resulting in a movement of business away from the Company to other carriers. The Company also believes that the publicity around the recent downgrade of its financial rating is adversely affecting its Lloyd's operations although Syndicate 4000 is part of Lloyd's A.M. Best ‘‘A’’ rated platform.

Following the Company's recent ratings downgrade by A.M. Best, Lloyd's has agreed with the Company that in order to benefit the continued underwriting of Syndicate 4000 in the Lloyd's of London market during the 2007 underwriting year, Syndicate 4000 would be better served by a diversification of its capital base with one or more third-party capital sources, if the Company would be able to secure such capital. In particular, the Company believes Syndicate 4000 may receive an increased submission flow if its capital base is diversified through one or more third-party capital sources. Capital for the 2007 underwriting year, including any capital from a third-party source, must be in place by November 30, 2006. If the Company obtains capital provided by any third-party source, it would either add it to its existing funds or it may be able to remove some of the funds it has deposited to support its underwriting capacity of its Lloyd's syndicate. However, the Company can make no assurances that it will be successful in obtaining any third-party source of capital to support its Lloyd's syndicate.

As a result of the matters described in Note 23 to the Company’s Consolidated Financial Statements for the year ended December 31, 2005, included in the Company’s Form 10-K, and in Note 9 to these Unaudited Consolidated Financials Statements for the three months ended March 31, 2006, due to the general uncertainty surrounding the Company resulting from A.M. Best’s downgrade of the Company’s financial strength ratings and decision to explore strategic alternatives, the Company has concluded that it may no longer be able to hold its securities for a sufficient period of time to allow recovery. Accordingly, during the three months ended March 31, 2006, the Company has recorded $6.1 million in other than temporary impairment losses. The realization of these losses represents the maximum amount of potential losses in the Company’s investment securities if it sold all of these securities as of March 31, 2006 and is primarily attributable to changes in interest rates and not changes in credit quality. As a result of this decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on the Company's shareholders' equity, the market value of the Company's investments, the Company's cash flows or the Company's liquidity. It is possible that the impairment factors evaluated by the Company and fair values will change in subsequent periods, resulting in additional material impairment charges.

In addition, during the three months ended March 31, 2006, the Company has incurred additional severance costs of approximately $5.2 million as a result of the Company analyzing its business lines, position in the market and internal operations following the recent downgrade of the Company’s financial strength ratings by A.M. Best.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2005, included in the Form 10-K filed by the Company with the SEC on March 31, 2006.

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

2.    Significant accounting policies

A detailed discussion and analysis of the Company's significant accounting policies is provided in the notes to the Company's audited consolidated financial statements as of and for the year ended December 31, 2005 included in its Form 10-K.

Accounting for stock-based compensation

The Company has a long-term stock-based employee incentive plan (the ‘‘Incentive Plan’’), which is described more fully in Note 8. Prior to January 1, 2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method,

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's loss before income taxes and net loss for the three months ended March 31, 2006, are $0.4 million greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the period ended March 31, 2006 would have been $(0.24), which is the same result as if the Company had not adopted SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans in the period prior to January 1, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Stock compensation expense
As reported	$(369)	$—
Additional stock-based employee compensation expense determined under fair value based method	—	(737)
Pro forma	$(369)	$(737)
Net loss
As reported	$(17,135)	$(644)
Additional stock-based employee compensation expense determined under fair value based method	—	(737)
Pro forma	$(17,135)	$(1,381)
Basic loss per share
As reported	$(0.24)	$(0.01)
Pro forma	$(0.24)	$(0.02)
Diluted loss per share
As reported	$(0.24)	$(0.01)
Pro forma	$(0.24)	$(0.02)

3.    Recent accounting pronouncements

In November 2005, the Financial Accounting Standards Board's (‘‘FASB’’) issued FSP FAS 115-1 and FAS 124-1, ‘‘The meaning of other than temporary impairment and its Application to Certain Investments’’ (‘‘FSP FAS 115-1’’), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss by reference to various existing accounting literature. FSP FAS 115-1 replaces the guidance set forth in paragraphs 10-18 of Emerging Issues Task Force (‘‘EITF’’) 03-1 ‘‘The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’, with references to existing other-than-temporary impairment guidance. It also supersedes EITF D-44 ‘‘Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value’’ and clarifies that an impairment should be recognized as a loss at a date no later than the date

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The new guidance will be applied prospectively and will be effective for other than temporary impairment analysis conducted from January 1, 2006. The adoption of FSP FAS 115-1 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

4.    Segment information

The following tables summarize the Company's results before income taxes for each reportable segment for the three months ended March 31, 2006 and 2005 based on the reportable segments in effect during the quarter ended March 31, 2006.

During the year ended December 31, 2005, the Company changed the composition of its reportable segments such that the Lloyd's operating segment, which was previously a reportable segment, is aggregated with the Company's specialty insurance reportable segment. The three months ended March 31, 2005 comparatives have been restated to conform with the presentation for the three months ended March 31, 2006.

	Three months ended March 31, 2006
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$75,845	$—	$75,845	$—	$—	$75,845
Reinsurance assumed	8,498	30,526	39,024	—	—	39,024
Total gross premiums written	84,343	30,526	114,869	—	—	114,869
Premiums ceded	(29,599)	(22,556)	(52,155)	—	—	(52,155)
Net premiums written	$54,744	$7,970	$62,714	$—	$—	$62,714
Net premiums earned	$58,039	$21,529	$79,568	$—	$—	$79,568
Technical services revenues	—	—	—	8,145	(404)	7,741
Other income	130	874	1,004	120	—	1,124
Net losses and loss expenses	(38,731)	(15,761)	(54,492)	—	110	(54,382)
Direct technical services costs	—	—	—	(5,000)	—	(5,000)
Acquisition expenses	(8,366)	(5,567)	(13,933)	—	—	(13,933)
General and administrative expenses	(20,448)	(6,957)	(27,405)	(2,912)	294	(30,023)
Segment (loss) income	$(9,376)	$(5,882)	$(15,258)	$353	$—	$(14,905)
Depreciation of fixed assets and amortization of intangibles						$(1,070)
Interest expense						(1,262)
Net investment income						10,776
Net realized losses on investments						(8,320)
Other losses						(87)
Net foreign exchange losses						(319)
Loss before income taxes						$(15,187)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Three months ended March 31, 2005
Statement of operations by segment	Specialty insurance	Specialty reinsurance	Underwriting total	Technical services	Adjustments and eliminations	Consolidated
Direct insurance	$82,471	$—	$82,471	$—	$—	$82,471
Reinsurance assumed	848	89,407	90,255	—	—	90,255
Total gross premiums written	83,319	89,407	172,726	—	—	172,726
Premiums ceded	(28,552)	(1,297)	(29,849)	—	—	(29,849)
Net premiums written	$54,767	$88,110	$142,877	$—	$—	$142,877
Net premiums earned	$37,849	$53,637	$91,486	$—	$—	$91,486
Technical services revenues	—	—	—	8,112	(849)	7,263
Other income	254	790	1,044	10	—	1,054
Net losses and loss expenses	(27,848)	(29,648)	(57,496)	—	—	(57,496)
Direct technical services costs	—	—	—	(4,861)	—	(4,861)
Acquisition expenses	(6,673)	(13,804)	(20,477)	—	—	(20,477)
General and administrative expenses	(14,025)	(5,156)	(19,181)	(2,539)	849	(20,871)
Segment (loss) income	$(10,443)	$5,819	$(4,624)	$722	$—	$(3,902)
Depreciation of fixed assets and amortization of intangibles						$(842)
Interest expense						(826)
Net investment income						5,225
Net realized losses on investments						(483)
Other income						519
Net foreign exchange losses						(112)
Loss before income taxes						$(421)

Items of revenue and expense resulting from charges between segments are eliminated on consolidation of the segments. During the three months ended March 31, 2006 and 2005, the technical services segment charged the underwriting segments $0.4 million and $0.8 million of revenues for technical services and information management services rendered.

The Company's specialty insurance segment writes business both on a direct basis with insured clients or by assuming reinsurance of underlying policies that are issued on its behalf by third party insurers and reinsurers.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

5.    Loss per share

The following table sets forth the computation of basic and diluted loss per share.

	For the three months ended
	March 31, 2006	March 31, 2005
Basic loss per share
Net loss available to ordinary shareholders	$(17,135)	$(644)
Weighted average common shares outstanding – basic	69,946,861	56,798,218
Basic loss per share	$(0.24)	$(0.01)
Diluted loss per share
Net loss available to ordinary shareholders	$(17,135)	$(644)
Weighted average common shares outstanding	69,946,861	56,798,218
Weighted average common share equivalents
Options	—	—
Warrants	—	—
Weighted average common shares outstanding – diluted	69,946,861	56,798,218
Diluted loss per share	$(0.24)	$(0.01)

Due to a net loss for all periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three months ended March 31, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,055,470 options and 2,542,813 warrants. For the three months ended March 31, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,933,342 options and 2,542,813 warrants.

6.    Reinsurance

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

The average credit rating of the Company's reinsurers as of March 31, 2006 is A (Excellent) by A.M. Best. As of March 31, 2006, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 24% due from Everest Reinsurance Ltd., a reinsurer rated A+ (Superior) by A.M. Best, and approximately 15% due from various Lloyd's syndicates, which are rated A (Excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of March 31, 2006.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at March 31, 2006 and the reinsurers' financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Company	$48.2	A+
Lloyd's	30.9	A
Arch Reinsurance	19.3	A−
XL Capital Ltd.	11.3	A+
Allianz Marine & Aviation	10.7	A−
New Reinsurance Company	10.0	A+
Glacier Reinsurance AG	8.4	A−
The Toa Reinsurance Company, Ltd. (Tokyo)	8.1	A
Aspen Insurance	7.5	A
Transatlantic Reinsurance Company	7.2	A+
Odyssey America Reinsurance	7.1	A
Max Re	6.7	A−
Other Reinsurers Rated A− or Better	15.1	A−
All Other Reinsurers	7.8	Various
Total	$198.3

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three months ended March 31, 2006 and 2005 is shown below.

Three months ended March 31, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$75,845	$86,426	$52,605
Reinsurance assumed	39,024	49,205	27,333
Gross	114,869	135,631	79,938
Ceded reinsurance	(52,155)	(56,063)	(25,556)
Net	$62,714	$79,568	$54,382

Three months ended March 31, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$82,471	$35,633	$26,873
Reinsurance assumed	90,255	75,352	42,021
Gross	172,726	110,985	68,894
Ceded reinsurance	(29,849)	(19,499)	(11,398)
Net	$142,877	$91,486	$57,496

7.    Commitments and contingencies

a)    Concentrations of credit risk

As of March 31, 2006 and December 31, 2005, substantially all of the Company's cash and cash equivalents, and investments were held by three custodians. Management believes these custodians to be of high credit quality. The Company's investment portfolio is managed by external investment

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB−. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2006 and 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 2.5% of the aggregate market value of the externally managed portfolios.

Other accounts receivable as of March 31, 2006 and December 31, 2005 consist principally of amounts relating to technical services engagements and include $7.9 million and $7.0 million in billed accounts receivable and $2.4 million and $2.5 million in unbilled amounts for work in progress. As of March 31, 2006 and December 31, 2005, one customer accounted for approximately 20% of the technical services other accounts receivable balance. As of December 31, 2005, two customers accounted for approximately 24% and 16% of the technical services other accounts receivable balance. No other customers accounted for more than 10% of the technical services other accounts receivable balance as of March 31, 2006 and December 31, 2005. The Company extends credit to its customers in the normal course of business and monitors the balances of individual accounts to assess any collectibility issues. The Company and its predecessor have not experienced significant losses related to technical services receivables in the past.

The premiums receivable balances of $147.0 million and $146.8 million as of March 31, 2006 and December 31, 2005 include approximately $25.5 million, or 17.4%, and approximately $20.3 million, or 13.8%, from one third party agent that sources the residential builders' and contractors' program that provides new home contractors throughout the U.S. with general liability, builders' risk and excess liability insurance coverages as well as reinsurance for warranty coverage (under the HBW program). The Company has not experienced any losses related to premiums receivables from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

Concentrations related to losses and loss adjustment expenses recoverable from reinsurers are discussed further in Note 6.

b)    Concentrations of premium production

The Company generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the three months ended March 31, 2006, two brokers accounted for approximately 50.5% and 39.1% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the specialty insurance or the specialty reinsurance segments' gross written premium for the three months ended March 31, 2006.

During the three months ended March 31, 2005, two brokers accounted for approximately 43.9% and 21.1% of the specialty reinsurance segment's gross premiums written. No other brokers accounted for more than 10% of the specialty insurance or the specialty reinsurance segments' gross written premium for the three months ended March 31, 2005.

The Company believes that all of its brokers are significant and established companies.

During the three months ended March 31, 2006 and 2005, the HBW program accounted for approximately $43.7 million, or 51.8%, and $41.1 million, or 61.3%, of the specialty insurance segment gross written premiums for the three months ended March 31, 2006 and 2005. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business.

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

The Company participates in the Lloyd's of London market through Syndicate 4000 at Lloyd's and has dedicated a significant amount of its capital to the Lloyd's business. The regulations of the Council of Lloyd's determine the amount of premium that may be written, also known as stamp capacity, based on the Company's Funds at Lloyd's. The Company will maintain Funds at Lloyd's for every underwriting year in which it has business through Syndicate 4000 at Lloyd's. These funds may not be withdrawn until each underwriting year is closed which currently takes three years and requires the purchase of reinsurance. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year. As of March 31, 2006 and December 31 2005, cash and investments with a market value of $114.6 million are held by Lloyd's as trustee, which includes an additional $6.3 million of investments deposited to support the Company's 2006 underwriting year. The cash and investments held by Lloyd's are included within the table below and may not be withdrawn until each underwriting year is closed, which generally takes three years. At March 31, 2006, in addition to its Funds at Lloyd's, the Company had cash and investments of $11.6 million that were held under Premium Trust Funds for payments and discharge of certain trust outgoings, and a further $28.7 million held on deposit pursuant to regulatory requirements. At December 31, 2005, in addition to its Funds at Lloyd's, the Company had cash and investments of $15.1 million that was held under Premium Trust Funds for payments and discharge of certain trust outgoings, and a further $13.5 million held on deposit pursuant to regulatory requirements.

The Company has also issued letters of credit (‘‘LOC’’) under its credit agreement for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space.

The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company's obligations associated with the assumption of environmental remediation liability.

The fair values of these restricted assets by category at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006		December 31, 2005
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$6,352	$23,388	$422	$29,328
Funds deposited with Lloyd's	34,554	120,318	35,472	107,759
LOC pledged assets	17,014	241,219	17,865	199,342
Trust funds	14,721	160,223	15,544	118,686
Amounts held in trust funds related to deposit liabilities	13,304	37,929	13,540	38,316
Total	$85,945	$583,077	$82,843	$493,431

d)    Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of March 31, 2006, are as follows:

Year ending March 31,
2007	$5,471
2008	4,694
2009	3,368
2010	3,385
2011	3,058
2012 and thereafter	21,143
Total	$41,119

Total rent expense under operating leases for the three months ended March 31, 2006 and 2005, was approximately $1.6 million and $1.1 million.

8.    Options and stock based compensation

In July 2003, the shareholders of the Company approved the long-term incentive plan (the ‘‘Incentive Plan’’). The Incentive Plan provides for the grant to eligible employees, directors and consultants of stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, dividend equivalents and other share-based awards. The Incentive Plan is administered by the Company and the Compensation Committee of the Board of Directors. The Compensation Committee determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the awards. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven to ten-year contractual terms. Recipients of awards may exercise at any time after they vest and before they expire, except that no awards may be exercised after ten years from the date of grant.

Performance share units are also awarded to various employees pursuant to the Incentive Plan. The number of shares of common stock to be received under these awards at the end of the performance period will depend on the attainment of performance objectives based on the Company's GAAP average return on shareholders' equity over a three year period. The grantees will receive shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

Since unvested performance share units are contingent upon satisfying performance objectives, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance share units are included in basic shares outstanding when issued.

Awards with graded vesting features will be accounted for using the graded-vesting method in accordance with FASB Interpretation No. 28 ‘‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.’’

As of March 31, 2006 and 2005, the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000 and 5,850,000.

In accordance with SFAS 123 and SFAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The Company uses historical data to estimate employee termination. The expected term of options granted is

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

calculated using the Staff Accounting Bulletin No. 107 simplified method. It is the mid-point between the vesting date and the expiration date and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on historical data.

	Three months ended March 31,
	2006	2005
Expected volatility	24.0%	24.0%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.50%	4.14%
Expected term (in years)	7	7

The following is a summary of the Company's stock options and related activity during the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	3,402,194	$9.55	3,052,400	$9.99
Granted	20,000	4.80	935,942	8.92
Exercised	—	—	—	—
Forfeited	(366,724)	(8.92)	—	—
Outstanding – end of period	3,055,470	$9.60	3,988,342	$9.73

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $1.80 and $2.22.

The fair value of performance share units and restricted shares awarded under the Incentive Plan is determined based on the closing trading price of the Company's shares on the grant date. The following is a summary of the Company's non vested performance share units and restricted shares and related activity during the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Number	Weighted-average share price	Number	Weighted-average share price
Non vested – beginning of period	148,335	$7.30	—	$—
Granted	—	—	106,702	8.92
Vested	—	—	—	—
Forfeited	(8,368)	(8.92)	—	—
Non vested – end of period	139,967	$7.20	106,702	$8.92

There were no performance share units or restricted shares granted during the three months ended March 31, 2006.

The compensation cost that was expensed in the Statement of Operations during the three months ended March 31, 2006 was $0.4 million.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following is a summary of the Company's outstanding options and exercisable options as of March 31, 2006.

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average exercise price	Average remaining contractual life	Number of options	Average exercise price
$4.59 – $4.80	36,666	$4.70	6.80 years	—	$—
$6.39	10,000	$6.39	6.44 years	—	$—
$7.85	2,000	$7.85	6.08 years	—	$—
$8.55 – $9.00	921,654	$8.88	6.49 years	230,414	$8.88
$10.00 – $10.50	2,037,150	$10.00	7.44 years	1,340,365	$10.00
$11.50 – $12.00	26,000	$11.58	7.84 years	13,000	$11.58
$12.50	22,000	$12.50	8.08 years	5,500	$12.50

As of March 31, 2006, there was $2.7 million of total unrecognized compensation cost related to non vested share-based compensation arrangements related to stock options and performance share units granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 2.02 years.

9.    Subsequent events

The Company is continuing to work to preserve shareholder value and respond to the rating actions taken by A.M. Best. A special committee of the Company’s Board of Directors has engaged Friedman, Billings, Ramsey & Co., Inc. and J.P. Morgan Securities Inc., as financial advisors. They are assisting the Company in evaluating strategic alternatives, including the potential sale of some or all of the Company’s businesses, the run off of certain product lines of the business or a combination of alternatives. The Company’s financial advisors will also help us evaluate the use of potential excess capital to repay debt or to return value to the Company’s shareholders. During this process, the special committee and the Board have met a number of times to consider the potential strategic alternatives available to the Company, and the Company has been contacted by several parties and has had due diligence discussions with a number of those parties. There can be no assurance that any of these initiatives will not negatively impact the Company's results of operations or will be successful in improving the Company's position and preserving shareholder value.

After evaluating available alternatives, the Board of Directors may conclude that no other alternatives would be in the best interests of the Company’s shareholders and that the best alternative is to place the Company’s remaining insurance businesses in run off and eventually wind up the Company’s insurance operations over some period of time, which is not currently determinable.

The Company is also analyzing its business lines, their positioning and internal operations. We believe that the Company currently has sufficient assets to pay its foreseen liabilities as they become due, and the Company continues to earn investment income on its investment portfolio to support its general and administrative expenses. We maintain a global platform in the United States, Bermuda and Europe. The Company also believes it has retained underwriting capabilities and experience in key product lines.

At this stage in the Company's overall evaluation of strategic alternatives, the Company has determined to continue certain of its businesses. Currently, the Company continues to offer certain program business lines as well as professional liability and fidelity insurance lines in the United States, Lloyd's business through the Company’s Lloyd's syndicate in the A.M. Best ‘‘A’’ rated Lloyd's market in Europe and its environmental consulting services through ESC in the United States. The Company is not writing new business in its professional liability, fidelity, environmental and marine and aviation insurance product lines or in its reinsurance and structured product lines. The Company is no longer

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

seeking new business in its surety insurance line and will cease seeking new business in its marine and aviation reinsurance, casualty reinsurance and trade credit and political risk insurance lines during the second quarter of 2006.

During the second and third quarters of 2006, the Company expects to recognize additional severance costs and reductions in general and administrative expenses as the Company aligns its infrastructure to the selected strategic option.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2006 and the risk factors under Part II — Item 1A — Risk Factors contained in this Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2005, as well as ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations,’’ including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2005, filed by the Company with the SEC on March 31, 2006 (‘‘Form 10-K’’).

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements. Statements using words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘assumes,’’ ‘‘anticipates,’’ ‘‘plans,’’ and ‘‘seeks’’ and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, included in this report are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	A.M. Best downgraded our financial strength rating to ‘‘B++’’ (very good) and placed our rating under review with negative implications in March 2006. We are experiencing a significant loss of business and business opportunities from the recent downgrade and qualification of our financial strength rating. Our current financial strength rating of ‘‘B++’’ (very good), under review with negative implications has had, and will continue to have, a significant adverse effect on our ability to conduct our business in our current product lines. In addition, certain of our insurance and many of our reinsurance contracts contain termination rights, which have been triggered by the A.M. Best rating downgrade. Some of the insurance and reinsurance contracts also require us to post additional security as a result of the downgrade. Furthermore, many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. A downgrade in our rating below ‘‘B++’’ (very good) will cause a default in our credit facility and trigger termination provisions or require the posting of additional security in many of our other insurance and reinsurance contracts. The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. Among other things, the lenders would also have the right to cancel outstanding letters of credit issued under the facility and we would be limited in releasing collateral without the lenders' consent;

•	we believe that A.M. Best continues to reevaluate its capital adequacy models and other factors it uses in its evaluation of our business. A.M. Best may further downgrade our ratings. Accordingly, there can be no assurance as to what additional rating actions A.M. Best may take in the future or whether A.M. Best will further downgrade our ratings or will remove any qualification of our ratings;

•	based on our discussions with the program manager of our residential builders' and contractors' program, or HBW program, the program manager has started, and we expect that it will continue, to divert a substantial portion of its business to other carriers during 2006;

•	as a result of the downgrade of our financial strength ratings by A.M. Best, we have been closely analyzing our business lines, positioning in the market and internal operations and are taking steps to preserve shareholder value and improve our position, including the exploration of strategic alternatives. The implementation of any changes based on such analysis or of any strategic alternatives involves substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. There can be no assurance that any of these initiatives will not negatively impact our results of operations or will be successful in improving our position and preserving shareholder value;

•	certain lines of business that we have underwritten, including marine, technical risk and aviation reinsurance and environmental insurance, have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability and our results may continue to be volatile as a result;

•	our ability to pay dividends is restricted;

•	our business is dependent upon insurance and reinsurance brokers who use ratings as an important factor in evaluating the financial strength and quality of insurers. As a result of our financial strength ratings downgrade, several of our important brokers have removed us from their approved listing;

•	our current estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	our ability to take steps to preserve shareholder value and improve our position, including the exploration of strategic alternatives and our ability to continue to operate those business lines that have not been discontinued is dependent on our ability to retain our executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect our remaining business and the preservation of shareholder value;

•	if actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	the failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted our reinsurance and retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to Hurricane Rita. If our Hurricane Katrina losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for that windstorm. In addition, if our marine reinsurance losses for Hurricane Rita prove greater than currently anticipated, we will have no further retrocessional coverage available for marine reinsurance losses for that windstorm. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our retrocessional coverage for these events may be limited or we may have no coverage at all;

•	the failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002, including the material weaknesses identified in our annual report on Form 10-K, may result in our financial statements being materially inaccurate, may restrict our access to the capital markets and may cause the share price of our common and preferred shares to be adversely affected;

•	changes in the availability, cost or quality of reinsurance;

•	risks relating to potential litigation;

•	our limited operating history;

•	our remaining insurance and reinsurance business is not diversified among classes of risk or sources of origination. The exit from our property reinsurance and technical risk property insurance line and the casualty reinsurance commutations and the reduction in our business resulting from rating action taken by A.M. Best, have further reduced our diversification in our product lines and will continue to cause increased concentrations across certain of our risk classes;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	risks relating to our reliance on program managers, third-party administrators and other supporting vendors;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and risks relating to our program managers and agents decision not to continue or renew their programs with us;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in our Form 10-K and in this report under ‘‘Item 1A. Risk Factors’’ and that are otherwise described from time to time in our U.S. Securities and Exchange Commission reports filed after this report. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

Market data and forecasts used in this report have been obtained from independent industry sources as well as from research reports prepared for other purposes. We have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties applicable to the other forward-looking statements in this report.

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

Through our operating subsidiaries in Bermuda, the U.S. and Europe, we focus on writing coverage for specialized classes of risks through teams of experienced and technically qualified underwriters. Specialty lines of business are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial product providers. We have used our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also, from time to time, to underwrite some European risks. During 2005, we also wrote specialty products in the United States on an admitted basis through our subsidiary, Quanta Indemnity, which is a U.S. licensed insurer with licenses in 44 states and is an accredited reinsurer in Washington, D.C. Further, during 2005 we wrote specialty insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines. Since the fourth quarter of 2004, we underwrote European Union sourced specialty business through Quanta Europe, our Irish subsidiary located in Dublin, Ireland, which is the headquarters of our European business. We are also underwriting through our wholly-owned Lloyd's syndicate, which we call Syndicate 4000. Since February 2005, we are serving our London-based clients for European insurance and reinsurance business through our Quanta Europe branch in London.

We acquired Environmental Strategies Corporation, known as ESC, on September 3, 2003. ESC is our predecessor company for accounting and financial reporting purposes. ESC provides diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provides risk assessment and technical services support to our environmental underwriters. ESC's operations have been adversely affected because our environmental insurance product line and our other insurance and reinsurance product lines that use ESC's consulting services are no longer able to continue to write most coverages or have lost almost all of their business opportunities due to the recent A.M. Best downgrade of our financial strength ratings. In addition to these consulting services, we provide liability assumption programs through Quanta Technical Services and its subsidiaries under which these subsidiaries assume specified liabilities associated with environmental conditions, which may be insured or guaranteed by us or an insurance subsidiary. Under these programs, our technical services team provides consulting and performs the required remediation services through subcontractors. Our liability assumption programs during the three months ended March 31, 2006 included our Buffalo, New York and Axis, Alabama programs. The estimated remaining liabilities for these programs are approximately $4.4 million, as of March 31, 2006. We are currently evaluating whether, or to what extent, we will continue to offer this liability assumption program following the ratings downgrade described below. Presently, we anticipate that it will be difficult to continue to provide these programs.

A.M. Best Rating Actions, Strategic Alternatives and Evaluation

As a result of the expected losses from Hurricanes Katrina, Rita and Wilma in 2005 (‘‘2005 hurricanes’’), on October 5, 2005, A.M. Best placed the ‘‘A−’’ (excellent) financial strength rating assigned to Quanta Reinsurance Ltd. ("Quanta Bermuda") and its subsidiaries and Quanta Europe Ltd. ("Quanta Europe"), under review with negative implications. In response, during the fourth quarter of 2005, we worked closely with A.M. Best on a plan designed to maintain our ‘‘A−’’ rating, which included the retrocession of substantially all the in-force business, as of October 1, 2005, in our technical risk property and property reinsurance lines of business (other than our program business) by a portfolio transfer to a third-party reinsurer (the ‘‘Property Transaction’’), the commutation of two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us and the completion of the offerings of our common shares and series A preferred shares in the fourth quarter of 2005.

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

On December 21, 2005, A.M. Best affirmed the financial strength rating of ‘‘A−’’ (excellent) of Quanta Bermuda and its subsidiaries, and ascribed a negative outlook to the rating. A.M. Best defines a negative outlook as indicating that a company is experiencing unfavorable financial/market trends, relative to its current rating level and, if continued, the company has a good possibility of having its rating downgraded. In connection with A.M. Best's December 2005 affirmation of our ratings and continued review with negative outlook, A.M. Best cited significant challenges and uncertainties associated with the successful execution of management's revised business plans, management's ability to diversify and grow our business profitably, and the risk for upward development of Hurricanes Katrina, Rita and Wilma losses.

On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, to ‘‘B++’’ (very good), under review with negative implications. The A.M. Best ‘‘A’’ (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. We believe that adverse developments during the fourth quarter of 2005 relating to the 2005 hurricane losses and our other reserve increases were significant contributors to the decision by A.M. Best. In order to maintain our rating, we believe that we will be required to demonstrate acceptable results and change our business model appropriately. This, however, will be very difficult to accomplish under a ‘‘B++’’ rating. In addition, we believe we will need to successfully implement a more favorable cost structure and reduce the amount of risk that we assume on a single loss event or catastrophic event based on initiatives that we are implementing. We also believe that A.M. Best will continue to evaluate our available capital and the probable loss exposures associated with our business lines to ensure our capital is in compliance with A.M. Best's standards relative to our rating. We intend to continue to work with A.M. Best to understand the different requirements it has for our business in order to maintain or improve our financial strength rating and remove any qualification to our rating. However, the downgrade and qualification of our rating with negative implications has significantly adversely affected, and we expect it will continue to significantly adversely affect, our business, our opportunities to write new and renewal business and our ability to retain key employees. A.M. Best may further downgrade our financial strength ratings. We can make no assurances as to what rating actions A.M. Best may take now or in the future or whether A.M. Best will further downgrade our rating or remove any qualification to our rating. A ratings downgrade by A.M. Best below ‘‘B++’’ would constitute a default under our credit facility and under certain other agreements and trigger termination provisions or require the posting of additional security in many of our other insurance and reinsurance contracts. As of March 31, 2006, $225.6 million of letters of credit were outstanding under this facility. No revolving credit borrowings or amounts drawn under the letters of credit were outstanding as of March 31, 2006. The obligations under the credit facility are currently fully secured by our investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. Among other things, the lenders would also have the right to cancel outstanding letters of credit issued under the facility and we would be limited in releasing collateral without the lenders' consent.

We expect the downgrade of our rating and qualification of our rating with negative implications to continue to have a significant adverse effect on our business. We have been removed from the approved listing of several of our important brokers, including Aon Corporation and Marsh Inc. The downgrade of our financial rating or the continued qualification of our current rating continues to cause concern about our viability among brokers and other marketing sources, resulting in a movement of business away from us to other carriers. We believe the recent downgrade of our financial rating is also adversely affecting our Lloyd's operations.

Certain of our insurance and many of our reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. A cancellation typically results in the termination of the policy and our ongoing obligations and the return of premiums to our client that frequently approximates our unearned premium reserve as of the date of the cancellation. Whether a client would exercise such rights would depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, whether we have posted security in respect of our obligations and the pricing and availability of replacement coverage. We cannot predict in advance how many of our clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects. However, depending on the number of contracts involved, such an effect could be materially adverse. As of April 30, 2006, we had received notice of cancellation on approximately 5.7% of our in-force policies, calculated using original contract gross premiums written related to those cancelled policies as a percentage of total gross premiums written during 2005. Gross unearned premiums relating to these cancellations that we have returned or expect to return to our clients total approximately $15.6 million, which represents approximately 4.9% of our gross unearned premium at March 31, 2006. We expect that we will receive additional cancellations. In addition, in instances where we no longer wish to be exposed to certain risks and to reduce the amount of capital that is required to engage in our business, we may approach clients with an offer to cancel and commute certain reinsurance contracts or insurance contracts on terms to be negotiated. If these commutations take place, the policy and our ongoing obligations would be terminated. In addition, we would return premiums to those clients that frequently approximate our unearned premium reserve as of the date of cancellation. In those instances where we have collateralized our obligations under those policies, the termination would also result in the release of the collateral we had provided.

Many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating, including those placed by the program manager of our HBW program. HBW gross premiums written and net premiums written during the three months ended March 31, 2006 totaled approximately $43.7 million and approximately $24.7 million. Based on our discussions with the program manager, we also understand that it will divert a substantial portion of the HBW program business to other carriers during 2006. We understand that some new carriers have begun writing casualty business in some states and that those carriers are in the process of filing and obtaining approval of rate and policy forms with regulatory authorities in other states. Other carriers are still in the process of negotiating the terms and conditions of a transaction with the HBW program manager. Until the new carriers are able to obtain the approvals they are still seeking or have finalized their negotiations with the HBW program manager, we are continuing to write casualty business for the program manager. We expect that a substantial amount of the HBW program business may be diverted to other carriers by December 31, 2006. Consequently, we currently estimate that the gross and net premiums written under the HBW program during 2006 will be less than 35% of the gross and net premiums written during 2005. We expect that the premiums written under our HBW program during 2007 will be significantly less than 2006 as the HBW program manager is able to move that business to new carriers.

We are working diligently to implement key steps designed to preserve shareholder value and respond to the rating actions taken by A.M. Best. A special committee of our Board of Directors has engaged Friedman, Billings, Ramsey & Co., Inc. and J.P. Morgan Securities Inc., as financial advisors. They are assisting us in evaluating strategic alternatives, including the potential sale of some or all of our businesses, the run off of certain product lines or the business or a combination of alternatives. Our financial advisors will also help us evaluate the use of potential excess capital to repay debt or to return value to our shareholders. During this process, the special committee and the Board have met a number of times to consider the potential strategic alternatives available to us, and we have been contacted by several parties and have had due diligence discussions with a number of those parties.

There can be no assurance that any of these initiatives will not negatively impact our results of operations or will be successful in improving our position and preserving shareholder value.

After evaluating available alternatives, the Board of Directors may conclude that no other alternatives would be in the best interests of our shareholders and that the best alternative is to place our remaining insurance businesses in run off and eventually wind up our insurance operations over some period of time, which is not currently determinable.

We are also analyzing our business lines, their positioning and internal operations. We believe that we currently have sufficient assets to pay our foreseen liabilities as they become due, and we continue to earn investment income on our investment portfolio to support our general and administrative expenses. We maintain a global platform in the United States, Bermuda and Europe.

At this stage in our overall evaluation of strategic alternatives, we have determined to retain certain of our businesses. Currently, we continue to offer certain program business lines as well as professional liability and fidelity insurance lines in the United States, our Lloyd's business through our Lloyd's syndicate in the A.M. Best ‘‘A’’ rated Lloyd's market in Europe and our environmental consulting services through ESC in the United States. We are not writing new business in our professional liability, fidelity, environmental and marine and aviation insurance product lines or in our reinsurance and structured product lines. We are also no longer seeking new business in our surety insurance line and we will cease seeking new business in our marine and aviation reinsurance, casualty reinsurance and trade credit and political risk insurance lines during the second quarter of 2006.

Prior to the recent A.M. Best action, we had begun taking steps to reduce our costs, including the reduction of personnel following the exit of our technical risk property and property reinsurance lines, and reducing certain infrastructure costs, such as the reduction of consulting costs, the reduction of our office space and consolidation of our personnel in Bermuda. We have accelerated steps to reduce infrastructure costs and personnel expenses and have incurred severance costs during the first quarter of 2006 of approximately $5.2 million. During the second and third quarters, we expect to recognize additional severance costs and reductions in general and administrative expenses as we align our infrastructure to the selected strategic option.

We generated approximately $62.7 million and $142.9 million of net premiums written after premiums ceded on purchased reinsurance protection during the three months ended March 31, 2006 and 2005. The downgrade in our ratings has had, and we believe will continue to have, a significant adverse affect on our business and has been, and we believe will continue to be, the primary driver of the reduction in our premiums written. Furthermore, our premiums ceded include $19.0 million of ceded premium written related to the Property Transaction referred to above. We generated $79.6 million and $91.5 million of net premiums earned during the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006, we also purchased additional retrocessional protection in our marine, technical risk and aviation reinsurance product line, which is intended to help limit our net loss exposures to future catastrophe windstorm events. This purchase resulted in approximately $2.2 million of premium ceded during the three months ended March 31, 2006. However, based on our current estimate of losses related to Hurricane Katrina, we have exhausted our reinsurance and retrocessional protection with respect to that hurricane. If our Hurricane Katrina losses prove to be greater than currently anticipated, we will have no further reinsurance and retrocessional coverage available for that windstorm.

As a result of our downgrade, our net premiums written for our insurance lines of business have started to significantly decline in March 2006. We believe the adverse impact of our downgrade on our net premiums written for our insurance lines of business will become more evident during the second quarter and remainder of 2006. In our insurance segment, net premiums written were $54.7 million and $54.8 million during the three months ended March 31, 2006 and 2005. In our specialty reinsurance segment, net premiums written were $8.0 million and $88.0 million during the three months ended March 31, 2006 and 2005. The decrease is due mainly to our exit from the property reinsurance market, and, as a result of the downgrade in our ratings, the reduction in marine reinsurance writings as well as policy cancellations in that business line and the decrease in our casualty reinsurance line during the first quarter of 2006. Because of the decrease of our reinsurance segment business, our specialty insurance segment became a more significant contributor to our overall business and represented approximately 87.3% of our total net premiums written in the three months ended March 31, 2006, compared to 38.3% in the three months ended March 31, 2005. As a result of the reduced net written premiums, increased ceded premiums and policy cancellations, our net earned premiums and underwriting profits have decreased, and we expect this trend to continue.

We believe that our portfolio is currently not diversified either among classes of risks or source of origination. For example, during the three months ended March 31, 2006, our HBW program accounted for approximately 51.8% of our specialty insurance segment gross premiums written. In addition, the HBW program and the other insurance programs we write, accounted for 53.7% of our specialty insurance segment gross premiums written in the three months ended March 31, 2006. Our Lloyd's business accounted for 24.9% of our specialty insurance segment gross premiums written. In addition, our specialty reinsurance segment generated approximately 50.5% and 39.1% of its gross premiums written through two brokers. The exit from our property reinsurance and technical risk property insurance line and the casualty reinsurance commutations, have further reduced our diversification in our product lines and will cause the concentrations across certain of our risk classes to increase. Further, we expect that concentrations in certain risk classes will increase as we cease seeking new business in the business lines discussed above.

During the three months ended March 31, 2006, we recognized losses of $4.5 million related to tornadoes, and we recognized adverse development in our reserves of $0.2 million related to Hurricanes Katrina, Rita and Wilma. We did not incur any additional losses during the three months ended March 31, 2006 related to the damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005. However, we could continue to incur losses from these as well as other historical events, including from policies that have been cancelled. Additionally, our outstanding policies remain subject to risk of new losses from future catastrophes and other events.

We have determined that $740.8 million of investment securities, with unrealized losses of approximately $6.1 million were other-than-temporarily impaired as of March 31, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of March 31, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investment securities affected by our decision. However, due to the general uncertainties surrounding our business resulting from A.M. Best's downgrade of our financial strength ratings and our decision to explore strategic alternatives, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in additional material impairment charges.

A number of insurance companies have been subpoenaed by regulators in connection with investigations relating to business and accounting practices in the insurance industry. To date, we have not been served any subpoenas. We have received, and have responded to, inquiries from the North Carolina Department of Insurance, the Colorado Department of Insurance and Lloyd's. From January 1, 2004 to September 30, 2004 we were party to placement service agreements, known as PSAs and market service agreements, known as MSAs, with Aon Corporation and Marsh Inc. and have paid a total of $31,000 under these agreements as of March 31, 2006. We have accrued approximately $1.0 million in addition to the amount we have already paid under these agreements. At this time, it is not possible for us to determine the impact of any outcome of these investigations on our future results of operations. In addition, we do not know what the ramifications of the brokers' stated intent to formulate a different commission structure will be on our future results of operations, financial condition or liquidity as brokers seek our participation in this commission structure.

Segment Information

Due to the downgrade of our financial strength ratings by A.M. Best in March 2006, we are currently closely analyzing our business lines, positioning in the market and internal operations and identifying steps we should take to preserve shareholder value and improve our position. After completing this analysis, we may implement significant changes in the manner in which we have historically conducted our business. A special committee of our Board of Directors, with the assistance of financial advisors, is also evaluating strategic alternatives, including the potential sale of some or all of our businesses, the run off of certain product lines or the business or a combination of alternatives. For the fiscal periods presented in this report, we organized our business on a matrix of five product lines and three geographies. Our two traditional product lines were specialty insurance and specialty reinsurance. We also had programs and structured products lines. The products offered to our clients were written either as traditional insurance or reinsurance policies or were provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. Our fifth product line was our technical services line. However, for financial reporting purposes, some of our product lines are aggregated for purposes of the reportable segment disclosure included below:

•	Specialty insurance. Our specialty insurance segment includes our traditional, structured and program specialty insurance products. Our traditional specialty insurance products included in our specialty insurance segment results include technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. Our specialty insurance segment writes business both on a direct basis with insured clients or by reinsuring policies that are issued on our behalf by third-party insurers and reinsurers, and includes our Lloyd's syndicate, which was created in December 2004. During the year ended December 31, 2005, we changed the composition of our reportable segments by aggregating the Lloyd's operating segment with the specialty insurance reportable segment. Our Lloyd's syndicate writes traditional specialty insurance products including professional liability (professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions) and specie and fine art. Our specialty insurance programs include the HBW program. After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our technical risk property line of business. Currently, we are not writing new business in our U.S. professional liability, fidelity, environmental and marine and aviation specialty insurance product lines and our structured products line. We are no longer seeking new business in our surety line and we will cease seeking new business in our trade credit and political risk insurance lines during the second quarter of 2006.

•	Specialty reinsurance. Our specialty reinsurance segment includes our traditional, structured and program specialty reinsurance products. Our specialty reinsurance products included in our specialty reinsurance segment results include property, casualty and marine and aviation products. We currently do not write reinsurance on a program basis. After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our property reinsurance of business and commuted a large portion of our casualty reinsurance portfolio. We have determined to cease seeking new business in our marine and aviation and casualty reinsurance business lines during the second quarter of 2006.

•	Technical services. Our technical services segment provides diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provides technical and information management services to our specialty insurance and reinsurance segments.

The determination of these reportable segments reflects how we manage and monitor the performance of our insurance and reinsurance operations. We expect that the composition of these segments will change as our Board of Directors pursues strategic options available to us. We refer to the specialty insurance and specialty reinsurance segments as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment. A summary of our financial information by product line is set forth in Part I—Item 2—’’Management's Discussion and Analysis of Financial Condition and Results of Operations’’ contained herein.

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

Main Drivers of our Results

Revenues

We derive the majority of our revenues from three principal sources: premiums from policies written by our underwriting segments, investment income from our investment portfolios, and technical services revenues.

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

Financial Ratios

The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Because our underwriting portfolios continue to change significantly, we expect that our net loss ratios may continue to be volatile. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums earned and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. During 2005, we changed the denominator to be used in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

Results of Operations

The following is a discussion of Quanta Holdings' consolidated results of operations for the three months ended March 31, 2006 and 2005.

Three months ended March 31, 2006 and 2005

Results of operations for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31, 2006	Three months ended March 31, 2005
	($ in thousands)
Revenues
Gross premiums written	$114,869	$172,726
Net premiums written	$62,714	$142,877
Net premiums earned	$79,568	$91,486
Technical services revenues	7,741	7,263
Net investment income	10,776	5,225
Net realized losses on investments	(8,320)	(483)
Net foreign exchange losses	(319)	(112)
Other income	1,037	1,573
Total revenues	90,483	104,952
Expenses
Net losses and loss expenses	(54,382)	(57,496)
Acquisition expenses	(13,933)	(20,477)
Direct technical services costs	(5,000)	(4,861)
General and administrative expenses	(30,023)	(20,871)
Interest expense	(1,262)	(826)
Depreciation and amortization of intangible assets	(1,070)	(842)
Total expenses	(105,670)	(105,373)
Loss before income taxes	(15,187)	(421)
Income taxes	(32)	(223)
Net loss	(15,219)	(644)
Dividends on preferred shares	(1,916)	—
Net loss available to common shareholders	$(17,135)	$(644)

Revenues.

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues were derived from the operations of ESC, QLT Buffalo LLC and QLT of Alabama, LLC.

Premiums.    Gross premiums written were $114.9 million for the three months ended March 31, 2006, a decrease of $57.8 million, or 33.5%, compared to $172.7 million for the three months ended March 31, 2005. The decrease in our gross premiums written was largely due to our decision, during the fourth quarter of 2005, to discontinue writing new and most renewal business in our technical risk property and property reinsurance lines of business (other than our program business) which accounted for approximately $46.9 million, or 27.2%, of our gross premium written during the three months ended March 31, 2005 and to the significant adverse effects on our business arising from A.M. Best's ratings downgrade.

Premiums ceded were $52.2 million for the three months ended March 31, 2006 an increase of $22.4 million, or 74.7%, compared to $29.8 million for the three months ended March 31, 2005. The increase in premiums ceded primarily reflects the portfolio transfer to a third party reinsurer under the Property Transaction which resulted in an additional $19.0 million of premiums ceded during the three months ended March 31, 2006.

Net premiums earned were $79.6 million for the three months ended March 31, 2006, a decrease of $11.9 million, or 13.0%, compared to $91.5 million for the three months ended March 31, 2005. The decrease in our premiums earned was largely due to the portfolio transfer of $19.1 million of earned premium to the third party reinsurer under the Property Transaction and, to a lesser extent, the effects of the recent downgrade. This reduction in net earned premiums were offset by the earning of premium on contracts of insurance and reinsurance written in 2005. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $208.0 million at March 31, 2006 and will be earned and recognized in our results of operations in future periods. Due to A.M. Best's ratings downgrade and additional policy cancellations and the Property Transaction, we expect that our net premiums earned will continue to decrease significantly.

Technical services revenues.  Technical services revenues were $7.7 million for the three months ended March 31, 2006 an increase of $0.4 million, or 6.6%, compared to $7.3 million for the three months ended March 31, 2005. This increase in technical services revenues is primarily attributable to an increase in remediation revenues associated with our liability assumption program in Buffalo, New York, which we expect to continue. However, as a result of the rating action and the actions being taken in our environmental insurance line, we expect that our technical services revenues will decrease in future periods.

Net investment income and net realized (losses) gains.    Net investment income and net realized (losses) gains totaled $2.5 million for the three months ended March 31, 2006, a decrease of $2.2 million, or 48.2%, compared to $4.7 million for the three months ended March 31, 2005. The decrease is primarily due to an increase in net realized losses of $7.8 million, of which $6.1 million is attributable to other than temporary impairment losses recognized during the three months ended March 31, 2006, partially offset by an increase in net investment income of $5.6 million attributable to an increase in our invested assets and increases in market interest rates.

Net investment income was $10.8 million for the three months ended March 31, 2006 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.4% for the three months ended March 31, 2006 compared to 3.2% for the three months ended March 31, 2005, reflecting increases in market interest rates. Net realized losses of $8.3 million were generated primarily from our other than temporary impairment charge of $6.1 million and also from the sale of investments which were in an unrealized loss position as we sought to manage our total investment returns and the duration of our investment portfolios.

As of March 31, 2006, the average duration of our investment portfolio was approximately 2.8 years with an average credit rating of approximately "AA+".

Other income.    Other income was $1.0 million for the three months ended March 31, 2006 as compared to $1.6 million for the three months ended March 31, 2005. Other income includes the amortization of deferred revenue relating to assumed environmental liability programs of $0.1 million and amounts recognized on non-traditional insurance and reinsurance contracts of $0.8 million.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $54.4 million for the three months ended March 31, 2006, a decrease of $3.1 million, or 5.4%, compared to $57.5 million for the three months ended March 31, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to the decrease in our net premiums earned and losses ceded to the third party reinsurer under the Property Transaction. Included in net loss and loss expenses are $4.9 million of losses recorded during the three months ended March 31, 2005 related to damages from a ruptured oil pipeline in California which was covered by an insurance contract issued by our environmental liability product line. Included in net loss and loss expenses during the three months ended March 31, 2006 is $4.5 million of losses incurred during the three months ended March 31, 2006 related to a claim under our PWIB program from tornado losses occurring in March 2006. The decreases in net losses and loss expenses is further offset by increases in our selected loss ratios in certain product lines, as described below.

Included in our expected ultimate losses during the three months ended March 31, 2006 is adverse development on the loss estimates on contracts of reinsurance and insurance insuring claims arising from Hurricanes Katrina, Rita and Wilma of $0.2 million. Our estimate of our exposure to ultimate claim costs associated with these hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

Our expected ultimate losses during the three months ended March 31, 2006 do not include any additional estimated gross and net loss estimates related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005. There remains the possibility of further negative development on this loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes, the tornado and the oil pipeline losses, as of March 31, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 68.3% for the three months ended March 31, 2006, an increase of 5.5% compared to a total net loss ratio of 62.8% for the three months ended March 31, 2005. The increase in the total net loss ratio is primarily due to higher selected loss ratios for our HBW program, Lloyd's, professional and environmental product lines, compared to the three months ended March 31, 2005, that we determined to use during our December 31, 2005 year end closing process.

Acquisition expenses.    Acquisition expenses were $13.9 million for the three months ended March 31, 2006, a decrease of $6.6 million, or 32.0%, compared to $20.5 million for the three months ended March 31, 2005. The decrease in acquisition expenses is primarily due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition expense ratio for the three months ended March 31, 2006 was 17.5%, a decrease of 4.9% compared to our acquisition expense ratio of 22.4% for the three months ended March 31, 2005. The decrease is due to four factors. First, during 2006, our earned premium was more heavily weighted towards specialty insurance, which carries lower acquisition costs than specialty reinsurance. Second, we are paying less fronting costs on our specialty insurance lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business. Third, our ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties has increased as a result of the restructuring of those treaties during the second quarter of 2005. Finally, we paid less commission in our HBW program because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of March 31, 2006, $28.7 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

Direct technical services costs.    Direct technical services costs were $5.0 million for the three months ended March 31, 2006, an increase of $0.1 million, or 2.9% compared to $4.9 million for the three months ended March 31, 2005, and were comprised of subcontractor and direct labor expenses.

Direct technical services costs, as a percentage of technical services revenues were approximately 64.6% for the three months ended March 31, 2006 compared to 66.9% for the three months ended March 31, 2005.

General and administrative expenses.    General and administrative expenses were $30.0 million for the three months ended March 31, 2006, an increase of $9.1 million, or 43.9%, compared to $20.9 million for the three months ended March 31, 2005. General and administrative expenses were comprised of $19.2 million of personnel related expenses (including $5.2 million of severance costs) and $10.8 million of other general and administrative expenses during the three months ended March 31, 2006 compared to $13.3 million of personnel related expenses and $7.6 million of other expenses during the three months ended March 31, 2005. The increase in general and administrative expenses is due primarily to our severance costs and increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance. General and administrative expenses related to our underwriting segment was $27.4 million for the three months ended March 31, 2006, which included $0.3 million of expenses charged by our technical services segment for technical and information management services, and excluded $2.9 million of expenses related to our technical services segment.

Our general and administrative expense ratio was 37.7% for the three months ended March 31, 2006 compared to 22.8% for the three months ended March 31, 2005. The increase was due to our severance costs, the higher number of employees and also to the impact of lower net earned premiums. In 2005, we changed the denominator in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written.

Interest expense.    Interest expense was $1.3 million for the three months ended March 31, 2006, an increase of $0.5 million, or 52.8%, compared to $0.8 million for the three months ended March 31, 2005 and relates to the interest expense on our junior subordinated debentures. The increase in the interest expense is due to the increase in the average balance of our junior subordinated debentures for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, following the issuance of $20.6 million securities in February 2005.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $1.1 million for the three months ended March 31, 2006, an increase of $0.3 million, or 27.1%, compared to $0.8 million for the three months ended March 31, 2005 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization is due to the development of information technology systems and the purchase of additional fixed assets throughout 2005.

Dividend expense.    Dividend expense was $1.9 million for the three months ended March 31, 2006, compared to zero for the three months ended March 31, 2005 and represents the dividend paid on our series A preferred shares, that were issued in December 2005 and January 2006.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended March 31, 2006, the net valuation allowance increased by approximately $2.2 million, to $27.0 million.

Results by Segments

Underwriting

We principally provide insurance and reinsurance protection for risks that are often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that require extensive technical underwriting and assessment resources in order to be profitably underwritten. In measuring the performance of our specialty insurance and specialty reinsurance segments, we consider each segment's net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses. The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums earned and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. During 2005, we changed the denominator to be used in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

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

The following is a discussion of our net underwriting results and profitability measures by segment for the three months ended March 31, 2006 and 2005.

Three months ended March 31, 2006 and 2005

The following table summarizes our net underwriting results and profitability measures for our segments for the three months ended March 31, 2006 and 2005.

Specialty insurance

	Three months ended March 31, 2006	Three months ended March 31, 2005	Change
	($ in thousands)
Gross premiums written	$84,343	$83,319	$1,024
Premiums ceded	(29,599)	(28,552)	(1,047)
Net premiums written	$54,744	$54,767	$(23)
Net premiums earned	$58,039	$37,849	$20,190
Other income	130	254	(124)
Net losses and loss expenses	(38,731)	(27,848)	(10,883)
Acquisition expenses	(8,366)	(6,673)	(1,693)
General and administrative expenses(1)	(20,448)	(14,025)	(6,423)
Net underwriting loss	$(9,376)	$(10,443)	$1,067
Ratios:
Loss and loss expense ratio	66.7%	73.6%	6.9%
Acquisition expense ratio	14.4%	17.6%	3.2%
General and administrative expense ratio	35.2%	37.1%	1.9%
Combined ratio	116.3%	128.3%	12.0%

(1)	Includes $0.3 million and $0.8 million of expenses charged by our technical services segment for technical and information management services for the three months ended March 31, 2006 and 2005.

Premiums.    Gross and net premiums written were $84.3 million and $54.7 million for the three months ended March 31, 2006 compared to $83.3 million and $54.8 million for the three months ended March 31, 2005. Included in our specialty insurance segment's gross premiums written is the contribution of $19.3 million, or 22.8% of the specialty insurance segment's gross premiums written, from our Lloyd's syndicate, which commenced in December 2004. Following A.M. Best's ratings downgrade, our gross and net premiums written will significantly decrease in future periods.

The table below shows gross and net premiums written by product line for the three months ended March 31, 2006 and 2005 whether written on a traditional insurance, programs or structured basis.

	Three months ended March 31, 2006		Three months ended March 31, 2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Technical risk property(1)	$49,114	$29,864	$43,887	$27,918
Professional liability(2)	23,247	17,503	25,211	18,136
Environmental liability(4)	6,215	3,717	5,842	3,517
Surety(5)	2,111	1,296	2,871	2,121
Specie and fine art(3)	1,366	1,205	—	—
Fidelity and crime	1,274	632	3,892	1,681
Trade credit and political risk(4)	1,060	580	1,616	1,394
Other	(44)	(53)	—	—
Total	$84,343	$54,744	$83,319	$54,767

(1)	The gross and net premiums written generated by our HBW program is written in our technical risk property product line, as described below.

(2)	The gross and net premiums written generated by our Lloyd's syndicate is included in the professional liability product line, and was $17.9 million and $13.6 million and $16.3 million and $12.7 million for the three months ended March 31, 2006 and 2005.

(3)	Specie and fine art is written by our Lloyd’s Syndicate, resulting in total gross and net premiums written for our Lloyd’s Syndicate of $19.3 million and $14.8 million and $16.3 million and $12.7 million for the three months ended March 31, 2006 and 2005.

(4)	Will no longer be seeking new business starting in the second quarter of 2006.

(5)	No longer seeking new business since the first quarter of 2006.

During the three months ended March 31, 2006, we continued to write, in our technical risk property product line, the HBW program, which accounted for approximately $24.7 million, or 82.7%, of the technical risk property line of business and 45.1% of total specialty insurance segment net premiums written in the three months ended March 31, 2006. The HBW program accounted for $26.2 million, or 93.9%, of the technical risk property product line and 47.8% of the total specialty insurance segment net premiums written for the three months ended March 31, 2005. We are no longer writing business in our technical risk property line other than the programs that are part of that line. The policies in the HBW program are underwritten by a third-party agent which follows our underwriting guidelines. We believe that this agent is an established specialist in this technical field. Our HBW gross premiums written during the three months ended March 31, 2006 are summarized in the table below by specialty risk class.

($ in millions)
Casualty	$36.7
Warranty*	4.7
Property	2.3
Total	$43.7

*	Warranty is written as reinsurance.

Approximately 53.7% of our specialty insurance segment gross premiums written of $84.3 million were generated through our program business, of which 51.8% was through our HBW program. The remaining 46.3% of our specialty insurance segment gross premiums written were generated through a number of brokers, none of which accounted for more than 10% of our total specialty insurance segment gross premiums written.

Currently, we are writing only a limited number of new contracts in most of our traditional specialty insurance product lines, which have also been adversely affected by the A.M. Best downgrade. We are also currently seeing significant deterioration in our HBW program business and our business written at Lloyd’s and we expect these trends to continue.

Premiums ceded were $29.6 million during the three months ended March 31, 2006, an increase of $1.0 million, or 3.7%, compared to $28.6 million for the three months ended March 31, 2005. The increase in premiums ceded reflects an increase in the retrocession of the casualty specialty risk class related to our HBW program compared to the three months ended March 31, 2005, and is attributable to a lesser extent to the development of the reinsurance program for our specialty insurance segment product lines, which was restructured during the year ended December 31, 2005.

Net premiums earned during the three months ended March 31, 2006 were $58.0 million, an increase of $20.2 million, or 53.3%, compared to $37.8 million for the three months ended March 31, 2005, representing amortization of premiums written and ceded during the years ended December 31, 2004 and 2005 and the three months ended March 31, 2006. The increase in our net premiums earned was largely due to historical growth in our insurance product lines including the contribution of $16.5 million, or 28.4%, of our premiums earned, from of our Lloyd's syndicate, which commenced in December 2004, and was offset by the effect of the A.M. Best's ratings downgrade. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $0.1 million for the three months ended March 31, 2006 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $38.7 million for the three months ended March 31, 2006, an increase of $10.9 million compared to $27.8 million for the three months ended March 31, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in our net premiums earned. Included in net loss and loss expenses are $4.9 million of losses recorded during the three months ended March 31, 2005 related to damages from a ruptured oil pipeline in California which was covered by an insurance contract issued by our environmental liability product line. Included in net loss and loss expenses during the three months ended March 31, 2006 is $4.5 million of specific losses incurred during the three months ended March 31, 2006 related to a claim under our PWIB program from tornado losses occurring in March 2006.

Included in our expected ultimate losses during the three months ended March 31, 2006 is favorable development on the loss estimates on contracts of insurance insuring claims arising from Hurricanes Katrina, Rita and Wilma of $0.1 million. Our estimate of our exposure to ultimate claim costs associated with these hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

Our expected ultimate losses during the three months ended March 31, 2006 do not include any additional estimated gross and net loss estimates related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line. There remains the possibility of further negative development on this loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes, the tornado and the oil pipeline loss, as of March 31, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our specialty insurance segment net loss ratio was 66.7% for the three months ended March 31, 2006 a decrease of 6.9% compared to a net loss ratio of 73.6% for the three months ended March 31, 2005. The decrease in the specialty insurance segment net loss ratio is primarily due to the impact of the tornado losses during the three months ended March 31, 2006 having a lesser relative impact compared to the environmental loss as a percentage of the net earned premium during the three months ended March 31, 2005 and the result of restructuring our reinsurance of our insurance business during the second quarter of 2005. This decrease is offset by higher selected loss ratios for our HBW program, the professional insurance written in our Lloyd’s syndicate and our environmental insurance in the three months ended March 31, 2006 as compared to loss ratios applicable to those lines in the three months ended March 31, 2005.

Acquisition expenses.    Acquisition expenses were $8.4 million for the three months ended March 31, 2006 an increase of $1.7 million, or 25.4%, compared to $6.7 million for the three months ended March 31, 2005. The increase in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 14.4% for the three months ended March 31, 2006, a decrease of 3.2% compared to 17.6% for the three months ended March 31, 2005. The reduction in our acquisition expense and our acquisition expense ratio in the specialty insurance segment is primarily due to three factors. First, we are paying less fronting costs because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our insurance business. Second, our ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties has increased as a result of the restructuring of those treaties during the second quarter of 2005. Third, we paid less commission in our HBW program during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of March 31, 2006, $17.7 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $20.4 million for the three months ended March 31, 2006 an increase of $6.4 million, or 45.8%, compared to $14.0 million for the three months ended March 31, 2005. The increase in our general and administrative expense was due to severance costs and the additional number of employees hired throughout 2005, especially in Europe. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our specialty insurance segment. Our general and administrative expense ratio decreased to 35.2% for the three months ended March 31, 2006, compared to 37.1% for the three months ended March 31, 2005 due to the impact of the increase in our specialty insurance segment's net premiums earned more than offsetting the impact of the increase in our general and administrative expenses.

Specialty reinsurance

	Three months ended March 31, 2006	Three months ended March 31, 2005	Change
	($ in thousands)
Gross premiums written	$30,526	$89,407	$(58,881)
Premiums ceded	(22,556)	(1,297)	(21,259)
Net premiums written	$7,970	$88,110	$(80,140)
Net premiums earned	$21,529	$53,637	$(32,108)
Other income	874	790	84
Net losses and loss expenses	(15,761)	(29,648)	13,887
Acquisition expenses	(5,567)	(13,804)	8,237
General and administrative expenses	(6,957)	(5,156)	(1,801)
Net underwriting loss	$(5,882)	$5,819	$(11,701)
Ratios:
Loss and loss expense ratio	73.2%	55.3%	(17.9)%
Acquisition expense ratio	25.9%	25.7%	(0.2)%
General and administrative expense ratio	32.3%	9.6%	(22.7)%
Combined ratio	131.4%	90.6%	(40.8)%

Premiums.    Gross and net premiums written were $30.5 million and $8.0 million for the three months ended March 31, 2006 compared to $89.4 million and $88.1 million of gross and net premiums for the three months ended March 31, 2005. The decrease in our specialty reinsurance segment's net premiums written reflects the decrease in our property, casualty and marine, technical risk and aviation reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our property reinsurance business line, the adverse effects of A.M. Best's ratings downgrade, the commutation of two treaties in our casualty reinsurance business line and the cancellation of marine, technical risk and aviation reinsurance contracts in March 2006 resulting in the return of gross premiums written of $7.5 million following A.M. Best's ratings downgrade.

The table below shows gross and net premiums written by product line whether written on a traditional reinsurance, programs or structured basis:

	Three months ended March 31, 2006		Three months ended March 31, 2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net written premium
Property	$19,957	$198	$44,439	$44,439
Casualty	12,289	12,289	29,104	29,104
Marine, technical risk and aviation	(1,720)	(4,517)	15,864	14,567
Total	$30,526	$7,970	$89,407	$88,110

Our casualty reinsurance gross premiums written during the three months ended March 31, 2006 are summarized in the table below by risk class.

Workers' compensation	60.3%
Commercial umbrella	20.5%
General liability	13.4%
Other	5.8%
Total	100.0%

Our casualty reinsurance gross premiums written included in our other casualty category, were spread across 14 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the three months ended March 31, 2006.

Our marine, technical risk and aviation reinsurance gross premiums written, excluding the impact of $7.5 million of returned gross premium written related to reinsurance contracts that were written during 2005 and cancelled in 2006, following the Company's downgrade by A.M. Best, during the three months ended March 31, 2006 were comprised of ocean marine risks only.

Approximately 50.5% and 39.1% of our specialty reinsurance segment gross premiums written of $30.5 million were generated through Guy Carpenter & Company, Inc. and Benfield Group.

Ceded premiums were $22.6 million during the three months ended March 31, 2006 compared to $1.3 million for the three months ended March 31, 2005. The increase of $21.3 million in our ceded premiums written includes approximately $19.8 million related to our property reinsurance line of business ceded to the third party reinsurer under the Property Transaction. The remainder is attributable to the purchase, during the three months ended March 31, 2006, of additional retrocession protection, including reinstatement premiums, for our specialty reinsurance marine, technical risk and aviation product line. We obtained the retrocession protection to help limit our net loss exposures to natural catastrophe events. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums are earned over the period of each insured risk.

Net premiums earned of $21.5 million for the three months ended March 31, 2006 have decreased by $32.1 million compared to the three months ended March 31, 2005. The decrease reflects the impact of the decision to discontinue the writing of new and renewal business in our property reinsurance line of business, the commutation of two treaties in our casualty reinsurance line of business and the purchase of additional retrocessional protection and the impact of writing lower net premiums as a result of the A.M. Best ratings downgrade. Gross premiums written in our specialty reinsurance segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Other income.    Other income was $0.9 million for the three months ended March 31, 2006 compared to $0.8 million for the three months ended March 31, 2005, and related to income, including fees, recognized on non-traditional reinsurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $15.8 million for the three months ended 31, 2006 a decrease of $13.9 million, or 46.8%, compared to $29.6 million for the three months ended 31, 2005. The decrease in net losses and loss expenses incurred was due to our decision to discontinue the writing of new and renewal business in our property reinsurance line of business, the commutation of two treaties in our casualty reinsurance line of business, the decrease in the number of contracts we entered into as a result of the A.M. Best's ratings downgrade and the purchase of additional retrocessional protection. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

Included in our expected ultimate losses during the three months ended March 31, 2006 is adverse development on the loss estimates on contracts of reinsurance insuring claims arising from the 2005 hurricanes of $0.3 million. Our estimate of our exposure to ultimate claim costs associated with these hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than the hurricane losses, as of March 31, 2006, we have received a limited amount of large reported losses in our specialty reinsurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our specialty reinsurance segment net loss ratio was 73.2% for the three months ended March 31, 2006 compared to 55.3% for the three months ended March 31, 2005. The increase in the specialty reinsurance segment net loss ratio is mainly due to the increase in our ceded earned premium, related to additional retrocessional protection purchased in our marine, technical risk and aviation product line compared to the three months ended March 31, 2005, which reduces our net earned premium. Substantially all of this ceded premium related to contracts of reinsurance purchased on an excess of loss basis, to provide us with protection in the event of severe or catastrophic events.

Acquisition expenses.    Acquisition expenses were $5.6 million for the three months ended March 31, 2006 a decrease of $8.2 million, or 59.7%, compared to $13.8 million for the three months ended March 31, 2005. The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 25.9% for the three months ended March 31, 2006, which is comparable to 25.7% for the three months ended March 31, 2005.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $7.0 million for the three months ended March 31, 2006 an increase of $1.8 million, or 35.4% compared to $5.2 million for the three months ended March 31, 2005. The increase is primarily attributable to the allocation of employee related general and administrative expenses incurred by the Company. The increase is also due to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our specialty reinsurance segment. Our general and administrative expense ratio was 32.3% for the three months ended March 31, 2006 compared to 9.6% for the three months ended March 31, 2005.

Technical services

	Three months ended March 31, 2006	Three months ended March 31, 2005	Change
	($ in thousands)
Technical services revenues	$8,145	$8,112	$33
Other income	120	10	110
Direct technical services costs	(5,000)	(4,861)	(139)
General and administrative expenses	(2,912)	(2,539)	(373)
Net technical services income	$353	$722	$(369)

Technical services revenues.    Technical services revenues were $8.1 million for the three months ended March 31, 2006, compared to $8.1 million for the three months ended March 31, 2005.

Other income.    Other income totaled $0.1 million for the three months ended March 31, 2006, an increase of $0.1 million, compared to zero for the three months ended March 31, 2005. The increase was primarily generated from our liability assumption program in Buffalo, New York. This income primarily represents the amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability which is initially deferred in the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage of completion method.

Direct technical services costs.    Direct technical services costs were $5.0 million for the three months ended March 31, 2006, an increase of $0.1 million, compared to $4.9 million for the three months ended March 31, 2005. Direct technical services costs, as a percentage of revenue was 61.4% for the three months ended March 31, 2006 compared to 59.9% for the three months ended March 31, 2005, reflecting an increase in the usage of subcontractors for environmental projects in 2006 as compared to 2005.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $2.9 million for the three months ended March 31, 2006, an increase of $0.4 million, or 14.7% compared to $2.5 million for the three months ended March 31, 2005. The increase is attributable to increased personnel costs and higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our insurance, reinsurance and technical services operations. As of March 31, 2006, we had operations in the U.S., Bermuda, Ireland and the U.K., including Syndicate 4000.

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

We are also subject to constraints under the Companies Act 1981 of Bermuda (‘‘Companies Act’’) that affect our ability to pay dividends on our shares. We may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts. As a result of our losses, for Bermuda company law purposes, the realizable value of our assets may no longer exceed the aggregate of our liabilities and our issued share capital and share premium accounts. In order for Quanta Holdings to have the flexibility to pay dividends to shareholders, we have filed a definitive proxy statement including a proposal for approval by the holders of our common shares at the 2006 annual general meeting to reduce the share premium account by $656.9 million and allocate that sum to our contributed surplus account.

We estimate that we currently have investments of approximately $998.6 million, including cash and cash equivalent balances of approximately $166.1 million. We estimate that our cash and cash equivalents and investment balances include approximately $254.3 million that is pledged as collateral for letters of credit, approximately $171.9 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $160.5 million that is held by Lloyd's to support our underwriting activities, $51.0 million held in trust funds that are related to our deposit liabilities and $29.6 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $331.2 million, including net cash and cash equivalents of approximately $77.9 million. Of the $331.2 million, approximately $311.7 million represents net unrestricted investments held by our operating subsidiaries which are subject to significant legal, regulatory and compliance requirements.

Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies. We believe our operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due.

Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. Further, a downgrade in our rating below ‘‘B++’’ (very good) will trigger termination provisions or require the posting of additional security in certain of our other insurance and reinsurance contracts. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. In addition, many of our insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. Accordingly, we may also elect to post security under these other contracts in order to maintain that business.

We estimate that we currently have net cash and cash equivalent balances and other investments of approximately $331.2 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our insurance subsidiaries. However, we cannot draw letters of credit or borrow under our credit agreement if we have incurred a material adverse effect or if a default exists under the agreement. A downgrade in our rating below ‘‘B++’’ (very good) will cause a default in our credit facility. The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. Among other things, the lenders would also have the right to cancel outstanding letters of credit issued under the facility and we would be limited in releasing collateral without the lenders' consent. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

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

We have determined that $740.8 million of investment securities, with unrealized losses of approximately $6.1 million were other-than-temporarily impaired as of March 31, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of March 31, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investments securities affected by our decision. However, due to the general uncertainties surrounding our business resulting from A.M. Best's March 2006 downgrade of our financial strength ratings and our decision to explore strategic alternatives, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in additional material impairment charges.

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

Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $785.2 million as of March 31, 2006 compared to $699.1 million at December 31, 2005. The market value of our total investment portfolio was $823.1 million, of which $777.6 million related to available-for-sale fixed maturity investments, $7.6 million related to available for sale short-term investments and $37.9 million to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company LLC, JP Morgan Investment Management Inc. and Deutsche Asset Management. Custodians of our externally managed investment portfolios are JP Morgan Chase Bank N.A., Citibank N.A. and Comerica Incorporated.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB−. As of March 31, 2006, all of the fixed maturity investments were investment grade, with a weighted average credit rating of ‘‘AA+’’ based on ratings assigned by S&P. Our cash and cash equivalents totaled $204.9 million as of March 31, 2006 compared to $260.9 million at December 31, 2005. The increase in our available-for-sale investments and cash and cash equivalents is primarily due to the collection of premiums receivable during the three months ended March 31, 2006, partially offset by claims notifications and associated loss payments we have made up to and including March 31, 2006.

Our insurance and reinsurance premiums receivable balances totaled $147.0 million as of March 31, 2006 compared to $146.8 million at December 31, 2005. The increase in premiums receivable reflects net premiums written across the specialty insurance segment during the three months ended March 31, 2006, offset by our decision to discontinue writing new and renewal business in our property reinsurance and technical risk property lines of business during the fourth quarter of 2005. Included in our premiums receivable are approximately $96.5 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of March 31, 2006, based on our review of the remaining balance of $50.5 million, which represents premiums installments that are currently due, we believe there are no individually significant balances that are delinquent or uncollectible.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $28.7 million and $208.0 million, respectively, as of March 31, 2006 compared to $33.1 million and $224.5 million as of December 31, 2005. The decrease in our deferred acquisition costs and in unearned premiums, net of deferred reinsurance, during the three months ended March 31, 2006 are due to lower premiums written, following the discontinuance of writing new and most renewal business in our property reinsurance and technical risk property insurance product lines and the impacts to our business arising from A.M. Best's ratings downgrade. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $393.9 million as March 31, 2006 compared to $343.6 million as of December 31, 2005. The increase in our net loss and loss expense reserves reflects our net losses and loss expenses incurred during the three months ended March 31, 2006, including the losses of $4.5 million resulting from tornadoes that impacted our technical risk line of business. The increase was also driven by the number of insurance contracts we entered into and the associated net premiums earned, as well as greater reinsurance recoveries relative to our payment of losses during the period. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. The balance of reserves for losses and loss adjustment expenses as of March 31, 2006 includes our estimate of gross unpaid loss expenses totaling $156.3 million relating to Hurricanes Katrina, Rita and Wilma and $5.5 million relating to the environmental claim that we incurred during the year ended December 31, 2005. During the three months ended March 31, 2006 we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our estimate of our reserves for losses and loss adjustment expenses as of March 31, 2006 of $393.9 million is net of reinsurance recoverable of $198.3 million. The increase in our reinsurance recoverable balance reflects our losses and loss expenses recoverable from reinsurers during the three months ended March 31, 2006. The balance as of March 31, 2006 also includes our estimate of unpaid loss expenses recoverable totaling $80.1 million relating to Hurricanes Katrina, Rita and Wilma and $2.9 million relating to the environmental claim that we incurred during the year ended December 31, 2005. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which the Company is subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate. The average credit rating of the Company's reinsurers as of March 31, 2006 is ‘‘A’’ (excellent) by A.M. Best. As of March 31, 2006, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 24% due from Everest Reinsurance Ltd., a reinsurer rated ‘‘A+’’ (superior) by A.M. Best, and approximately 15% due from various Lloyd's syndicates, which are rated ‘‘A’’ (excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of March 31, 2006. Less than 4.2% of the Company's loss and loss adjustment expenses recoverable from reinsurers are due from reinsurers that are rated below ‘‘A−’’ (excellent). As of March 31, 2006, of our gross reserves for losses and loss adjustment expenses of $592.3 million, $184.5 million related to case reserves for reported losses and loss expenses and $407.8 million related to reserves for losses and loss expenses incurred but not reported. As of March 31, 2006, of our reserves for losses and loss adjustment expenses, net of reinsurance recoverable of $393.9 million, $101.4 million related to case reserves for reported losses and loss expenses and $292.5 million related to reserves for losses and loss expenses incurred but not reported.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at March 31, 2006 and the reinsurers' financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
	($ in millions)
Reinsurer
Everest Reinsurance Company	$48.2	A+
Lloyd's	30.9	A
Arch Reinsurance	19.3	A−
XL Capital Ltd.	11.3	A+
Allianz Marine & Aviation	10.7	A−
New Reinsurance Company	10.0	A+
Glacier Reinsurance AG	8.4	A−
The Toa Reinsurance Company, Ltd. (Tokyo)	8.1	A
Aspen Insurance	7.5	A
Transatlantic Reinsurance Company	7.2	A+
Odyssey America Reinsurance	7.1	A
Max Re	6.7	A−
Other Reinsurers Rated A− or Better	15.1	A−
All Other Reinsurers	7.8	Various
Total	$198.3

Our shareholders' equity was $367.1 million as of March 31, 2006 compared to $384.2 million as of December 31, 2005, reflecting a decrease of $17.1 million that was primarily the result of a net loss available to ordinary shareholders of $17.1 million for the three months ended March 31, 2006 and by a net change in unrealized losses on our investment portfolios of $0.2 million, partially offset by a stock-compensation expense credited to additional paid-in capital of $0.4 million. As of March 31, 2006, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $27.0 million. These deferred tax assets were generated primarily from net operating losses. As a start-up company with limited operating history, the realization of these deferred tax assets is neither assured nor accurately determinable.

The following table shows our capitalization as of March 31, 2006 and December 31, 2005 (in thousands):

	As of March 31, 2006	As of December 31, 2005
Debt outstanding:
Revolving credit facility (1)	$—	$—
Junior subordinated debentures	61,857	61,857
Redeemable preferred shares:
Redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at March 31, 2006 and 3,000,000 issued and outstanding at December 31, 2005)	74,998	71,838
Shareholders' equity:
Common shares ($0.01 par value; 200,000,000 common shares authorized; 69,946,861 issued and outstanding at March 31, 2006 and December 31, 2005)	699	699
Additional paid-in capital	582,298	581,929
Accumulated deficit	(216,145)	(199,010)
Accumulated other comprehensive income	213	546
Total shareholders' equity	$367,065	$384,164
Total capitalization	$503,920	$517,859
Total debt to total capital ratio (2)	27%	26%

(1)	Consists of a $250 million secured letter of credit and revolving credit facility dated July 11, 2005. Up to $25.0 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. As of March 31, 2006, $225.6 million of letters of credit were outstanding under this facility. No revolving credit borrowings or amounts drawn under the letters of credit were outstanding as of March 31, 2006.

(2)	The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of Total Debt and Total Shareholders' Equity, or Total Capitalization.

(3)	This table does not give effect to warrants and options exercisable for 5,598,283 and 5,595,213 common shares at March 31, 2006 and 2005.

On January 11, 2006, Quanta Holdings, pursuant to an Underwriting Agreement dated December 14, 2005 with FBR and BB&T Capital Markets (the ‘‘Underwriters’’), sold 130,525 10.25% Series A Preferred Shares following the exercise of the over-allotment option that was granted to them on December 14, 2005. The gross proceeds to the Company were $3.3 million. The series A preferred shares are reflected as redeemable preferred shares on our balance sheet as of March 31, 2006.

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

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We generated net operating cash flow of approximately $17.4 million during the three months ended March 31, 2006, primarily related to premiums and investment income received and offset by losses and loss expenses as well as general and administrative expenses paid. In addition, we also generated net proceeds from the issuance of our preferred shares of $3.2 million. During the same period, we invested net cash of $77.8 million in our investment assets. Our cash flows from operations for the three months ended March 31, 2006 provided us with sufficient liquidity to meet operating cash requirements during that period.

We estimate that we currently have investments of approximately $998.6 million, including cash and cash equivalent balances of approximately $166.1 million. We estimate that our cash and cash equivalents and investment balances include approximately $254.3 million that is pledged as collateral for letters of credit, approximately $171.9 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $160.5 million that is held by Lloyd's to support our underwriting activities, $51.0 million held in trust funds that are related to our deposit liabilities and $29.6 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $331.2 million, including net cash and cash equivalents of approximately $77.9 million. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We also believe that subject to meeting significant legal, regulatory and compliance requirements, our operating subsidiaries can distribute sufficient funds to Quanta Holdings to enable Quanta Holdings to pay its currently foreseen liabilities as they become due.

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

On December 29, 2005, the underwriters exercised their over-allotment option to acquire an additional 130,525 series A preferred shares at the offering price of $25.00 per share. This resulted in gross proceeds of $3.3 million which were received and recorded on January 11, 2006. The proceeds are being used for general corporate purposes.

On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement, dated July 11, 2005, providing for a secured bank letter of credit facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to $25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. The facility is secured by specified investments of the borrowers. As of March 31, 2006, we have approximately $225.6 million of secured letters of credit issued and outstanding under the facility. We have not made any borrowings under the revolving credit facility. The obligations under the credit facility are currently fully secured by investments and cash. The availability to a borrower is based on the amount of eligible investments pledged by that borrower. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. In addition, we cannot draw letters of credit or borrow under the credit agreement if we have incurred a material adverse effect or if a default exists under the agreement.

The credit agreement has certain financial covenants, including a leverage ratio (consolidated indebtedness to consolidated total capital) of not greater than 0.35 to 1, a minimum consolidated net worth of at least $301 million which shall be increased immediately following the last day of each fiscal quarter by an amount equal to 50% of the net income of the Company and its subsidiaries and maintenance of the Company's insurance ratings. In addition, the credit agreement contains certain covenants restricting the activities of Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. A ratings downgrade below B++ would also create an event of default under the credit agreement. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. Among other things, the lenders would also have the right to cancel outstanding letters of credit issued under the facility and we would be limited in releasing collateral without the lenders' consent. Quanta Holdings has unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders. The facility terminates on July 11, 2008.

Uses of cash and liquidity

We estimate that we currently have investments of approximately $998.6 million, including cash and cash equivalent balances of approximately $166.1 million. We estimate that our cash and cash equivalents and investment balances include approximately $254.3 million that is pledged as collateral for letters of credit, approximately $171.9 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $160.5 million that is held by Lloyd's to support our underwriting activities, $51.0 million held in trust funds that are related to our deposit liabilities and $29.6 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net investments of $331.2 million, including net cash and cash equivalents of approximately $77.9 million. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. We estimate that we currently have net cash and cash equivalent and investment balances of approximately $331.2 million that are available to post as security or place in trust.

If A.M. Best downgrades our financial strength ratings below our current rating of ‘‘B++,’’ we will be in default under our credit agreement. We cannot draw letters of credit or borrow under our existing credit agreement if we have incurred a material adverse effect or if a default exists under the agreement. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedent companies under our existing retrocessional and reinsurance contracts that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating. We cannot assure you that we will be able to increase the commitment under our existing bank credit facility or obtain additional credit facilities at terms acceptable to us. Our inability to maintain or enter into adequate credit facilities would have a material adverse effect on our results of operations. The obligations under the credit facility are currently fully secured. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. Among other things, the lenders would also have the right to cancel outstanding letters of credit issued under the facility and we would be limited in releasing collateral without the lenders' consent. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

In the near term, our other principal cash requirements are expected to be investments in operating subsidiaries, losses and loss adjustment expenses and other policy holder benefits, brokerage and commissions, expenses to develop and implement our business strategy, including potential severance payments, other operating expenses, premiums ceded, capital expenditures, the servicing of borrowing arrangements (including the Debentures), dividend payments on our series A preferred shares, and taxes. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of the recent downgrade of our financial strength ratings by A.M. Best, we are closely analyzing our business lines, positioning in the market and internal operations and identifying steps we should take to preserve shareholder value and improve our position, including the exploration of strategic alternatives. We may incur substantial costs, including severance payments, in connection with the implementation of any changes based on such analysis. These initiatives and their implementation also involve significant uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. During the first quarter of 2006, we have incurred severance charges of $5.2 million. Additionally, in order to retain the services of our chief financial officer, Jonathan J.R. Dodd, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these retention agreements, our cash requirements would include a total payment of approximately $9.9 million to all such employees.

We paid additional gross claims of $18.3 million during the three months ended March 31, 2006 relating to the environmental claim and the hurricane events of 2005 and 2004. We expect that our cash requirements for the payment of these and other claims will be significant in future periods as we receive and settle claims, including those relating to these specific claims and in particular, claims related to the hurricanes that occurred in 2005.

Following our recent ratings downgrade by A.M. Best, Lloyd's has agreed with us that in order to benefit the continued underwriting of Syndicate 4000 in the Lloyd's of London market during the 2007 underwriting year, Syndicate 4000 would be better served by a diversification of its capital base with one or more third-party capital sources, if we would be able to secure such capital. In particular, we believe Syndicate 4000 may receive an increased submission flow if its capital base is diversified through one or more third-party capital sources. Capital for the 2007 underwriting year, including any capital from a third-party source, must be in place by November 30, 2006. If we obtain capital provided by any third-party source, we would either add it to our existing funds or we may be able to remove some of the funds we have deposited to support our underwriting capacity of our Lloyd's syndicate. However, we can make no assurances that we will be successful in obtaining any third-party source of capital to support our Lloyd's syndicate.

We incurred capital expenditures of $0.1 million during the three months ended March 31, 2006. As we are currently closely analyzing our business lines and our position, and exploring strategic alternatives, we are unable at this time to quantify the amount of future capital expenditures we may incur.

In addition to these cash requirements, under the purchase agreement with ESC, we have paid, on April 12, 2006, ESC's former shareholders an earn-out payment of $5.0 million. We may also have substantial liabilities to clients, third parties and government authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business arising from the assessment, analysis and assumption of environmental liabilities, and the management, remediation, and engineering of environmental conditions constitute a significant portion of our technical services business. From time to time, we have offered a liability assumption program under which a special-purpose entity assumes specified liabilities associated with environmental conditions for which we provide technical services, which may be insured or guaranteed by us. These businesses involve significant risks, including the possibility that we may have substantial liabilities to clients, third parties and governmental authorities for property damage, personal injuries, breach of contract or breach of warranty claims, fines and penalties and regulatory action that could adversely affect our business.

While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write new insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection from adequately rated retrocessionaires on terms that are acceptable to us. Additionally, we seek to capitalize our insurance operations in excess of the minimum regulatory requirements so that we may maintain our current financial ratings from A.M. Best. These regulatory and rating agency requirements restrict the amount of capital we are able to distribute to Quanta Holdings and other insurance subsidiaries. For further discussion, see ‘‘— Adequacy of Regulatory and Rating Capital.’’ Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our expected levels of business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

We have determined that $740.8 million of investment securities, with unrealized losses of approximately $6.1 million were other-than-temporarily impaired as of March 31, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of March 31, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no affect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investments securities affected by our decision. However, due to the general uncertainties surrounding our business resulting from A.M. Best's downgrade of our financial strength ratings and our decision to explore strategic alternatives, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the investment securities' fair values could change in subsequent periods, resulting in additional material impairment charges.

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

Dividends and Redemptions

As a holding company, we depend on future dividends and other permitted payments from our subsidiaries to pay any dividends to our common and preferred shareholders. Our subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. Furthermore, the terms of our letter of credit and revolving credit facility prohibit us from repurchasing shares and paying dividends on our common shares without the consent of our lenders. We have obtained a consent under our current letter of credit and revolving credit facility for the payment of dividends on our series A preferred shares. However, the facility prohibits us from paying dividends on our series A preferred shares so long as there is a default under that agreement. Future credit agreements or other agreements relating to our indebtedness may also contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances. If we experience a change of control, we may be required to make offers to redeem our series A preferred shares at a price of $25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption and on the terms described in the Certificate of Designation. Our series A preferred shares have no stated maturity and are not subject to any sinking fund and are not convertible into any of our other securities or property.

We are also subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares, redeem our series A preferred shares and make other payments. Under the Companies Act, even though we are solvent and able to pay our liabilities as they become due, we may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts. Under the Companies Act, when a company issues shares, the aggregate paid in par value of the issued shares comprises the company's share capital account. When shares are issued at a ‘‘premium’’, that is, where the actual sum paid for a share exceeds the par value of the share, the amount paid in excess of the par value must be allocated to and maintained in a capital account called the ‘‘share premium account.’’ As of March 31, 2006, Quanta Holdings has approximately $656.9 million in its share premium account. Quanta Holdings has a high share premium account due to the significant difference between the $0.01 par value of our common shares and series A preferred shares and the amounts paid for those shares in recent and historical offerings of the Company. The Companies Act requires shareholder approval prior to any reduction of our share capital or share premium accounts. Bermuda law also provides that we maintain a contributed surplus account, to which we must allocate, among other things, shareholder capital which is unrelated to any share subscription.

We believe that we currently have sufficient assets to pay our foreseen liabilities as they become due. As a result of our losses, for Bermuda company law purposes, the realizable value of our assets may no longer exceed the aggregate of our liabilities and our issued share capital and share premium accounts. If this deficiency exists, we would be prohibited by Bermuda company law from paying dividends or making distributions to our shareholders, including our holders of series A preferred shares. In order for Quanta Holdings to have the flexibility to pay dividends to shareholders, we have filed a definitive proxy statement including a proposal to our common shareholders for the approval of a reduction of $656.9 million from the share premium account and reallocation of that sum to our contributed surplus account. If our common shareholders do not approve any such proposal, we may be restricted by Bermuda company law from declaring or paying dividends to our holders of series A preferred shares and other shareholders. We cannot make any assurances that we will have the ability to declare and pay dividends under Bermuda law to our shareholders in the future. In addition, even if our shareholders approve this proposal and we are permitted by law to declare and pay dividends, we cannot assure you that future losses or other events could not impair our ability to pay dividends to our shareholders.

While our financial advisors are helping us to evaluate the use of potential excess capital to return value to our shareholders, in addition to the restrictions described above relating to our operating subsidiaries, we may be limited in the amount of any dividends that could be paid on, or the amount of any redemption of, our shares. Under Bermuda law, we may not declare or pay a dividend or redeem our shares (including our series A preferred shares) at any time if we have reasonable grounds for believing that we are, or after the payment or redemption would be, unable to pay our liabilities as they become due. We also may not declare or pay a dividend or redeem our shares (including our series A preferred shares) except out of the capital paid up thereon, out of our issued share capital and share premium accounts or, in the case of a redemption, out of the proceeds of a new issue of shares made for the purpose of the redemption. Our secured letter of credit and revolving credit facility also contain provisions prohibiting the payment of dividends on common shares or redemption of our shares, as well as the payment of dividends on our series A preferred shares if a default exists under the facility.

For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see ‘‘Financial Condition and Liquidity’’ above. See also note 1 to our December 31, 2005 consolidated financial statements included in our Form 10-K.

Commitments

We have contractual obligations relating to our reserves for losses and loss expenses and commitments under the trust preferred securities, preferred shares and non-cancelable operating leases for property and office equipment described above under ‘‘Liquidity’’ as of March 31, 2006 as follows:

	Payments due by period ($ in thousands)
Contractual obligations ($000's)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for losses and loss expenses	$592,252	$282,097	$144,384	$83,812	$81,959
Interest on long-term debt obligations(1)	153,005	5,088	10,175	10,175	127,567
Long-term debt obligations	61,857	—	—	—	61,857
Operating lease obligations	41,119	5,471	8,062	6,443	21,143
Dividends on preferred shares	37,769	8,022	16,044	13,703		(2)
Total	$886,002	$300,678	$178,665	$114,133	$292,526

(1)	The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at March 31, 2006 on the facility.

(2)	Dividends on our 10.25% series A preferred shares is based on a dividend of $2.5625 per share. We have not estimated dividends payable on our series A preferred shares as they are perpetual and have no fixed mandatory redemption date unless a change of control occurs or we are able to redeem the preferred shares. We do not have the right to redeem our series A preferred shares until on or after December 15, 2010. Assuming 3,130,525 shares of our series A preferred shares are outstanding during any applicable period, we would be required to pay dividends, on an annual basis, of an aggregate of approximately $8.0 million.

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

Off-Balance Sheet Arrangements

Other than our trust preferred securities offerings through the Quanta Capital Statutory Trust I and Quanta Capital Statutory Trust II (together ‘‘Quanta Trust I and II’’), as of March 31, 2006, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuer of the trust preferred securities and a variable interest entity, since we are not the primary beneficiary of Quanta Trust I or II. As of March 31, 2006, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of $58.4 million from the sale of the Debentures to Quanta Trust I and II were used for working capital purposes and our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under ‘‘Commitments.’’ The Debentures are redeemable at the Company's option at par beginning March 15, 2010.

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

On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, to ‘‘B++’’ (very good), under review with negative implications. The A.M. Best ‘‘A’’ (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, to ‘‘B++’’ (very good), and placed those companies under review with negative implications. The recent downgrade of our financial ratings has had a significant adverse effect on our ability to conduct our business in our current product lines and on our ability to execute our business strategy. For further discussion of these recent developments, see ‘‘Overview. A.M. Best Rating Actions, Strategic Alternatives and Evaluation’’ above. A.M. Best may further downgrade our ratings. There is no assurance as to what rating actions A.M. Best may take now or in the future or whether A.M. Best will further downgrade our rating or will remove any qualification of our rating.

Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our expected levels of business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Posting of Security by Our Operating Subsidiaries

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

As described under ‘‘Liquidity’’ above we entered into a secured bank credit facility with a syndicate of lenders that allows us to provide to our insured clients up to $250 million in letters of credit as security under the terms of insurance and reinsurance contracts. The availability to a borrower is based on the amount of eligible investments pledged by that borrower and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. We currently have approximately $215.5 million of secured letters of credit issued and outstanding under the facility.

As of March 31, 2006, we have approximately $258.2 million that is pledged as collateral for letters of credit, approximately $175.0 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $154.9 million that is held by Lloyd's to support our underwriting activities, $51.2 million held in trust funds that are related to our deposit liabilities and $29.7 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. We currently have net cash and cash equivalent balances of approximately $77.9 million that are available to post as security or place in trust.

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

On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, to ‘‘B++’’ (very good), and placed those companies under review with negative implications. The recent downgrade of our financial ratings has had a significant adverse effect on our ability to conduct our business in our current product lines and on our ability to execute our business strategy. For further discussion of these recent developments, see ‘‘Overview. A.M. Best Rating Actions, Strategic Alternatives and Evaluation’’ above. A.M. Best may further downgrade our ratings. There is no assurance as to what rating actions A.M. Best may take now or in the future or whether A.M. Best will further downgrade our rating or will remove any qualification of our rating. A ‘‘B++’’ (very good) rating is the fifth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. We have not been rated by any rating agency other than A.M. Best.

Critical Accounting Policies and Estimates

Our management makes certain judgments, estimates and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in our condensed consolidated financial statements. If management uses different assumptions and estimates than it currently does, it could produce materially different estimates of the reported amounts. For a detailed discussion of our critical accounting policies, judgments, estimates and assumptions management uses please refer to the Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 31, 2006. There have been no significant changes in the application of our critical accounting policies and estimates subsequent to December 31, 2005.

Accounting for stock-based compensation

The Company has a long-term stock-based employee incentive plan (the ‘‘Incentive Plan’’), which is described more fully in Note 8. Prior to January 1, 2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's loss before income taxes and net loss for the three months ended March 31, 2006, are $0.4 million greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the period ended March 31, 2006 would have been $(0.24), which is the same result as if the Company had not adopted SFAS 123(R).

As of March 31, 2006, there was $2.7 million of total unrecognized compensation cost related to non vested share-based compensation arrangements related to stock options and performance share units granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 2.06 years.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of March 31, 2006, our investment portfolio included $0.9 million of our total net invested assets, of securities that were denominated in foreign currencies and were purchased by our investment managers for the purpose of improving overall portfolio yield. These securities were rated AAA and were substantially hedged into U.S. dollars according to our investment guidelines by entering into foreign currency forward contracts. At March 31, 2006, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was negligible.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of March 31, 2006, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under management by third-party investment managers of approximately $885.5 million would have been an estimated decrease in market value of approximately $26.4 million, or 2.9%, and the impact on our net invested assets, including cash and cash equivalents, under management by third-party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $23.4 million, or 2.6%.

As of March 31, 2006, our investment portfolio included AAA rated mortgage-backed securities with a market value of $234.5 million, or 28.4%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2006, the average credit quality of our investment portfolio was AA+, and all fixed income securities held were investment grade.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of March 31, 2006, our loss and loss adjustment expenses recoverable from reinsurers balance was $198.3 million. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers' financial strength ratings and obtain letters of credit to collateralize balances due.

We are also exposed to credit risk relating to our premiums receivable balance. As of March 31, 2006, our premiums receivable balance was $147.0 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2006.

Limitations on the Effectiveness of Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our evaluation identified material weaknesses in our internal control over financial reporting as discussed in ‘‘Management's Report on Internal Control Over Financial Reporting’’ contained in our Form 10-K for the year ended December 31, 2005, all of which remain unremediated at the end of the period covered by this report. These deficiencies in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures.

Because of the material weaknesses discussed in our Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of March 31, 2006, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding these material weaknesses discussed in our Form 10-K, management believes the financial statements contained in this quarterly report are fairly presented in all material respects, in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Information regarding risk factors appears in ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Disclosure,’’ in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A, ‘‘Risk Factors,’’ of our Form 10-K for the year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form10-K and should also be read in conjunction with the information disclosed elsewhere in this report on Form 10-Q.

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

Certain of our insurance and many of our reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrade. Furthermore, many of our other insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. A cancellation typically results in the termination of the policy and our ongoing obligations and the return of premiums to our client that frequently approximates our unearned premium reserve as of the date of the cancellation. Whether a client would exercise such rights would depend, among other things, on the reasons for the downgrade, the extent of the downgrade, the prevailing market conditions, whether we have posted security in respect of our obligations and the pricing and availability of replacement coverage. We cannot predict in advance how many of our clients will actually exercise such rights or the effect such cancellations will have on our financial condition or future prospects. However, depending on the number of contracts involved, such an effect could be materially adverse. As of April 30, 2006, we had received notice of cancellation on approximately 5.7% of our in-force policies, calculated using original contract gross premiums written related to those cancelled policies as a percentage of total gross premiums written during 2005. As a result, we estimate that the gross and net premiums written under the HBW program during 2006 will be less than 35% of the gross and net premiums written during 2005. Gross unearned premiums relating to these cancellations that we have returned or expect to return to our clients total approximately $15.6 million. With respect to our HBW program, based on our discussions with the program manager, we understand that it will divert a substantial portion of the HBW program business to other carriers during 2006. Some carriers have commenced writing this business in certain states and are seeking approval in other states. We also understand that other carriers are in negotiations with the HBW program manager. We expect that we will receive additional cancellations.

As a result of the recent downgrade of our financial strength rating by A.M. Best, we are closely analyzing our business lines, positioning in the market and internal operations and identifying steps we should take to preserve shareholder value and improve our position, including the exploration of strategic alternatives. The implementation of any changes based on such analysis or of any strategic alternatives involves substantial uncertainties and risk, and our results of operations, business and financial strength rating may be materially and adversely impacted if we do not succeed in implementing such initiatives.

We are exploring strategic alternatives, including the potential sale of some or all of our business, the run off of certain product lines or the business or a combination of alternatives. In addition, as a result of the impact of the recent rating action by A.M. Best, we have implemented key steps designed to preserve shareholder value. We are analyzing our business lines, their positioning and internal operations. In connection with this analysis, we have identified those business lines to continue and those business lines we intend to no longer seek new business pending a final determination of the strategic alternatives by the Board of Directors. In this regard, we currently plan to retain our programs, professional liability and fidelity businesses in the United States, our Lloyd's syndicate in Europe and our environmental consulting services through ESC in the United States. We have determined to no longer seek new business in our marine and aviation and casualty reinsurance and our environmental, surety and trade credit insurance lines. These initiatives and their implementation involve significant uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays. If we do not succeed in implementing the above initiatives on a timely basis, our results of operations, business and financial strength rating may be materially and adversely impacted. Even if we successfully implement any of these measures, there can be no assurance that any of these measures alone may improve our results of operations, preserve shareholder value or maintain or improve our financial strength rating.

Without the approval by our common shareholders of a proposal to reduce our share premium account and reallocate certain capital to our contributed surplus account, we may be restricted by law from declaring or paying dividends to our shareholders, including the holders of our series A preferred shares.

As a result of our losses, for Bermuda company law purposes, the realizable value of our assets may no longer exceed the aggregate of our liabilities and our issued share capital and share premium accounts. If this deficiency exists, we would be prohibited by Bermuda company law from paying dividends or making distributions to our shareholders, including the holders of our series A preferred shares. For further discussion of our share capital and share premium accounts, see ‘‘Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity — Liquidity — Dividends and Redemptions.’’

In order for Quanta Holdings to have the flexibility to pay dividends to shareholders, we have included in our definitive proxy statement, a proposal to our shareholders to reduce the share premium account by $656.9 million and reallocate that sum to our contributed surplus account, which we intend to submit for approval at the 2006 annual general meeting. This reduction of our share premium account and reallocation to the contributed surplus account requires the approval of our common shareholders to be effective. If our common shareholders do not approve any such proposal, we may be restricted by Bermuda company law from declaring or paying dividends to the holders of our series A preferred shares and other shareholders. We cannot make any assurances that we will have the ability to declare and pay dividends under Bermuda law to our shareholders in the future. In addition, even if our common shareholders approve this proposal and we are permitted by law to declare and pay dividends, we cannot assure you that future losses or other events could not impair our ability to pay dividends to our shareholders.

Item 6.    Exhibits

10.1	Separation Agreement and General Release, effective January 3, 2006, by and between Quanta Capital Holdings Ltd. and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2006).
10.2	Retention Agreement by and between Quanta Capital Holdings Ltd. and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).

10.3	Form of Restricted Share Agreement (incorporated by reference from Exhibit 10.1 to the Company's Amendment No. 1 on Form 10-K/A to its Annual Report for the year ended December 31, 2005 filed on April 28, 2006).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.
Date: May 9, 2006	/s/ Robert Lippincott III
Robert Lippincott III (On behalf of the registrant and as Principal Executive Officer)
Date: May 9, 2006	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd (Principal Financial Officer)

Index to Exhibits

10.1	Separation Agreement and General Release, effective January 3, 2006, by and between Quanta Capital Holdings Ltd. and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2006).
10.2	Retention Agreement by and between Quanta Capital Holdings Ltd. and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006).
10.3	Form of Restricted Share Agreement (incorporated by reference from Exhibit 10.1 to the Company's Amendment No. 1 on Form 10-K/A to its Annual Report for the year ended December 31, 2005 filed on April 28, 2006).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.