Form 10-Q
period 2006-06-30
QUANTA CAPITAL HOLDINGS LTD
filed 2006-08-09
CIK 1264242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________TO __________

                        COMMISSION FILE NUMBER 000-50885

                          QUANTA CAPITAL HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)

                BERMUDA                                        N/A
      (State or other jurisdiction                      (I.R.S. Employer
          of incorporation or                          Identification No.)
             organization)

                         1 Victoria Street, Second Floor
                                  Hamilton HM11
                                     Bermuda
              (Address of principal executive offices and zip code)

                                  441-294-6350
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one).

Large Accelerated Filer [ ]   Accelerated Filer [X]    Non-Accelerated Filer [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      As of August 8, 2006 there were 69,981,925 common shares, $0.01 par value per share, outstanding.

                          QUANTA CAPITAL HOLDINGS LTD.

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 2006
            (unaudited) and December 31, 2005                              3

            Unaudited Condensed Consolidated Statements of Operations
            and Comprehensive (Loss) Income for the three and six
            months ended June 30, 2006 and 2005                            4

            Unaudited Condensed Consolidated Statements of Changes in
            Shareholders' Equity for the six months ended June,
            2006 and 2005                                                  5

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2006 and 2005                6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                     7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            26

Item 3      Quantitative and Qualitative Disclosures about Market Risk     72

Item 4      Controls and Procedures                                        74

PART II.    OTHER INFORMATION

Item 1      Legal Proceedings                                              76

Item 1A     Risk Factors                                                   76

Item 4.     Submission of Matters to a Vote of Security Holders            78

Item 6      Exhibits                                                       79

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          QUANTA CAPITAL HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
 (Expressed in thousands of U.S. dollars except for share and per share amounts)

                                                                              JUNE 30,     DECEMBER 31,
                                                                                2006           2005
                                                                            ------------   -------------
                                                                            (UNAUDITED)

ASSETS
Investments at fair value (amortized cost: June 30, 2006, $856,757;
  December 31, 2005, $736,425)...........................................
    Available for sale investments.......................................   $   800,059    $    699,121
    Trading investments related to deposit liabilities...................        35,728          38,316
                                                                            ------------   -------------
         Total investments at fair value.................................       835,787         737,437
Cash and cash equivalents................................................        70,032         178,135
Restricted cash and cash equivalents.....................................        87,959          82,843
Accrued investment income................................................         6,820           5,404
Premiums receivable .....................................................       106,801         146,837
Losses and loss adjustment expenses recoverable..........................       213,513         190,353
Other accounts receivable................................................         9,057          11,434
Net receivable for investments sold .....................................            --           3,047
Deferred acquisition costs, net..........................................        20,361          33,117
Deferred reinsurance premiums............................................        85,809         112,096
Property and equipment, net of accumulated depreciation of $5,961
    (December 31, 2005: $4,874)..........................................         3,768           5,034
Goodwill and other intangible assets.....................................        11,859          24,877
Other assets.............................................................        28,717          21,477
                                                                            ------------   -------------
                 Total assets............................................   $ 1,480,483    $  1,552,091
                                                                            ============   =============
LIABILITIES
Reserve for losses and loss expenses.....................................   $   629,671    $    533,983
Unearned premiums .......................................................       245,742         336,550
Environmental liabilities assumed........................................         4,254           5,911
Reinsurance balances payable.............................................        53,111          57,499
Accounts payable and accrued expenses....................................        42,809          39,051
Net payable for investments sold.........................................         1,615              --
Deposit liabilities......................................................        37,751          51,509
Deferred income and other liabilities....................................         4,747           9,729
Junior subordinated debentures...........................................        61,857          61,857
                                                                            ------------   -------------
               Total liabilities.........................................   $ 1,081,557    $  1,096,089
                                                                            ============   =============

 MANDATORILY REDEEMABLE PREFERRED SHARES
 ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at June 30, 2006 and 3,000,000 issued and
    outstanding at December 31, 2005)....................................   $    74,998    $     71,838

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Common shares
($0.01 par value; 200,000,000 shares authorized; 69,981,925 issued and outstanding at June 30, 2006 and 69,946,861 issued and
    outstanding at December 31, 2005)....................................           700             699
Additional paid-in capital...............................................       582,543         581,929
Accumulated deficit......................................................      (259,079)       (199,010)
Accumulated other comprehensive (loss) income............................          (236)            546
                                                                            ------------   -------------
               Total shareholders' equity................................   $   323,928    $    384,164
                                                                            ------------   -------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY..   $ 1,480,483    $  1,552,091
                                                                            ============   =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                          QUANTA CAPITAL HOLDINGS LTD.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
 (Expressed in thousands of U.S. dollars except for share and per share amounts)

                                                  FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                -------------------------------   -------------------------------
                                                JUNE 30, 2006    JUNE 30, 2005    JUNE 30, 2006    JUNE 30, 2005

REVENUES
Gross premiums written.......................   $      32,899    $     168,548          147,768    $     341,274
                                                =================================================================

Net premiums written.........................   $      10,144    $     127,364    $      72,858    $     270,241
Change in net unearned premiums..............          50,261          (22,355)          67,115          (73,747)
                                                -----------------------------------------------------------------
Net premiums earned..........................          60,405          105,009          139,973          196,494

Technical services revenues..................           7,810            7,176           15,551           14,327
Net investment income........................          11,753            6,187           22,529           11,412
Net realized (losses) gains on investments...          (6,728)             862          (15,048)             379
Net foreign exchange (losses) income.........          (1,375)              88           (1,694)             (24)
Other income.................................             492            3,068            1,529            4,755
                                                -----------------------------------------------------------------
        Total revenues.......................          72,357          122,390          162,840          227,343
                                                -----------------------------------------------------------------
EXPENSES
Net losses and loss expenses.................          49,501           62,519          103,883          120,015
Acquisition expenses.........................          10,260           19,243           24,193           39,720
Direct technical services costs..............           5,225            5,999           10,225           10,860
General and administrative expenses..........          35,695           23,976           65,718           44,847
Loss on impairment of goodwill...............          12,561               --           12,561               --
Interest expense.............................           1,344              944            2,606            1,771
Depreciation of fixed assets and
  amortization of intangible assets..........             672              959            1,742            1,801
                                                -----------------------------------------------------------------
        Total expenses ......................         115,258          113,640          220,928          219,014
                                                -----------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                     (42,901)           8,750          (58,088)           8,329
    Income tax expense.......................              33              220               65              442
                                                -----------------------------------------------------------------
NET (LOSS) INCOME ...........................         (42,934)           8,530          (58,153)           7,887
Dividends on Preferred shares ...............              --               --            1,916               --
                                                -----------------------------------------------------------------
NET (LOSS) INCOME AVAILABLE TO
ORDINARY SHAREHOLDERS........................         (42,934)           8,530          (60,069)           7,887
                                                =================================================================
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized investment (losses)
  gains arising during the period, net
  of income taxes ...........................          (6,836)           6,427          (15,391)          (1,336)
Foreign currency translation adjustments.....            (341)              96             (439)              91
Reclassification of net realized losses
  (gains) on investments included in
  net (loss) income, net of income
  taxes......................................           6,728             (862)          15,048             (379)
                                                --------------   --------------   --------------   --------------
Other comprehensive (loss) income............            (449)           5,661             (782)          (1,624)
                                                --------------   --------------   --------------   --------------
COMPREHENSIVE (LOSS) INCOME..................   $     (43,383)   $      14,191    $     (60,851)   $       6,263
                                                =================================================================

Weighted average common share and
  common share equivalents -
  basic......................................      69,956,211       56,801,890       69,951,536       56,800,054
  diluted....................................      69,956,211       56,801,890       69,951,536       56,800,054
Basic (loss) income per share................   $       (0.61)   $        0.15    $       (0.86)   $        0.14
Diluted (loss) income per share..............   $       (0.61)   $        0.15    $       (0.86)   $        0.14
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                          QUANTA CAPITAL HOLDINGS LTD.
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (Expressed in thousands of U.S. dollars except for share and per share amounts)

                                                     FOR THE SIX      FOR THE SIX
                                                    MONTHS ENDED     MONTHS ENDED
                                                    JUNE 30, 2006    JUNE 30, 2005
                                                    -------------------------------

SHARE CAPITAL - PREFERRED SHARES OF PAR VALUE
  $0.01 EACH.....................................   $          --    $          --
                                                    -------------------------------

SHARE CAPITAL - COMMON SHARES OF PAR VALUE
  $0.01 EACH
Balance at beginning of period...................             699              568
Issued during period.............................               1               --
                                                    -------------------------------
Balance at end of period.........................             700              568
                                                    -------------------------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period...................         581,929          523,771
Common shares issued during period...............              81               72
Non-cash stock compensation expense .............             533               --
                                                    -------------------------------
Balance at end of period.........................         582,543          523,843
                                                    -------------------------------

ACCUMULATED DEFICIT
Balance at beginning of period...................        (199,010)         (93,058)
Net (loss) income................................         (58,153)           7,887
Dividends on Preferred shares....................          (1,916)              --
                                                    -------------------------------
Balance at end of period.........................        (259,079)         (85,171)
                                                    -------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period...................             546             (372)
Net change in unrealized losses on investments,
  net of income taxes............................            (343)          (1,715)
Foreign currency translation adjustments.........            (439)              91
                                                    -------------------------------
Balance at end of period.........................            (236)          (1,996)
                                                    -------------------------------

TOTAL SHAREHOLDERS' EQUITY.......................   $     323,928    $     437,244
                                                    ===============================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                          QUANTA CAPITAL HOLDINGS LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Expressed in thousands of U.S. dollars)

                                                                  FOR THE SIX     FOR THE SIX
                                                                 MONTHS ENDED    MONTHS ENDED
                                                                 JUNE 30, 2006   JUNE 30, 2005
                                                                 ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income.............................................   $     (58,153)  $       7,887
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
   Depreciation of property and equipment.....................           1,285           1,431
   Amortization of intangible assets..........................             457             370
   Amortization of net discounts on investments...............          (2,844)            716
   Net realized losses (gains) on investments.................          15,048            (379)
   Impairment of goodwill.....................................          12,561              --
   Profit on disposal of fixed assets.........................             (47)             --
   Net change in fair value of derivative instruments.........             691             408
   Non-cash stock compensation expense........................             615              72
Changes in assets and liabilities:
  Restricted cash and cash equivalents........................          (5,116)          7,041
  Accrued investment income...................................          (1,416)           (504)
  Premiums receivable.........................................          40,036         (55,776)
  Losses and loss adjustment expenses recoverable.............         (23,160)        (24,065)
  Deferred acquisition costs..................................          12,756          (3,988)
  Deferred reinsurance premiums...............................          26,287         (26,937)
  Other accounts receivable...................................           2,377           2,439
  Other assets................................................          (7,240)        (14,424)
  Reserve for losses and loss adjustment expenses.............          95,688         100,520
  Unearned premiums...........................................         (90,808)        100,100
  Environmental liabilities assumed...........................          (1,657)         14,287
  Reinsurance balances payable................................          (4,388)         11,108
  Accounts payable and accrued expenses.......................           8,758           2,996
  Deposit liabilities.........................................         (13,758)          1,470
  Deferred income and other liabilities.......................          (4,982)           (419)
                                                                 ------------------------------
Net cash provided by operating activities.....................           2,990         124,353
                                                                 ------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of fixed maturities and short-term
  investments.................................................         636,384         736,508
Purchases of fixed maturities and short-term investments......        (743,749)       (849,122)
Contingent consideration paid on acquisition of subsidiary....          (5,000)             --
Proceeds from sale of property and equipment..................             232              --
Purchases of property and equipment...........................            (204)         (2,386)
                                                                 ------------------------------
Net cash used in investing activities.........................        (112,337)       (115,000)
                                                                 ------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of Preferred shares, net of offering
  costs.......................................................           3,160              --
Dividends on Preferred shares ................................          (1,916)             --
Proceeds from junior subordinated debentures, net of
  issuance costs..............................................              --          19,591
                                                                 ------------------------------
Net cash provided by financing activities.....................           1,244          19,591
                                                                 ------------------------------

(Decrease) increase in cash and cash equivalents..............        (108,103)         28,944
Cash and cash equivalents at beginning of period..............         178,135          32,775
                                                                 ------------------------------
Cash and cash equivalents at end of period....................   $      70,032   $      61,719
                                                                 ==============================

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
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                                OTHERWISE STATED)

1.          DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Quanta Capital Holdings Ltd. ("Quanta Holdings"), incorporated on May 23,
2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the "Company" were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings operates its Lloyd's syndicate in London and its environmental consulting business through
Environmental Strategies Consulting LLC ("ESC") in the United States. The
Company is in the process of running off its remaining business lines. The
Company maintains offices in Bermuda, the United Kingdom, Ireland and the United
States.

      On December 20, 2005, Quanta Holdings, pursuant to an Underwriting
Agreement dated December 14, 2005 with Friedman, Billings, Ramsey & Co. ("FBR")
and BB&T Capital Markets (the "Underwriters"), sold 3,000,000 10.25% Series A
Preferred Shares. On January 11, 2006, the Underwriters purchased an additional
130,525 10.25% Series A Preferred Shares following the exercise of the over-allotment option that was granted to them on December 14, 2005.

      On December 20, 2005, Quanta Holdings sold 13,136,841 common shares for cash pursuant to an Underwriting Agreement dated December 14, 2005 with the
Underwriters, which includes the exercise in full of the Underwriters'
over-allotment option of 1,713,501 common shares.

      On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Reinsurance Ltd. ("Quanta Bermuda") and its
subsidiaries and Quanta Europe Ltd. ("Quanta Europe"), to "B++" (very good), under review with negative implications. The A.M. Best "A" (excellent) rated
Lloyd's market, including the Company's Lloyd's syndicate, was not subject to the rating downgrade. The downgrade and qualification of the Company's rating with negative implications significantly adversely affected the Company's business, its opportunities to write new and renewal business and its ability to retain key employees.

      On May 25, 2006, Quanta Holdings announced that following an evaluation of strategic alternatives, and in consultation with its financial advisors, the
Board had decided to cease underwriting or seeking new business and to place most of its remaining specialty insurance and reinsurance lines into orderly run-off. The Company's Lloyd's syndicate and environmental consulting business,
ESC, were not in the run-off plan and are continuing to seek new business. The
Company is winding up the insurance business that it has placed into run-off over some period of time, which is not currently determinable. That decision included the run-off of all of Quanta's remaining U.S. specialty lines, as well as its Bermuda reinsurance operations, and its Quanta Europe subsidiary. The remaining U.S. specialty insurance lines placed into run-off consisted of the program business including the HBW program (defined below), professional liability, environmental, fidelity and crime, and structured products. The decision follows previous exits from property, casualty and marine and aviation reinsurance, technical risk property insurance, surety, trade credit and political risk insurance. Under an agreement between the Company and Liberty
International Underwriters, Liberty and its affiliate companies acquired the renewal rights of Quanta U.S. Holdings Inc.'s environmental liability insurance line of business and hired certain key staff in this business line. The Company may consider similar transactions with additional third parties as it continues to work with its advisers to implement its strategy. This strategy may include the sale of the Company or some or all of its business lines, the commutation of certain contracts, sale of renewal rights of certain business lines, the engagement of an administrator to run-off all or a portion of the Company's book of business or a combination of one or more of these alternatives.

      On June 7, 2006, Quanta Holdings reported that, A.M. Best, had downgraded the Company's financial strength rating, from "B++" (very good) to "B" (fair).
Following the rating actions, A.M. Best has, at the request of the Company, withdrawn the financial strength ratings of Quanta and its operating subsidiaries, excluding its syndicate in the "A" rated Lloyd's market.

      The A.M. Best rating action caused a default under the Company's credit facility. As of June 27, 2006, the lenders have waived the default to enable the
Company to support its outstanding letters of credit. This waiver is in effect until August 11, 2006. There are currently no outstanding borrowings under the credit

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

facility. The Company presently has approximately $211.5 million of letters of credit issued under the credit facility, which are fully secured. These letters of credit are principally used to secure the Company's obligations to pay claims. Until August 11, 2006, the lenders have also allowed the Company to issue new letters of credit and increase the face amount of existing letters of credit up to an aggregate amount of $7,500,000 upon the delivery of additional collateral having a borrowing base value equal to the amount of each such increase or new letter of credit. In addition, the Lenders have also waived the requirement that the Company maintain a credit rating from A.M. Best and any default or event of default arising therefrom. The Company is prohibited from releasing any collateral without the prior written consent of the Lenders. In addition, the total commitment under the credit facility was reduced from
$250,000,000 to $225,000,000. Quanta Specialty Lines Insurance Company did not
have any outstanding letters of credit under the Credit Agreement. Unless the
Company enters into another waiver or amendment with the Lenders on or before
August 11, 2006, the Company will be in default under the Credit Agreement.
During the continuance of such default, the Company will be, among other things, prohibited from paying any dividends to its shareholders, including the holders of its Series A Preferred shares. The Lenders may require the Company to cash collateralize a portion or all of the outstanding letters of credit issued under the Credit Agreement, which may be accomplished through the substitution or liquidation of collateral. Additionally, the Lenders will also have the right, among other things, to cancel outstanding letters of credit issued under the
Credit Agreement, and the Company will likely continue to be limited in releasing collateral without the Lenders' consent. The Company is working diligently with its syndicate of lenders and its clients with respect to the default and its consequences. As a result of future losses and other events, the
Company may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. If the Company fails to maintain or enter into adequate letter of credit facilities on a timely basis, it would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

            Certain of the Company's insurance and many of its reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrades. Additionally, many of the Company's other insurance contracts and certain of its reinsurance contracts provide for cancellation at the option of the policyholder regardless of the Company's financial strength rating, including those contracts that are part of the Company's HBW program which is the Company's residential builders' and contractors' program that provides general liability, builders' risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. As of June 30, 2006, the Company had received notice of cancellation on approximately 6.9% of its in-force policies, calculated using gross premiums written as a percentage of total gross written premiums during 2005. The Company also believes that the publicity around the recent downgrade of its financial rating is adversely affecting its Lloyd's operations although the Company's
Lloyd's syndicate ("Syndicate 4000") is part of Lloyd's A.M. Best "A" rated platform.

      Effective on June 1, 2006, the Bermuda Monetary Authority (the "BMA")
amended the license of Quanta Re to require the approval of the BMA prior to making dividend payments and entering into large transactions.

      On June 8, 2006, Quanta Holdings announced that it had signed non-binding
Heads of Agreement with Chaucer Holdings PLC ("Chaucer"), the specialist Lloyd's insurer, and the senior underwriting team of Syndicate 4000 under which a new managing agency, Pembroke Managing Agency Limited ("Pembroke"), is expected to be created. Pembroke, which is expected to provide technical and administrative support and oversight to Syndicate 4000, will be a joint venture among Quanta
Holdings, Chaucer and the Syndicate 4000 underwriting team. Quanta Holdings believes that Pembroke will enable Syndicate 4000 to maintain, and grow, a long-term underwriting presence within Lloyd's without requiring direct technical or administrative support from Quanta Holdings. The Company believes that this arrangement will preserve its capital invested in Lloyd's and provide for the ability of an orderly withdrawal of this capital over time through diversification by attracting capital from third parties to replace, or add to, the existing capital. The Company also believes that it enables the Syndicate to utilize the significant market capabilities of Chaucer and assures the long-term alignment of incentives with the underwriting management team. The agreement provides for Chaucer to hold a majority interest in Pembroke. Under the terms of the heads of agreement, Quanta Holdings' capital

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

remains committed to the syndicate, while it enables the Company to work with
Chaucer to diversify the provision of capital to the syndicate to ensure an orderly transfer of the business management to Pembroke. Chaucer is expected to provide up to 10 percent of the secured capital to support underwriting capacity for 2007. The transaction is subject to the United Kingdom's Financial Services
Authority and Lloyd's approval, completion of definitive agreements and any necessary shareholder approvals of the parties.

      As a result of the matters described above, due to the Company's decision to place most of its specialty insurance and reinsurance lines into orderly run-off, the Company has concluded that it may no longer be able to hold its securities for a sufficient period of time to allow recovery. Accordingly, during the three and six months ended June 30, 2006, the Company has recorded
$4.9 million and $11.0 million in other than temporary impairment losses. The realization of these losses represents the maximum amount of potential losses in the Company's investment securities if it sold all of these securities as of
June 30, 2006 and is primarily attributable to changes in interest rates and not changes in credit quality. As a result of this decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on the Company's shareholders' equity, the market value of the Company's investments, the
Company's cash flows or the Company's liquidity. It is possible that the impairment factors evaluated by the Company and fair values will change in subsequent periods, resulting in additional material impairment charges.

      In addition, during the three and six months ended June 30, 2006, the
Company has incurred additional severance costs of approximately $10.7 million and $15.9 million as a result of the Company's decision to place most of its specialty insurance and reinsurance lines into orderly run-off.

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

            o reinsurance balances recoverable;

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

      ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company has a long-term stock-based employee incentive plan (the
"Incentive Plan"), which is described more fully in Note 8. Prior to January 1,
2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to
Employees ("APB 25") and related Interpretations, as permitted by FASB Statement
No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the
Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R),
Share-Based Payment ("SFAS 123(R)"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS
123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

      As a result of adopting SFAS 123(R) on January 1, 2006, the Company's loss before income taxes and net loss for the three and six months ended June 30,
2006, are $0.2 million and $0.5 million greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 would have been $(0.61)
and $(0.85), if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $(0.61) and $(0.86).

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

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        -------------------------------    -------------------------------
                                        JUNE 30, 2006    JUNE 30, 2005     JUNE 30, 2006    JUNE 30, 2005
                                        --------------   --------------    --------------   --------------

STOCK COMPENSATION EXPENSE
As reported..........................   $         164    $          --     $         533    $          --
Additional stock-based employee
  compensation expense determined
  under fair value based method .....              --              924                --            1,641
                                        --------------   --------------    --------------   --------------
Pro forma ...........................   $         164    $         924     $         533    $       1,641
                                        ==============   ==============    ==============   ==============

Net (loss) income
As reported .........................   $     (42,934)   $       8,530     $     (60,069)   $       7,887
Additional stock-based employee
  compensation expense determined
  under fair value based method .....              --             (924)               --           (1,641)
                                        --------------   --------------    --------------   --------------
Pro forma............................   $     (42,934)   $       7,606     $     (60,069)   $       6,246
                                        ==============   ==============    ==============   ==============

Basic (loss) earnings per share
As reported..........................   $       (0.61)   $        0.15     $       (0.86)   $        0.14
Pro forma ...........................   $       (0.61)   $        0.13     $       (0.86)   $        0.11

Diluted (loss) earnings per share
As reported..........................   $       (0.61)   $        0.15     $       (0.86)   $        0.14
Pro forma ...........................   $       (0.61)   $        0.13     $       (0.86)   $        0.11

3.       RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2005, the Financial Accounting Standards Board's ("FASB")
issued FSP FAS 115-1 and FAS 124-1, "The meaning of other than temporary impairment and its Application to Certain Investments" ("FSP FAS 115-1"), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss by reference to various existing accounting literature. FSP FAS
115-1 replaces the guidance set forth in paragraphs 10-18 of Emerging Issues
Task Force ("EITF") 03-1 "The meaning of Other-Than-Temporary Impairment and Its
Application to Certain Investments", with references to existing other-than-temporary impairment guidance. It also supersedes EITF D-44
"Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a
Security Whose Cost Exceeds Fair Value" and clarifies that an impairment should be recognized as a loss at a date no later than the date the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The new guidance was effective for other than temporary impairment analysis conducted from January 1, 2006. The adoption of FSP FAS 115-1 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows as the impairments recognized for the three and six months ended March 31, 2006 and June 30, 2006 were not impacted by the adoption of this guidance.

      In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN
48"). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return.
Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective January 1, 2007 and the cumulative effect of adoption, if any, will result in an adjustment to opening retained earnings. The Company does not expect FIN 48 to have a material effect on the financial statements.

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

4.       SEGMENT INFORMATION

      The following tables summarize the Company's results before income taxes for each reportable segment for the three and six months ended June 30, 2006 and
2005 based on the reportable segments in effect during the year ended December
31, 2005.

      During the year ended December 31, 2005, the Company changed the composition of its reportable segments such that the Lloyd's operating segment, which was previously a reportable segment, is aggregated with the Company's specialty insurance reportable segment. The three and six months ended June 30,
2005 and comparatives have been restated to conform with the presentation for the three and six months ended June 30, 2006.

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

                                     ----------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED JUNE 30, 2006
                                     ----------------------------------------------------------------------------------------
                                                                                                ADJUSTMENTS
STATEMENT OF OPERATIONS BY            SPECIALTY      SPECIALTY     UNDERWRITING    TECHNICAL        AND
SEGMENT                               INSURANCE     REINSURANCE       TOTAL        SERVICES     ELIMINATIONS    CONSOLIDATED
                                     ----------------------------------------------------------------------------------------

Direct insurance.................    $    37,962    $        --    $     37,962    $      --    $         --    $     37,962
Reinsurance assumed..............          3,395         (8,458)         (5,063)          --              --          (5,063)
                                     ----------------------------------------------------------------------------------------
Total gross premiums written.....         41,357         (8,458)         32,899           --              --          32,899
Premiums ceded...................        (21,424)        (1,331)        (22,755)          --              --         (22,755)
                                     ----------------------------------------------------------------------------------------
Net premiums written.............    $    19,933    $    (9,789)   $     10,144    $      --    $         --    $     10,144
                                     ========================================================================================

Net premiums earned..............    $    51,182    $     9,223    $     60,405    $      --    $         --    $     60,405
Technical services revenues......             --             --              --        8,030            (220)          7,810
Other income.....................            100            808             908           48              --             956
Net losses and loss expenses.....        (37,167)       (12,366)        (49,533)          --              32         (49,501)
Direct technical services costs..             --             --              --       (5,225)             --          (5,225)
Acquisition expenses.............         (7,983)        (2,277)        (10,260)          --              --         (10,260)
General and administrative               (26,897)        (5,174)        (32,071)      (3,812)            188         (35,695)
   expenses......................
Loss on impairment of goodwill...             --             --              --      (12,561)             --         (12,561)
                                     ----------------------------------------------------------------------------------------
SEGMENT LOSS.....................    $   (20,765)   $    (9,786)   $    (30,551)   $ (13,520)   $         --    $    (44,071)
                                     ----------------------------------------------------------------------------------------

Depreciation of fixed assets and
  amortization of intangibles....                                                                               $       (672)
Interest expense.................                                                                                     (1,344)
Net investment income............                                                                                      11,753
Net realized losses on
   investments...................                                                                                     (6,728)
Other loss.......................                                                                                       (464)
Net foreign exchange loss........                                                                                     (1,375)
                                                                                                                -------------
NET LOSS BEFORE INCOME TAXES.....                                                                               $    (42,901)
                                                                                                                =============

Specialty insurance and specialty reinsurance gross premiums written include
$17.8 million and $9.9 million of returned gross premium associated with cancelled policies during the three months ended June 30, 2006.

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

                                     ----------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED JUNE 30, 2005
                                     ----------------------------------------------------------------------------------------
                                                                                                 ADJUSTMENTS
STATEMENT OF OPERATIONS BY            SPECIALTY      SPECIALTY     UNDERWRITING    TECHNICAL         AND
SEGMENT                               INSURANCE     REINSURANCE        TOTAL       SERVICES     ELIMINATIONS    CONSOLIDATED
                                     ----------------------------------------------------------------------------------------

Direct insurance.................    $   106,704    $        --    $    106,704    $      --    $         --    $    106,704
Reinsurance assumed..............          7,053         54,791          61,844           --              --          61,844
                                     ----------------------------------------------------------------------------------------
Total gross premiums written.....        113,757         54,791         168,548           --              --         168,548
Premiums ceded...................        (31,134)       (10,050)        (41,184)          --              --         (41,184)
                                     ----------------------------------------------------------------------------------------
Net premiums written.............    $    82,623    $    44,741    $    127,364    $      --    $         --    $    127,364
                                     ========================================================================================

Net premiums earned..............    $    51,248    $    53,761    $    105,009    $      --    $         --    $    105,009
Technical services revenues......             --             --              --        8,085            (909)          7,176
Other income.....................            575            758           1,333        1,794              --           3,127
Net losses and loss expenses.....        (28,154)       (34,452)        (62,606)          --              87         (62,519)
Direct technical services costs..             --             --              --       (5,999)             --          (5,999)
Acquisition expenses.............         (7,054)       (12,189)        (19,243)          --              --         (19,243)
General and administrative
   expenses......................        (15,695)        (6,404)        (22,099)      (2,699)            822         (23,976)
                                     ----------------------------------------------------------------------------------------
SEGMENT INCOME...................    $       920    $     1,474    $      2,394    $   1,181    $         --    $      3,575
                                     ----------------------------------------------------------------------------------------

Depreciation of fixed assets and
   amortization of intangibles...                                                                               $       (959)
Interest expense.................                                                                                       (944)
Net investment income............                                                                                      6,187
Net realized gains on investments
                                                                                                                         862

Other loss.......................                                                                                        (59)
Net foreign exchange gains.......                                                                                         88
                                                                                                                -------------
NET INCOME BEFORE INCOME TAXES...                                                                               $      8,750
                                                                                                                =============

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

                                     ----------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED JUNE 30, 2006
                                     ----------------------------------------------------------------------------------------
                                                                                                ADJUSTMENTS
STATEMENT OF OPERATIONS BY            SPECIALTY      SPECIALTY     UNDERWRITING    TECHNICAL        AND
SEGMENT                               INSURANCE     REINSURANCE       TOTAL        SERVICES     ELIMINATIONS    CONSOLIDATED
                                     ----------------------------------------------------------------------------------------

Direct insurance.................    $   113,807    $        --    $    113,807    $      --    $         --    $    113,807
Reinsurance assumed..............         11,893         22,068          33,961           --              --          33,961
                                     ----------------------------------------------------------------------------------------
Total gross premiums written.....        125,700         22,068         147,768           --              --         147,768
Premiums ceded...................        (51,023)       (23,887)        (74,910)          --              --         (74,910)
                                     ----------------------------------------------------------------------------------------
Net premiums written.............    $    74,677    $    (1,819)   $     72,858    $      --    $         --    $     72,858
                                     ========================================================================================

Net premiums earned..............    $   109,221    $    30,752    $    139,973    $      --    $         --    $    139,973
Technical services revenues......             --             --              --       16,175            (624)         15,551
Other income.....................            230          1,682           1,912          168              --           2,080
Net losses and loss expenses.....        (75,898)       (28,127)       (104,025)          --             142        (103,883)
Direct technical services costs..             --             --              --      (10,225)                        (10,225)
Acquisition expenses.............        (16,349)        (7,844)        (24,193)          --                         (24,193)
General and administrative               (47,345)       (12,131)        (59,476)      (6,724)            482         (65,718)
   expenses......................
Loss on impairment of goodwill...             --             --              --      (12,561)             --         (12,561)
                                     ----------------------------------------------------------------------------------------
SEGMENT LOSS.....................    $   (30,141)   $   (15,668)   $    (45,809)   $ (13,167)   $         --    $    (58,976)
                                     ----------------------------------------------------------------------------------------

Depreciation of fixed assets
   and amortization of
   intangibles...................                                                                               $     (1,742)
Interest expense.................                                                                                     (2,606)
Net investment income............                                                                                     22,529
Net realized losses on                                                                                               (15,048)
   investments...................
Other loss.......................                                                                                       (551)
Net foreign exchange losses......                                                                                     (1,694)
                                                                                                                -------------
NET LOSS BEFORE INCOME TAXES.....                                                                               $    (58,088)
                                                                                                                =============

Specialty insurance and specialty reinsurance gross premiums written include
$24.4 million and $17.3 million of returned gross premium associated with cancelled policies during the six months ended June 30, 2006.

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

                                     ----------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED JUNE 30, 2005
                                     ----------------------------------------------------------------------------------------
                                                                                                ADJUSTMENTS
STATEMENT OF OPERATIONS BY            SPECIALTY      SPECIALTY     UNDERWRITING    TECHNICAL        AND
SEGMENT                               INSURANCE     REINSURANCE       TOTAL        SERVICES     ELIMINATIONS    CONSOLIDATED
                                     ----------------------------------------------------------------------------------------

Direct insurance.................    $   189,175    $        --    $    189,175    $      --    $         --    $    189,175
Reinsurance assumed..............         12,536        139,563         152,099           --              --         152,099
                                     ----------------------------------------------------------------------------------------
Total gross premiums written.....        201,711        139,563         341,274           --              --         341,274
Premiums ceded...................        (59,686)       (11,347)        (71,033)          --              --         (71,033)
                                     ----------------------------------------------------------------------------------------
Net premiums written.............    $   142,025    $   128,216    $    270,241    $      --    $         --    $    270,241
                                     ========================================================================================

Net premiums earned..............    $    89,992    $   106,502    $    196,494    $      --    $         --    $    196,494
Technical services revenues......             --             --              --       16,085          (1,758)         14,327
Other income.....................            829          1,548           2,377        1,917              --           4,294
Net losses and loss expenses.....        (56,650)       (63,452)       (120,102)          --              87        (120,015)
Direct technical services costs..             --             --              --      (10,860)             --         (10,860)
Acquisition expenses.............        (13,933)       (25,787)        (39,720)          --              --         (39,720)
General and administrative
   expenses......................        (29,984)       (11,297)        (41,281)      (5,237)          1,671         (44,847)
                                     ----------------------------------------------------------------------------------------
SEGMENT (LOSS) INCOME............    $    (9,746)   $     7,514    $     (2,232)   $   1,905    $         --    $       (327)
                                     ----------------------------------------------------------------------------------------

Depreciation of fixed assets and
  amortization of intangibles....                                                                               $     (1,801)
Interest expense.................                                                                                     (1,771)
Net investment income............                                                                                     11,412
Net realized gains on
   investments...................                                                                                        379
Other income.....................                                                                                        461
Net foreign exchange losses......                                                                                        (24)
                                                                                                                -------------
NET INCOME BEFORE INCOME TAXES...                                                                               $      8,329
                                                                                                                =============

      Items of revenue and expense resulting from charges between segments are eliminated on consolidation of the segments. During the three and six months ended June 30, 2006, the technical services segment charged the underwriting segments $0.2 million and $0.6 million of revenues for technical services and information management services rendered, which included zero and $0.1 million charged by the technical services segment related to loss adjustment expenses incurred. During the three and six months ended June 30, 2005, the technical services segment charged the underwriting segments $0.9 million and $1.8 million of revenues for technical services and information management services rendered, which included $0.1 million and $0.1 million charged by the technical services segment related to loss adjustment expenses incurred.

      The Company's specialty insurance segment business has been written both on a direct basis with insured clients or by assuming reinsurance of underlying policies that are issued on its behalf by third party insurers and reinsurers.

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

5.       (LOSS) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted (loss)
earnings per share.

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         -------------------------------    -------------------------------
                                         JUNE 30, 2006    JUNE 30, 2005     JUNE 30, 2006    JUNE 30, 2005
                                         --------------   --------------    --------------   --------------

BASIC (LOSS) EARNINGS PER SHARE
Net (loss) income....................    $     (42,934)   $       8,530     $     (60,069)   $       7,887
Weighted average common shares
  outstanding - basic ...............       69,956,211       56,801,890        69,951,536       56,800,054
                                         --------------   --------------    --------------   --------------
Basic (loss) earnings per share......    $       (0.61)   $        0.15     $       (0.86)   $        0.14
                                         --------------   --------------    --------------   --------------

DILUTED (LOSS) EARNINGS PER SHARE
Net (loss) income....................    $     (42,934)   $       8,530     $     (60,069)   $       7,887
Weighted average common shares
  outstanding........................       69,956,211       56,801,890        69,951,536       56,800,054
Weighted average common share
  equivalents
     Options.........................               --               --                --               --
     Warrants........................               --               --                --               --
                                         --------------   --------------    --------------   --------------
Weighted average common shares
  outstanding - diluted..............       69,956,211       56,801,890        69,951,536       56,800,054
                                         --------------   --------------    --------------   --------------
Diluted (loss) earnings per share....    $       (0.61)   $        0.15     $       (0.86)   $        0.14
                                         --------------   --------------    --------------   --------------

      Due to a net loss for the three and six months ended June 30, 2006, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three and six months ended June 30, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,086,877 options and
2,542,813 warrants.

      Due to the exercise price of all of the Company's outstanding options exceeding the average market price of the Company's shares for the three and six months ended June 30, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 4,142,879 options and 2,542,813 warrants, as the effect would have been anti-dilutive.

6.       REINSURANCE

      The Company utilizes reinsurance and retrocessional agreements principally to limit net exposures to losses arising on business assumed. The Company's reinsurance agreements provide for the recovery of a portion of losses and loss expenses from reinsurers.

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

      The average credit rating of the Company's reinsurers as of June 30, 2006 is "A" (excellent) by A.M. Best. As of June 30, 2006, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 25.0% due from Everest Reinsurance Ltd., a reinsurer rated "A+" (superior) by A.M. Best, and approximately 13.8% due from various Lloyd's syndicates, which are

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

rated "A" (excellent) by A.M. Best. Approximately 11.6% is due from Arch
Reinsurance Ltd. which is rated "A" (excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of June 30, 2006.

      The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at June 30, 2006 and the reinsurers' financial strength rating from A.M. Best:

                                             LOSSES AND LOSS
                                               ADJUSTMENT
                                                EXPENSES       A.M. BEST
                                               RECOVERABLE      RATING
                                             ---------------   ---------
REINSURER                                    ($ in millions)
---------
Everest Reinsurance Ltd.                     $          53.3      A+
Various Lloyd's syndicates                              29.4      A
Arch Reinsurance Ltd.                                   24.7      A-
XL Capital Ltd.                                         11.2      A+
Allianz Marine & Aviation Versicherungs AG              10.7      A-
The Toa Reinsurance Company, Ltd. (Tokyo)                9.9      A
Glacier Reinsurance AG                                   9.1      A-
Aspen Insurance Ltd.                                     8.2      A
Odyssey America Reinsurance Corporation                  8.0      A
Transatlantic Reinsurance Company                        7.7      A+
Max Re Ltd.                                              7.6      A-
New Reinsurance Company                                  6.4      A+
Other Reinsurers Rated A- or Better                     17.6      A-
All Other Reinsurers                                     9.7    Various
                                             ---------------
Total                                        $         213.5
                                             ===============

      The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and six months ended June
30, 2006 and 2005 is shown below.

                                    PREMIUMS      PREMIUMS     LOSSES AND LOSS
THREE MONTHS ENDED JUNE 30, 2006     WRITTEN       EARNED          EXPENSES
--------------------------------   -----------   -----------   ----------------
Direct insurance                   $   37,962    $   77,430    $        47,677
Reinsurance assumed                    (5,063)       28,934             24,342
                                   -----------   -----------   ----------------
Gross                                  32,899       106,364             72,019
Ceded reinsurance                     (22,755)      (45,959)           (22,518)
                                   -----------   -----------   ----------------
Net                                $   10,144    $   60,405    $        49,501
                                   ===========   ===========   ================

                                    PREMIUMS      PREMIUMS     LOSSES AND LOSS
THREE MONTHS ENDED JUNE 30, 2005     WRITTEN       EARNED          EXPENSES
--------------------------------   -----------   -----------   ----------------
Direct insurance                   $  106,704    $   56,115    $        36,241
Reinsurance assumed                    61,844        72,435             41,267
                                   -----------   -----------   ----------------
Gross                                 168,548       128,550             77,508
Ceded reinsurance                     (41,184)      (23,541)           (14,989)
                                   -----------   -----------   ----------------
Net                                $  127,364    $  105,009    $        62,519
                                   ===========   ===========   ================

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

                                    PREMIUMS      PREMIUMS     LOSSES AND LOSS
SIX MONTHS ENDED JUNE 30, 2006       WRITTEN       EARNED          EXPENSES
--------------------------------   -----------   -----------   ----------------
Direct insurance                   $  113,807    $  163,857    $       100,282
Reinsurance assumed                    33,961        78,139             51,675
                                   -----------   -----------   ----------------
Gross                                 147,768       241,996            151,957
Ceded reinsurance                     (74,910)     (102,023)           (48,074)
                                   -----------   -----------   ----------------
Net                                $   72,858    $  139,973    $       103,883
                                   ===========   ===========   ================

                                    PREMIUMS      PREMIUMS     LOSSES AND LOSS
SIX MONTHS ENDED JUNE 30, 2005      WRITTEN        EARNED         EXPENSES
--------------------------------   -----------   -----------   ----------------
Direct insurance                   $  189,175    $   91,747    $        62,654
Reinsurance assumed                   152,099       147,787             83,748
                                   -----------   -----------   ----------------
Gross                                 341,274       239,534            146,402
Ceded reinsurance                     (71,033)      (43,040)           (26,387)
                                   -----------   -----------   ----------------
Net                                $  270,241    $  196,494    $       120,015
                                   ===========   ===========   ================

7.       COMMITMENTS AND CONTINGENCIES

A)    CONCENTRATIONS OF CREDIT RISK

      As of June 30, 2006 and December 31, 2005, substantially all of the
Company's cash and cash equivalents, and investments were held by three custodians. Management believes these custodians to be of high credit quality.
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
government and agency securities. As of June 30, 2006 and 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 2.3% of the aggregate market value of the externally managed portfolios.

      Other accounts receivable as of June 30, 2006 and December 31, 2005 consist principally of amounts relating to technical services engagements and include $5.5 million and $7.0 million in billed accounts receivable and $2.6 million and $2.5 million in unbilled amounts for work in progress. As of June
30, 2006, one customer accounted for approximately 22% of the technical services other accounts receivable balance. As of December 31, 2005, two customers accounted for approximately 24% and 16% of the technical services other accounts receivable balance. No other customers accounted for more than 10% of the technical services other accounts receivable balance as of June 30, 2006 and
December 31, 2005. The Company extends credit to its customers in the normal course of business and monitors the balances of individual accounts to assess any collectibility issues. The Company and its predecessor have not experienced significant losses related to technical services receivables in the past.

      The premiums receivable balances of $106.8 million and $146.8 million as of June 30, 2006 and December 31, 2005 include approximately $22.3 million, or
20.9%, and approximately $20.3 million, or 13.8%, from one third party agent that sources the residential builders' and contractors' program that provides new home contractors throughout the U.S. with general liability, builders' risk and excess liability insurance coverages as well as reinsurance for warranty coverage (under the HBW program). The Company has not experienced any losses related to premiums receivables from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

      Concentrations related to losses and loss adjustment expenses recoverable from reinsurers are discussed further in Note 6.

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

B)    CONCENTRATIONS OF PREMIUM PRODUCTION

      During the six months ended June 30, 2006 and 2005, the HBW program accounted for approximately $68.6 million, or 54.6%, and $47.7 million, or
53.5%, of the specialty insurance segment gross written premiums. Policies underwritten in this program are sourced by one third party agent that the
Company believes is a large and established specialist in this class of business.

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
Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A
Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year. As of June 30, 2006 and December 31 2005, cash and investments with a market value of $114.6 million are held by Lloyd's as trustee, which includes an additional $6.3 million of investments deposited to support the Company's 2006 underwriting year. The cash and investments held by
Lloyd's are included within the table. At June 30, 2006, in addition to its
Funds at Lloyd's, the Company had cash and investments of $31.9 million that were held under Premium Trust Funds for payments and discharge of certain trust outgoings, and a further $21.8 million held on deposit pursuant to regulatory requirements. At December 31, 2005, in addition to its Funds at Lloyd's, the
Company had cash and investments of $15.1 million that was held under Premium
Trust Funds for payments and discharge of certain trust outgoings, and a further
$13.5 million held on deposit pursuant to regulatory requirements.

      The Company has also issued letters of credit under its credit agreement for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space.

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

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

      The fair values of these restricted assets by category at June 30, 2006 and December 31, 2005 are as follows:

                                                     JUNE 30, 2006                DECEMBER 31, 2005
                                              ----------------------------   ----------------------------
                                              CASH AND CASH                  CASH AND CASH
                                               EQUIVALENTS    INVESTMENTS     EQUIVALENTS    INVESTMENTS
                                              -------------   ------------   -------------   ------------

Deposits with U.S. regulatory authorities     $       1,076   $     30,117   $         422   $    29,328
Funds deposited with Lloyd's                         57,194        111,067          35,472       107,759
LOC pledged assets                                   10,495        234,040          17,865       199,342
Trust funds                                          14,563        159,747          15,544       118,686
Amounts held in trust funds related to
   deposit liabilities                                4,631         35,728          13,540        38,316
                                              -------------   ------------   -------------   ------------
Total                                         $      87,959   $    570,699   $      82,843   $   493,431
                                              =============   ============   =============   ============

D)    LEASE COMMITMENTS

      The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of June 30, 2006, are as follows:

YEAR ENDING JUNE 30,
--------------------
2007                                                    $    5,267
2008                                                         4,103
2009                                                         3,351
2010                                                         3,315
2011                                                         2,958
2012 and thereafter                                         20,447
                                                        ----------
Total                                                   $   39,441
                                                        ==========

      Total rent expense under operating leases for the three and six months ended June 30, 2006, was approximately $1.6 million and $3.2 million. Total rent expense under operating leases for the three and six months ended June 30, 2005, was approximately $1.1 million and $2.2 million.

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

Awards with graded vesting features will be accounted for using the graded-vesting method in accordance with FASB Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

      As of June 30, 2006 and 2005, the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000.

      In accordance with SFAS 123 and SFAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table.
Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The Company uses historical data to estimate future employee terminations. The expected term of options granted is calculated using the Staff
Accounting Bulletin No. 107 simplified method. It is the mid-point between the vesting date and the expiration date and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on historical data.

                                     SIX MONTHS ENDED JUNE 30,
                                    ----------------------------
                                        2006           2005
                                    ------------   -------------
Expected volatility                         24.0%          24.0%
Dividend yield                               0.0%           0.0%
Risk-free interest rate                      4.5%           4.1%
Expected term (in years)                       7              7

      The following is a summary of the Company's stock options and related activity during the three and six months ended June 30, 2006 and 2005:

                                                      THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                        JUNE 30, 2006                        JUNE 30, 2005
                                                ---------------------------------  --------------------------------
                                                                WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                                                   NUMBER        EXERCISE PRICE       NUMBER        EXERCISE PRICE
                                                --------------  -----------------  --------------  ----------------

Outstanding - beginning of period                   3,055,470   $            9.62      3,988,342   $           9.73
Granted                                                    --                  --        182,000               7.85
Exercised                                                  --                  --             --                 --
Forfeited                                            (968,593)               9.45        (27,463)              9.51
                                                --------------  -----------------  --------------  ----------------
Outstanding - end of period                         2,086,877   $            9.70      4,142,879   $           9.65
                                                ==============  =================  ==============  ================

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

                                                         SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30, 2006                     JUNE 30, 2005
                                                ---------------------------------  --------------------------------
                                                                WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                                                   NUMBER        EXERCISE PRICE       NUMBER        EXERCISE PRICE
                                                --------------  -----------------  -------------   ----------------

Outstanding - beginning of period                   3,402,194   $            9.55      3,052,400   $           9.99
Granted                                                20,000                4.80      1,117,942               8.75
Exercised                                                  --                  --             --                 --
Forfeited                                          (1,335,317)               9.30        (27,463)              9.51
                                                --------------  -----------------  --------------  ----------------
Outstanding - end of period                         2,086,877   $            9.70      4,142,879   $           9.65
                                                ==============  =================  ==============  ================

      The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $1.80. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2005 was
$2.84 and $2.32.

      The fair value of performance share units and restricted shares awarded under the Incentive Plan is determined based on the closing trading price of the
Company's shares on the grant date. The following is a summary of the Company's non vested performance share units and restricted shares and related activity during the three and six months ended June 30, 2006 and 2005:

                                                       THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                         JUNE 30,  2006                     JUNE 30, 2005
                                                ---------------------------------  --------------------------------
                                                                 WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                                                   NUMBER          SHARE PRICE        NUMBER          SHARE PRICE
                                                --------------  -----------------  --------------  ----------------

Non vested - beginning of period                      139,967   $            7.20        106,702   $           8.92
Granted                                                97,057                2.60             --                 --
Vested                                                     --                  --             --                 --
Forfeited                                             (42,624)               8.92         (1,517)              8.92
                                                --------------  -----------------  --------------  ----------------
Non vested - end of period                            194,400   $            4.50        105,185   $           8.92
                                                ==============  =================  ==============  ================

                                                        SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30, 2006                     JUNE 30, 2005
                                                --------------------------------   --------------------------------
                                                                WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                                                   NUMBER          SHARE PRICE        NUMBER          SHARE PRICE
                                                --------------  -----------------  --------------  ----------------

Non vested - beginning of period                      148,335   $            7.30             --   $             --
Granted                                                97,057                2.60        106,702               8.92
Vested                                                     --                  --             --                 --
Forfeited                                             (50,992)               8.92         (1,517)              8.92
                                                --------------  -----------------  --------------  ----------------
Non vested - end of period                            194,400   $            4.50        105,185   $           8.92
                                                ==============  =================  ==============  ================

      There were no performance share units or restricted shares granted during the three months ended June 30, 2005.

      The compensation cost that was expensed in the Statement of Operations during the three and six months ended June 30, 2006 was $0.2 million and $0.5 million.

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

      The following is a summary of the Company's outstanding options and exercisable options as of June 30, 2006.

                                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                     -------------------------------------------  -------------------------
                                                    AVERAGE         AVERAGE                       AVERAGE
                                      NUMBER OF    EXERCISE        REMAINING       NUMBER OF      EXERCISE
RANGE OF EXERCISE PRICES               OPTIONS       PRICE     CONTRACTUAL LIFE     OPTIONS        PRICE
--------------------------------     -----------  -----------  -----------------  ------------  -----------

$4.59 - $4.80                             36,666    $   4.70       6.55 years              --    $      --
$6.39                                     10,000    $   6.39       6.19 years              --    $      --
$8.55 - $9.00                            454,061    $   8.92       6.15 years         113,515    $    8.92
$10.00 - $10.50                        1,544,150    $  10.00       7.18 years       1,095,740    $   10.00
$11.50 - $12.00                           25,000    $  11.58       7.59 years          12,500    $   11.58
$12.50                                    17,000    $  12.50       7.83 years           8,500    $   12.50

      As of June 30, 2006, there was $1.7 million of total unrecognized compensation cost related to non vested share-based compensation arrangements with respect to stock options and performance share units granted under the
Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.25 years.

9.       GOODWILL AND INTANGIBLE ASSETS

A)    GOODWILL

      On August 4, 2006, the Company determined that its goodwill asset of $12.6 million related to its acquisition of ESC was impaired. The impairment is the result of the uncertain future outlook of ESC and a decline in expected technical services revenues in future periods given the Company's exit from its environmental insurance line of business. The impairment charge of $12.6 million has been recorded in the Company's results for the three and six months ended
June 30, 2006 and has been charged to the Technical Services segment. The
Company does not expect the impairment charge to result in future cash expenditures.

B)    INTANGIBLE ASSETS

      Prior to the Company's decision to cease underwriting and enter run-off, the Company's U.S. insurance licenses, under the provisions of Statement of
Financial Accounting Standards No. 142 "Goodwill and other intangible assets", were classified as having indefinite useful lives and were not subject to amortization but were subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. As a result of the Company's decision to cease underwriting and place most of its specialty insurance and reinsurance lines into orderly run-off, the Company has determined that its U.S. insurance licenses have definite useful lives, which on average are estimated to be 5 years. Accordingly, the Company will amortize its U.S.
insurance licenses over 5 years in a manner that reflects the estimated decline in the economic value and will review for further impairment when events or circumstances indicate that there may be impairment. The gross carrying value and accumulated amortization for the Company's U.S. insurance licenses that are subject to amortization as of June 30, 2006 was $9.0 million and $0.1 million.
The estimated amortization expense of the U.S. insurance licenses subject to amortization in each of the five years subsequent to June 30, 2006, is as follows: 2007, $0.3 million; 2008, $0.4 million; 2009, $0.3 million; 2010, $0.4 million; and 2011, $0.3 million.

10.      SUBSEQUENT EVENTS

      The Company continues to pursue strategic alternatives which may include the sale of the Company or some or all of its businesses, the commutation of certain contracts, the sale of renewal rights of certain business lines, the engagement of an administrator to run-off all or a portion of our book of business or a

                          QUANTA CAPITAL HOLDINGS LTD.
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT FOR SHARE AMOUNTS, OR AS
                               OTHERWISE STATED)

combination of one or more of these alternatives. There can be no assurance that any of these initiatives will not negatively impact the Company's results of operations or will be successful in improving the Company's position and preserving shareholder value.

      During July 2006, we returned gross premium associated with policy cancellations of $14.5 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

      The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2006, and the risk factors under
Part II Item 1A "Risk Factors" contained in this report and in our report on
Form 10-Q for the quarterly period ended March 31, 2006, and the audited consolidated financial statements and related notes for the year ended December
31, 2005, as well as "Management's Discussion and Analysis of Financial
Condition and Results of Operations," including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2005, filed by the Company with the SEC on March 31, 2006
("Form 10-K").

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

          o   We continue to pursue strategic alternatives which may include the sale of the Company or some or all of our business lines, the commutation of certain contracts, the sale of renewal rights of certain business lines, the engagement of an administrator to run-off all or a portion of our book of business or a combination of one or more of these alternatives. There can be no assurance that any of these initiatives will not negatively impact our results of operations or will be successful in improving our position and preserving shareholder value;

          o   We have placed the majority of our businesses in run-off. Running off these businesses includes a number of risks, including, the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of
              collateral when contracts are cancelled, enter into successful commutations or other arrangements to mitigate our liabilities, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses such that they do not exceed income from investments, prevent investment losses, maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries.

          o   On June 7, 2006, A.M. Best, downgraded our financial strength rating, from "B++" (Very Good) to "B" (Fair). Following the rating actions, A.M. Best has, at our request, withdrawn the financial strength ratings of Quanta Holdings and its operating
              subsidiaries, excluding its syndicate in the A rated Lloyd's market. The A.M. Best rating action caused a default under our credit facility. The lenders have waived the default until August
              11, 2006. There are currently no outstanding borrowings under the credit facility. We presently have approximately $211.5 million of letters of credit issued under the credit facility, which are fully secured. These letters of credit are principally used to secure our obligations to pay claims. If we do not obtain a further waiver from the default under the credit facility on or prior to August 11, 2006, we will be, among other things,
              prohibited from paying any dividends to our shareholders,
              including the holders of our series A preferred shares. We are working diligently with our syndicate of lenders and our clients with respect to the default and its consequences. As a result of future losses and other events,

              we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts.
              If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

          o   Based on our discussions with the program manager of our
              residential builders' and contractors' program, or HBW program, the program manager has, and we expect that it will continue, to divert most of its business to other carriers during the remainder of 2006;

          o   The implementation of any additional changes to our business, including as a result of the implementation of strategic
              alternatives, may involve substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. There can be no assurance that any of these initiatives will not negatively impact our results of operations;

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

          o   Our ability to pay dividends from our subsidiaries to Quanta
              Holdings is restricted by regulations in Bermuda, several states in the United States, the European Union and the UK. In addition, the Bermuda Monetary Authority (the "BMA") has, pursuant to its regulatory discretion, amended the license of Quanta Bermuda, our principal subsidiary in Bermuda, to require that it, among other things, seek the approval from the BMA prior to paying any dividend to Quanta Holdings and prohibiting it from engaging in any new transactions. We are working with the applicable
              regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations;

          o   Our current estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

          o   Our ability to take steps to preserve shareholder value and improve our position, including the exploration of strategic alternatives and our ability to continue to operate those business lines that have not been discontinued is dependent on our ability to retain our executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect our remaining business and the preservation of shareholder value;

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

          o   If we receive additional premium estimate reductions and
              cancellations in future periods, we may not receive all of our premiums receivable in cash, and our cash flows could be adversely affected;

          o   The failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of
              2002, including the material weaknesses identified in our annual report on Form 10-K, may result in our financial statements being materially inaccurate and may cause the share price of our common and preferred shares to be adversely affected;

          o   Changes in the future availability, cost or quality of
              reinsurance;

          o   Risks relating to potential litigation;

          o   Our limited operating history;

          o   Our remaining business is not diversified among classes of risk and is more susceptible to loss volatility;

          o   Changes in regulation or tax laws applicable to us, our brokers or our customers;

          o   Risks relating to our reliance on program managers, third-party administrators and other supporting vendors for customer service, underwriting, premium collection, claim payments and data;

          o   Changes in accounting policies or practices; and

          o   Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

      If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in our Form 10-K and in our report on Form 10-Q for the quarterly period ended March 31, 2006 and in this report under Item 1A. "Risk Factors" and that are otherwise described from time to time in our U.S. Securities and
Exchange Commission reports filed after this report. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

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

OVERVIEW

      GENERAL

      Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. We are currently only operating our Syndicate 4000 in the "A" rated
Lloyd's market and our ESC environmental consulting business, each as more fully described below.

      We commenced substantive operations on September 3, 2003 when we obtained our initial capital and purchased ESC, an environmental consulting business and our predecessor for accounting purposes. From the fourth quarter of 2003 until the second quarter of 2006, through operating subsidiaries in Bermuda, the U.S.
and Europe, we focused on writing coverage for specialized classes of risks through teams of experienced and technically qualified underwriters. Our specialized classes of risk included insurance (professional,

environmental, fidelity and crime and surety), reinsurance (property, marine and casualty) and structured products, or a combination of these three products. We wrote risks either on an individual basis or as part of a program administered by a third party. We used our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also, from time to time, to underwrite some European risks. We also wrote specialty products in the United States on an admitted basis through our subsidiary, Quanta Indemnity Company. Further, during
2005 we wrote specialty insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines Insurance Company. Since the fourth quarter of 2004, we underwrote European Union sourced specialty business through Quanta
Europe, our Irish subsidiary located in Dublin, Ireland, which is the headquarters of our European business. Since February 2005, we also served our
London-based clients for European insurance and reinsurance business through our
Quanta Europe branch in London. We have also been underwriting through our wholly-owned Lloyd's syndicate, which we call Syndicate 4000, since the fourth quarter of 2005.

      A.M. BEST RATING ACTIONS

      In September 2003, when we commenced substantive operations, A.M. Best assigned an "A-" (excellent) financial strength rating to Quanta Bermuda and its subsidiaries and Quanta Europe. As a result of the expected losses from
Hurricanes Katrina, Rita and Wilma in 2005 ("2005 hurricanes"), on October 5,
2005, A.M. Best placed the "A-" (excellent) financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, under review with negative implications. In response, during the fourth quarter of 2005, we worked closely with A.M. Best on a plan designed to maintain our "A-" rating, which included the retrocession of substantially all the in-force business, as of
October 1, 2005, in our technical risk property and property reinsurance lines of business (other than our program business) by a portfolio transfer to a third-party reinsurer (the "Property Transaction"), the commutation of two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us and the completion of the offerings of our common shares and series A preferred shares in the fourth quarter of 2005. On December 21,
2005, A.M. Best affirmed the financial strength rating of "A-" (excellent) of
Quanta Bermuda and its subsidiaries, and ascribed a negative outlook to the rating. On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and
Quanta Europe, to "B++" (very good), under review with negative implications.
The A.M. Best "A" (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. On June 7, 2006, A.M. Best downgraded our financial strength rating from "B++" (very good) to "B" (fair).
Following the rating actions, A.M. Best has, at our request, withdrawn the financial strength ratings of Quanta Bermuda and its operating subsidiaries, excluding our syndicate in the "A" rated Lloyd's market.

      STRATEGIC ALTERNATIVES AND EVALUATION

      Earlier this year, we announced that we were evaluating strategic alternatives and that we were working to implement key steps designed to preserve shareholder value. A special committee of our Board of Directors engaged Friedman, Billings, Ramsey & Co., Inc. and J.P. Morgan Securities Inc.,
as financial advisors who continue to assist us in evaluating strategic alternatives. During this process, the special committee and our Board have met a number of times to consider the potential strategic alternatives available to us, and we have been contacted by several parties and have had due diligence discussions with a number of those parties.

      On May 25, 2006, we announced that following the evaluation of strategic alternatives, and in consultation with our financial advisors, our Board of
Directors had decided to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off. We intend to eventually wind up the insurance and reinsurance business that we have placed into run-off over some period of time, which is not currently determinable. The decision includes the run-off of all of our remaining U.S. specialty lines, as well as our Bermuda reinsurance operations, and our Quanta Europe subsidiary. Our remaining U.S. specialty insurance lines placed into run-off consist of the program business including the HBW program, professional liability, environmental, fidelity and crime, and the structured products business. The decision follows previous exits from property, casualty and marine and aviation reinsurance, technical risk property insurance, surety, trade credit and political risk insurance. As we run-off and wind-up our businesses we will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries and dividend it to our holding company where it may be available to our shareholders. We believe that the factors that have a direct impact on the amount of capital that may ultimately be available to our shareholders are our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer by portfolio or otherwise mitigate, as the case may be, (2) mitigate exposures by purchasing additional reinsurance, (3) invest our assets in a way that balances risk with return, (4) reduce our expenses and (5) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process will take a long period of time and require us to meet many conditions.

      Our Lloyd's syndicate and environmental consulting business, ESC, are not in the run-off plan and are continuing to seek new business. The results for these businesses are described below. On June 8, 2006, we announced that we had signed non-binding heads of agreement with Chaucer Holdings PLC ("Chaucer"), the specialist Lloyd's insurer, and the senior underwriting team of Syndicate 4000 under which a new managing agency, Pembroke Managing Agency Limited
("Pembroke"), will be created. Pembroke, which is expected to provide technical and administrative support and oversight to Syndicate 4000, will be a joint venture among Quanta Holdings, Chaucer and the Syndicate 4000 underwriting team.
We believe that Pembroke will enable Syndicate 4000 to maintain, and grow, a long-term underwriting presence within Lloyd's without requiring direct technical or administrative support from us. We also believe that this arrangement will preserve our capital invested in Lloyd's and provide for the ability of an orderly withdrawal of this capital over time through diversification by attracting capital from third parties to replace, or add to, existing capital. We also believe that the completion of the transaction would enable the Syndicate to utilize the significant market capabilities of Chaucer and promote the long-term alignment of incentives with the underwriting management team. Under the terms of the heads of agreement, our capital would remain committed to the syndicate, while enabling us to work together with
Chaucer to diversify the provision of capital to the syndicate to ensure an orderly transfer of the business management to Pembroke. Chaucer would agree to provide up to 10 percent of the secured capital to support underwriting capacity at Lloyd's for 2007. The transaction is subject to the United Kingdom's
Financial Services Authority and Lloyd's approval, completion of definitive agreements and any necessary shareholder approvals of the parties and we cannot assure you that the transaction will be consummated.

      We continue to pursue strategic alternatives which may include the sale of the Company or some or all of our businesses, the commutation of certain contracts, sale of renewal rights of certain business lines, the engagement of an administrator to run-off all or a portion of our book of business or a combination of one or more of these alternatives. There can be no assurance that any of these initiatives will not negatively impact our results of operations or will be successful in improving our financial position and preserving shareholder value.

      CREDIT FACILITY

As anticipated, on June 7, 2006, the A.M. Best rating action caused a default under our credit facility and under certain other agreements and triggered termination provisions or required the posting of additional security in many of our other insurance and reinsurance contracts. There are currently no outstanding borrowings under the credit facility. As of June 30, 2006, we have approximately $211.5 million of letters of credit issued under the credit facility, which are fully secured by investments and cash totaling approximately
$250 million. These letters of credit are principally used to secure our obligations to pay claims. We have obtained a waiver of the default from our lenders until August 11, 2006. If we do not obtain another waiver from the default or amend our credit facility by August 11, 2006, a default will exist again. While any default exists, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. Among other things, the lenders would also have the right to cancel outstanding letters of credit issued under the facility as they expire and we would be limited in releasing collateral without the lenders' consent.
Furthermore, during a default, we are, among other things, prohibited from paying any dividends to our shareholders, including the holders of our series A preferred shares. We are working diligently with our syndicate of lenders and our clients with respect to the default and its consequences. As a result of future losses and other events, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

      SECOND QUARTER FINANCIAL RESULTS OVERVIEW

      Even though most of our business is in run-off, we continue to operate our
Lloyd's syndicate and our environmental consulting business which reports its results in our technical services segment. We also

continue to generate premium on the business that remains on our books and to a much lesser extent from the extension or renewals of policies that we are legally required to enter into in business lines we have exited. However, this premium generation will continue to decline during the remainder of 2006 and may become negative as we return premiums on policies that are cancelled or commuted. Our other sources of net income are derived mainly from income from our invested assets and net income from our technical services business.

     We generated approximately $10.1 million and $72.9 million of net premiums written after premiums ceded on purchased reinsurance protection during the three and six months ended June 30, 2006. We generated approximately $127.4 million and $270.2 million of net premiums written after premiums ceded on purchased reinsurance protection during the three and six months ended June 30,
2005. These gross written premiums are net of $27.7 million of premiums that were returned to our clients through cancellations and commutations and of $8.6 million in downward premium estimates on treaties that were written in 2005 in our reinsurance segment during the three months ended June 30, 2006. During the six months ended June 30, 2006, we also purchased additional retrocessional protection in our marine, technical risk and aviation reinsurance product line, which is intended to help limit our net loss exposures to future catastrophe windstorm events. This purchase resulted in approximately $2.2 million and $4.4 million of premium ceded during the three and six months ended June 30, 2006.

      We generated $60.4 million and $140.0 million of net premiums earned during the three and six months ended June 30, 2006. This compares to approximately $105.0 million and $196.5 million of net premiums earned during the three and six months ended June 30, 2005.

      Our Lloyd's syndicate recorded $23.3 million and $15.8 million in gross and net written premiums in the quarter ended June 30, 2006. The syndicate generated net earned premium of $16.2 million in the quarter ended June 30,
3006. Its gross loss ratio was 79.0% and its net loss ratio was 91.6%. The net loss ratio was higher than expected. This is due to the fact that we have quota share reinsurance contracts for our Lloyd's business which require us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium we actually write. We believe that our levels of gross premium written and earned in our Lloyd's syndicate are lower than expected as a result of the uncertainty surrounding that business and the fact that capital diversification has not yet taken place.

      Our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off has resulted in a concentration of most of our premiums earned and written in our Lloyd's syndicate and HBW. In addition, our decision to run-off such a large portion of our business has caused the concentrations across certain of our risk classes to increase significantly. We expect these trends to continue. In particular, we expect that Lloyd's will contribute almost all of our premiums written and earned in the future.

      During the three months ended June 30, 2006, we have recognized favorable loss development of $0.6 million related to tornadoes that occurred in the first quarter of 2006. We have received new non-hurricane related reported losses in the second quarter of 2006 of $4.2 million, net of reinsurance protection and reinstatement premiums, in our marine, technical risk and aviation reinsurance product line. In addition, during the three and six months ended June 30, 2006, we have recognized adverse development, net of reinstatement premiums of $1.0 million for the three and six months ended June 30, 2006, of $2.6 million and
$2.8 million related to the 2005 Hurricanes Katrina, Rita and Wilma. We could continue to incur losses from these as well as other historical events, including from policies that have been cancelled. Additionally, our outstanding policies remain subject to risk of new losses from future catastrophes and other events. We will continue to seek reinsurance protection for future catastrophes if it is available on terms that are acceptable to us. Based on our current estimate of losses related to Hurricane Katrina, we have exhausted our reinsurance and retrocessional protection with respect to that hurricane. If our
Hurricane Katrina losses and our marine reinsurance losses with respect to
Hurricane Rita prove to be greater than currently anticipated, we will have no further reinsurance and retrocessional coverage available for those windstorms.

      Starting in the first quarter of 2006, we had begun taking steps to reduce our costs, including the reduction of personnel following the exit from our technical risk property and property reinsurance lines, and reducing certain infrastructure costs, such as the reduction of consulting costs, the reduction of our office space and consolidation of our personnel in Bermuda. We have started the process of finding tenants for our existing space and identifying other offices for our New York operations. We have continued to reduce infrastructure costs and personnel expenses and have incurred severance costs during the second quarter. Since December 31, 2005, we have reduced our workforce, excluding Lloyd's and ESC, from 183 employees as

of December 31, 2005 to 98 employees as of June 30, 2006. Our workforce, excluding ESC, is now allocated to underwriting in our Lloyd's syndicate, run-off of our exited business lines, claims handling, finance, actuarial, general corporate and administrative functions. During the second quarter of
2006, we increased our severance provision by approximately $10.7 million. This brings our total severance costs for 2006 to approximately $15.9 million. This severance provision represents costs associated with those employees who have been provided notice and those who are probable to be terminated in the future.
We expect that we will further reduce our workforce as we continue executing the run-off of our exited business lines. Lastly, we have been incurring significant auditing fees in connection with our audits and professional fees in connection with our board's review of strategic alternatives. We are mindful of these costs and are working to reduce them.

      Our investment portfolio yielded net investment income and net realized losses of $5.0 million during the quarter ended June 30, 2006, a decrease of
$2.0 million, or 28.7% from the quarter ended June 30, 2005. This decrease is primarily due to an increase in net realized losses of $7.6 million, of which
$4.9 million is attributable to other than temporary impairment losses recognized during the three months ended June 30, 2006, partially offset by an increase in net investment income of $5.6 million attributable to an increase in our invested assets and increases in market interest rates.

      We have determined that $735.9 million of investment securities, with unrealized losses of approximately $4.9 million were other-than-temporarily impaired as of June 30, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of June 30, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity.

      Our environmental consulting business, ESC, had technical services revenues of $7.8 million in the second quarter of 2006 as compared to revenues of $7.2 million in the second quarter of 2005. We believe that this entity has been and will continue to be severely affected by the A.M. Best rating actions which resulted in our decision to cease writing environmental insurance.
Accordingly, on August 4, 2006, the Company determined that its goodwill asset of $12.6 million related to its acquisition of ESC was impaired. An impairment charge of $12.6 million has been recorded in the Company's results for the three and six months ended June 30, 2006. The Company does not expect the impairment charge to result in future cash expenditures.

      SEGMENT INFORMATION

      Following the decision of our Board of Directors in May 2006 to place most of our business in run-off, we retain our Lloyd's business in our insurance segment and our ESC environmental consulting business in our consulting segment.
We also continue to earn premium in our insurance and reinsurance segments related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited.

      During the fiscal periods prior to the second quarter of 2006 which are presented in this report, we organized our business on a matrix of five product lines and three geographies. Our two traditional product lines were specialty insurance and specialty reinsurance. We also had programs and structured products lines. The products offered to our clients were written either as traditional insurance or reinsurance policies or were provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. Our fifth product line was our technical services line.
However, for financial reporting purposes, some of our product lines were aggregated for purposes of the reportable segment disclosure included below:

          o   Specialty insurance. Our specialty insurance segment included our traditional, structured and program specialty insurance products.
              Our traditional specialty insurance products included in our specialty insurance segment results include technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. Our specialty insurance segment wrote business both

              on a direct basis with insured clients or by reinsuring policies that were issued on our behalf by third-party insurers and reinsurers. During the year ended December 31, 2005, we changed the composition of our reportable segments by aggregating the
              Lloyd's operating segment with the specialty insurance reportable segment. Our specialty insurance programs include the HBW program.
              After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our technical risk property line of business.

              Our Lloyd's syndicate continues to write traditional specialty insurance products including professional liability (professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions), kidnap and ransom, specie and fine art. During the first quarter of 2006 we determined to no longer seek new business in our surety line and cease seeking new business in our trade credit and political risk insurance lines during the second quarter of 2006. During the second quarter of
              2006, we ceased underwriting or seeking new business and placed most of our remaining specialty insurance lines, except our
              Lloyd's syndicate, into orderly run-off.

          o   Specialty reinsurance. Our specialty reinsurance segment includes our traditional and structured specialty reinsurance products. Our specialty reinsurance products included in our specialty
              reinsurance segment results include property, casualty and marine and aviation products. After the end of the third quarter of 2005, we discontinued the writing of new and most renewal business in our property reinsurance of business and commuted a large portion of our casualty reinsurance portfolio. During the second quarter of 2006, we determined to cease seeking new business in our marine, technical risk and aviation and casualty reinsurance business lines and to place them into orderly run-off.

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

      We expect that the composition of these segments will change as the run-off of our businesses continues and our Board of Directors pursues strategic options available to us. We refer to the specialty insurance and specialty reinsurance segments as our underwriting segments. We refer to our risk consulting and management operations as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment. A summary of our financial information by product line is set forth in Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations"
contained herein.

      We allocate corporate general and administrative expenses to each segment based upon each product line's allocated capital for the relevant reporting period. We allocated capital to each of our product lines through the estimated value-at-risk method, which uses statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. We do not manage our assets by segment and, as a result, net investment income, and depreciation and amortization are not evaluated at the segment level.

      The geographies in which we have conducted our business are the United
States, Bermuda and Europe. The location of the risks that are the subject of our products may be anywhere in the world.

MAIN DRIVERS OF OUR RESULTS

      REVENUES

      We derive the majority of our revenues from three principal sources:
premiums from policies currently written by our Lloyd's syndicate in our underwriting segment as well as the continuation of premium that is being earned on past policies that remain on our books, investment income from our investment portfolios, and technical services revenues.

      We record premiums written at the time that there is sufficient evidence of agreement to the significant terms of the contract but no earlier than the effective date of the policy. The amount of our insurance and reinsurance premiums written and earned depends on the number and type of policies we write, the amount of reinsurance protection we provide, as well as prevailing market prices. Furthermore, the amount of net premiums earned depends upon the type of contracts we have written, the contractual periods of the contracts we write, policy cancellations and commutations, the inception date of the contracts, the expired portions of the contract periods and the type of purchased reinsurance protection. Because of all these factors, the amount of premiums written and ceded may not result in a correlative level of profitability.

      Reinsurance premiums written on certain types of contracts, notably treaty quota share contracts, may not be known definitively on the inception date of the contract and therefore include estimates of premiums written. These estimates are based on data provided by the ceding companies or brokers, our underwriters' judgment and underlying economic conditions. Our estimates of written premiums are re-evaluated over the term of the contract period as underwriting information becomes available and as actual premiums are reported by the ceding companies or brokers. For certain excess of loss reinsurance contracts we record the minimum premium, as defined in the contract, as our estimated premium written at inception of the contract. Subsequent changes to our premium estimates and cancellations are recorded as adjustments to premiums written in the period in which they become known and could be material. As a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash. Adjustments may significantly impact net income in the period in which they are determined, particularly when the subject contract is fully or substantially expired resulting in the premium adjustment being fully or substantially earned.

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
We also recognize capital losses on investments as a result of other than temporary impairment charges. Under U.S. GAAP, our available-for-sale investments are carried at fair market value with unrealized gains and losses on the investments included on our balance sheet in accumulated other comprehensive income (loss) net of income taxes as a separate component of shareholders'
equity. Our trading investments that relate to deposits associated with non-risk bearing contracts are recorded at estimated fair value with the change in fair value included in net realized gains and losses on investments in the consolidated statement of operations and comprehensive loss. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and to manage duration risk between investment assets and insurance liabilities, while maximizing investment returns through a diversified portfolio. From time to time, we may determine that some or all of our investment securities, with unrealized losses were other-than-temporarily impaired as of a certain balance sheet date. The realization of these losses then represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of that balance sheet date. When this impairment takes place, the affected investments are reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investment securities affected by our decision. However, we may be required to sell securities to satisfy return premium loss obligations on contracts that are cancelled or commuted. As a result and due to the general uncertainties surrounding our business resulting from our decision to place most of our lines of business into orderly run-off, we concluded that there are no assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in additional material impairment charges. Our investment returns are benchmarked against certain specified indices. However, the volatility in claim payments and the interest rate environment can significantly affect the returns we generate on our investment portfolios.

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

      Net loss and loss expenses, which are net of loss and loss expenses recovered under our ceded reinsurance contracts, depend on the number and type of insurance and reinsurance contracts we write and reflect our best estimate of ultimate losses and loss expenses we expect to incur on each contract written using various actuarial analyses. Actual losses and loss expenses will depend on either actual costs to settle insurance and reinsurance claims, or the estimated loss amount that we may agree with our policyholders under the terms of commutation and cancellation arrangements. Our ability to accurately estimate expected ultimate loss and loss expense at the time of pricing each insurance and reinsurance contract and the occurrence of unexpected high loss severity catastrophe events are critical factors in determining our profitability.

      General and administrative expenses consist primarily of personnel related expenses (including severance costs), leases and other operating overheads, professional fees and information technology costs as well as severance costs which create initial expenses but lower future costs through savings in salaries and benefits. From time to time we engage administrative service providers and legal, accounting, tax and financial advisors. These general and administrative expenses may be incurred directly by a segment or indirectly at the corporate level.

      Acquisition expenses, which are net of expenses recovered under our ceded reinsurance contracts, consist principally of commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance and reinsurance contracts. Typically, acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance and reinsurance.
These expenses are a function of the number and type of insurance and reinsurance contracts written. We may not be able to recover all or a portion of our acquisition costs on commuted or cancelled policies.

      We also incur expenses directly related to and arising from our technical services and environmental remediation activities. These direct costs primarily include expenses associated with direct technical labor, subcontractors we engage on behalf of our technical services clients, and other technical services or remediation contract related expenses. These costs are a function of, and are proportional to, the level of technical services and remediation revenues earned from the provision of technical services and completion of remediation activities. In addition, we also incurred impairment losses related to goodwill allocated to the technical services segment.

      FINANCIAL RATIOS

      The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio.
Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Because our underwriting portfolios continue to change significantly, and because our net premiums earned will decrease significantly following our decision to place most of our lines of business into run-off, we expect that our net loss ratios may continue to be volatile. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums earned and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. During 2005, we changed the denominator to be used in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100%
indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history and we have placed most of our lines of business in orderly run-off, our combined ratio may be subject to significant volatility and may not be indicative of future profitability.

RESULTS OF OPERATIONS

      The following is a discussion of Quanta Holdings' consolidated results of operations for the three and six

months ended June 30, 2006 and 2005.

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

      Results of operations for the three months ended June 30, 2006 and 2005 were as follows:

                                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                                        JUNE 30, 2006           JUNE 30, 2005
                                                      -------------------    -------------------
                                                                   ($ IN THOUSANDS)

REVENUES
Gross premiums written                                $           32,899     $          168,548
                                                      ===================    ===================
Net premiums written                                  $           10,144     $          127,364
                                                      ===================    ===================
Net premiums earned                                   $           60,405     $          105,009
Technical services revenues                                        7,810                  7,176
Net investment income                                             11,753                  6,187
Net realized (losses) gains on investments                        (6,728)                   862
Net foreign exchange (losses) gains                               (1,375)                    88
Other income                                                         492                  3,068
                                                      -------------------    -------------------
Total revenues                                                    72,357                122,390
                                                      -------------------    -------------------

EXPENSES
Net losses and loss expenses                                     (49,501)               (62,519)
Acquisition expenses                                             (10,260)               (19,243)
Direct technical services costs                                   (5,225)                (5,999)
General and administrative expenses                              (35,695)               (23,976)
Loss on impairment of goodwill                                   (12,561)                    --
Interest expense                                                  (1,344)                  (944)
Depreciation and amortization of intangible assets                  (672)                  (959)
                                                      -------------------    -------------------
Total expenses                                                  (115,258)              (113,640)
                                                      -------------------    -------------------
(Loss) income before income taxes                                (42,901)                 8,750
Income taxes                                                          33                    220
                                                      -------------------    -------------------
Net (loss) income                                                (42,934)                 8,530
                                                      -------------------    -------------------

REVENUES.

      Most of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues were derived from the operations of ESC, QLT Buffalo LLC and QLT of Alabama, LLC. Approximately 16.2%
of our revenues is generated by our investments. We expect that this percentage will increase in the near term as our businesses continue to run-off.

      Premiums. Gross premiums written were $32.9 million for the three months ended June 30, 2006, a decrease of $135.6 million, compared to $168.5 million for the three months ended June 30, 2005. The decrease in our gross premiums written was largely due to our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, the significant adverse effects on our business including returned gross premium associated with policy cancellations of $27.7 million, non-renewals and the effects of the Property Transaction.

      Our gross premiums written of $32.9 million for the three months ended
June 30, 2006 include approximately $23.3 million from our Lloyd's syndicate and approximately $24.9 million from our HBW program which continues to generate gross premiums as this business is being moved to different insurance carriers over time. These gross written premiums are net of $27.7 million of premiums that were returned to our clients through cancellations and commutations and of
$8.6 million in downward premium estimates on treaties that were written in 2005 in our reinsurance segment. In addition, we continue to receive gross premium from policies that have mandatory extension or renewals as required by state laws in the United States.

      During the three months ended June 30, 2006, we returned gross premium associated with cancelled policies as follows ($ in thousands):

                                                PREMIUM RETURNED
                                             ----------------------
Marine, technical and aviation                   $       9,058
Environmental liability                                  4,730
Trade credit and political risk                          3,659
Technical risk property                                  3,612
Fidelity and crime                                       2,677
Professional liability                                   1,964
Surety                                                   1,149
Casualty                                                   755
Property                                                    47
                                             ----------------------
Total                                            $      27,651

      Premiums ceded were $22.8 million for the three months ended June 30, 2006 a decrease of $18.4 million, or 44.7%, compared to $41.2 million for the three months ended June 30, 2005. The decrease in premiums ceded primarily reflects the lower gross written premium, and policy cancellations during the three months ended June 30, 2006 and is offset by an increase in the ceded premium written as a percentage of gross premium written on our HBW program reflecting the 100% retrocession of certain risk classes within the HBW program.

      Net premiums earned were $60.4 million for the three months ended June 30,
2006, a decrease of $44.6 million, or 42.5%, compared to $105.0 million for the three months ended June 30, 2005. The decrease in our premiums earned was largely due to the significant adverse effects on our business arising from A.M.
Best ratings downgrade in March 2006, the Property Transaction described above and, to a lesser extent, our recent decision to cease underwriting or seeking new business for all of our lines of business, except for our Lloyd's syndicate.
This reduction in net earned premiums was offset by the earning of premium on contracts of insurance and reinsurance written in 2005. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $159.9 million at June 30, 2006 and we expect it will be earned and recognized in our results of operations in future periods or it will be returned to our clients under cancellation and commutation agreements. Due to our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we expect that our net premiums earned and unearned premium reserves will continue to decrease significantly.

      Technical services revenues. Technical services revenues were $7.8 million for the three months ended June 30, 2006 an increase of $0.6 million, or 8.8%, compared to $7.2 million for the three months ended June 30, 2005. Effective from the third quarter of 2005, we reclassified the deferred income generated from our liability assumption programs from other income to technical service revenues. Accordingly, included in technical service revenues for the three months ended June 30, 2006 is $0.5 million of deferred income generated from our liability assumption programs as compared to $1.1 million recorded in other income for the three months ended June 30, 2005. Excluding $0.5 million of deferred income generated from our liability assumption programs, technical services revenues have increased by $0.1 million during the three months ended
June 30, 2006 compared to the three months ended June 30, 2005. As a result of our exit from the environmental insurance business, we expect that our technical services revenues will decrease in future periods.

      Net investment income and net realized (losses) gains. Net investment income and net realized (losses) gains totaled $5.0 million for the three months ended June 30, 2006, a decrease of $2.0 million, or 28.7%, compared to $7.0 million for the three months ended June 30, 2005. The decrease is primarily due to an increase in net realized losses of $7.6 million, of which $4.9 million is attributable to other than temporary impairment losses recognized during the three months ended June 30, 2006, partially offset by an increase in net investment income of $5.6 million attributable to an increase in our invested assets and increases in market interest rates.

      Net investment income was $11.8 million for the three months ended June
30, 2006 and was derived

primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold)
was approximately 4.1% for the three months ended June 30, 2006 compared to 3.4%
for the three months ended June 30, 2005, reflecting increases in market interest rates. Net realized losses of $6.7 million were generated primarily from our other than temporary impairment charge of $4.9 million and also from the sale of investments which were in an unrealized loss position as we sought to manage our total investment returns and the duration of our investment portfolios.

      As of June 30, 2006, the average duration of our investment portfolio was approximately 2.7 years with an average credit rating of approximately "AA+".

      Other income. Other income was $0.5 million for the three months ended
June 30, 2006 as compared to $3.1 million for the three months ended June 30,
2005. Other income for the three months ended June 30, 2006 includes amounts recognized on non-traditional insurance and reinsurance contracts of $0.9 million, which are in part offset by a loss of $0.6 million on the Company's mortality-risk-linked derivative.

EXPENSES.

      Net losses and loss expenses. Net losses and loss expenses were $49.5 million for the three months ended June 30, 2006, a decrease of $13.0 million, or 20.8%, compared to $62.5 million for the three months ended June 30, 2005.
Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to the decrease in our net premiums earned and due to losses ceded to the third party reinsurer under the Property Transaction and is in part offset by increases in net losses and loss expenses compared to the three months ended June 30, 2005 due to increases in our selected loss ratios in certain product lines, as described below.

      During the three months ended June 30, 2006 we recorded new non-hurricane related losses reported in our marine, technical risk and aviation reinsurance product line of $4.2 million, adverse development from Hurricanes Katrina, Rita and Wilma of $3.6 million, adverse development of $0.8 million from the 2004 hurricanes and adverse development of $0.1 million related to damages caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005.

      This compares to adverse development during the three months ended June
30, 2005 of $2.6 million from the 2004 hurricanes and $2.5 million related to damages from an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005.

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

      There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes, tornado losses incurred in the first quarter of 2006, the non-hurricane related losses and the oil pipeline losses, as of June 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

      Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 81.9% for the three months ended June 30,
2006, an increase of 22.4% compared to a total net loss ratio of 59.5% for the three months ended June 30, 2005. The increase in the total net loss ratio is primarily due to higher selected loss ratios for our HBW program, Lloyd's, professional and environmental product lines, compared to the three months ended
June 30, 2005, the adverse development incurred on the 2004 and 2005 hurricanes and the new non-hurricane reported losses in the marine, technical risk and aviation reinsurance product line.

      Acquisition expenses. Acquisition expenses were $10.3 million for the three months ended June 30, 2006, a decrease of $8.9 million, or 46.7%, compared to $19.2 million for the three months ended June 30,

2005. The decrease in acquisition expenses is primarily due to the decrease in our net premiums earned.

      Our acquisition expense ratio for the three months ended June 30, 2006 was
17.0%, which compares to our acquisition expense ratio of 18.3% for the three months ended June 30, 2005. The decrease is mainly due to the lower sliding scale commissions on our HBW program given the increase in our selected loss ratios compared to the three months ended June 30, 2005 and our ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties increasing as a result of the restructuring of those treaties during the second quarter of 2005 and is in part offset by the accelerated recognition of the minimum ceded earned premium on our Lloyd's syndicate's excess of loss reinsurance treaties. Deferred acquisition costs include, as of June 30, 2006, $20.4 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

      Direct technical services costs. Direct technical services costs were $5.2 million for the three months ended June 30, 2006, a decrease of $0.8 million, or
12.9% compared to $6.0 million for the three months ended June 30, 2005, and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues were approximately 66.9% for the three months ended June 30, 2006 compared to 83.6%
for the three months ended June 30, 2005.

      General and administrative expenses. General and administrative expenses were $35.7 million for the three months ended June 30, 2006, an increase of
$11.7 million, or 48.9%, compared to $24.0 million for the three months ended
June 30, 2005. General and administrative expenses were comprised of $23.5 million of personnel related expenses (including $10.7 million of severance costs) and $12.2 million of other general and administrative expenses during the three months ended June 30, 2006 compared to $14.5 million of personnel related expenses and $9.5 million of other expenses during the three months ended June
30, 2005. The increase in general and administrative expenses is due primarily to our severance costs and increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance. General and administrative expenses related to our underwriting segment was $32.1 million for the three months ended June 30, 2006, which included $0.2 million of expenses charged by our technical services segment for technical and information management services, and excluded $3.8 million of expenses related to our technical services segment.

      Our general and administrative expense ratio was 59.1% for the three months ended June 30, 2006 compared to 22.8% for the three months ended June 30,
2005. The increase was due to our severance costs, the higher number of employees and also to the impact of lower net earned premiums. In 2005, we changed the denominator in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written.

      Loss on impairment of goodwill. Loss on impairment of goodwill was $12.6 million for the three months ended June 30, 2006 and related to the Company's determination that the carrying value of its goodwill asset related to the acquisition of ESC exceeded its fair value.

      Interest expense. Interest expense was $1.3 million for the three months ended June 30, 2006, an increase of $0.4 million, or 42.4%, compared to $0.9 million for the three months ended June 30, 2005 and relates to the interest expense on our floating rate junior subordinated debentures. The increase in the interest expense is due to an increase in the interest rates compared to the three months ended June 30, 2005.

      Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets was $0.7 million for the three months ended
June 30, 2006, a decrease of $0.3 million, or 29.9%, compared to $1.0 million for the three months ended June 30, 2005 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

      We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended June 30, 2006, the net valuation allowance increased by approximately $20.4 million, to $40.6 million.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

      Results of operations for the six months ended June 30, 2006 and 2005 were as follows:

                                                       SIX MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30, 2006           JUNE 30, 2005
                                                      ------------------     -------------------
                                                                   ($ IN THOUSANDS)

REVENUES
Gross premiums written                                $          147,768     $          341,274
                                                      ===================    ===================
Net premiums written                                  $           72,858     $          270,241
                                                      ===================    ===================
Net premiums earned                                   $          139,973     $          196,494
Technical services revenues                                       15,551                 14,327
Net investment income                                             22,529                 11,412
Net realized (losses) gains on investments                       (15,048)                   379
Net foreign exchange losses                                       (1,694)                   (24)
Other income                                                       1,529                  4,755
                                                      -------------------    -------------------
Total revenues                                                   162,840                227,343
                                                      -------------------    -------------------
EXPENSES
Net losses and loss expenses                                    (103,883)              (120,015)
Acquisition expenses                                             (24,193)               (39,720)
Direct technical services costs                                  (10,225)               (10,860)
General and administrative expenses                              (65,718)               (44,847)
Loss on impairment of goodwill                                   (12,561)                    --
Interest expense                                                  (2,606)                (1,771)
Depreciation and amortization of intangible assets                (1,742)                (1,801)
                                                      -------------------    -------------------
Total expenses                                                  (220,928)              (219,014)
                                                      -------------------    -------------------
(Loss) income before income taxes                                (58,088)                 8,329
Income taxes                                                          65                    442
                                                      -------------------    -------------------
Net (loss) income                                                (58,153)                 7,887
                                                      -------------------    -------------------
Dividends on Preferred shares                                      1,916                     --
                                                      -------------------    -------------------
Net (loss) income available to common shareholders    $          (60,069)    $            7,887
                                                      ===================    ===================

REVENUES.

      Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues were derived from the operations of ESC, QLT Buffalo LLC and QLT of Alabama, LLC.

      Premiums. Gross premiums written were $147.8 million for the six months ended June 30, 2006, a decrease of $193.5 million, or 56.7%, compared to $341.3 million for the six months ended June 30, 2005. The decrease in our gross premiums written was largely due to the significant adverse effects on our business including returned gross premium associated with policy cancellations of $41.7 million, non-renewals, the technical risk property and property reinsurance businesses (which were subject to the Property Transaction) which accounted for approximately $72.9 million, or 21.4%, of our gross premium written during the six months ended June 30, 2005, and our decision, during the second quarter of 2006, to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, as discussed above.

      Our gross premiums written of $147.8 million for the six months ended June
30, 2006 include $42.5 million from our Lloyd's syndicate, $68.6 million from our HBW program which continues to generate gross premiums as this business is being moved to different insurance carriers over time and $21.9 million in gross premium that is associated with reinsurance treaties we entered into mostly in
2005. In addition, we continue to receive gross premium from policies that have mandatory extension or renewals pursuant to state law

      During the six months ended June 30, 2006, we returned gross premium associated with cancelled policies as follows ($ in thousands):

                                                PREMIUM RETURNED
                                             ----------------------
Marine, technical and aviation                   $      15,624
Technical risk property                                  8,647
Environmental liability                                  5,095
Trade credit and political risk                          3,822
Fidelity and crime                                       2,844
Professional liability                                   2,590
Surety                                                   1,379
Property                                                   880
Casualty                                                   845
                                             ----------------------
Total                                            $      41,726

      Premiums ceded were $74.9 million for the six months ended June 30, 2006 an increase of $3.9 million, or 5.5%, compared to $71.0 million for the six months ended June 30, 2005. The increase in premiums ceded as a proportion of gross premium written primarily reflects the portfolio transfer to a third party reinsurer under the Property Transaction and the 100% retrocession of certain risk classes within our HBW program which are offset in part by a decrease in premiums ceded given the decrease in gross premiums written.

      Net premiums earned were $140.0 million for the six months ended June 30,
2006, a decrease of $56.5 million, or 28.8%, compared to $196.5 million for the six months ended June 30, 2005. The decrease in our premiums earned was largely due to the significant adverse effects on our business arising from A.M. Best ratings downgrade in March 2006, the portfolio transfer to the third party reinsurer under the Property Transaction during the third quarter of 2005 and, to a lesser extent, our recent decision to cease underwriting or seeking new business for all of our lines of business, except for our Lloyd's syndicate.
This decision, and the previous effects of the downgrade, resulted in policy cancellations. This reduction in net earned premiums was partially offset by the earning of premium on contracts of insurance and reinsurance written in 2005.
Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $159.9 million at June 30, 2006 and we expect it will be earned and recognized in our results of operations in future periods or returned to our clients under cancellation or commutation agreements. Due to our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we expect that our net premiums earned and unearned premium reserves will continue to decrease significantly.

      Technical services revenues. Technical services revenues were $15.6 million for the six months ended June 30, 2006 an increase of $1.3 million, or
8.5%, compared to $14.3 million for the six months ended June 30, 2005.
Effective from the third quarter of 2005, we reclassified the deferred income generated from our liability assumption programs from other income to technical service revenues. Accordingly, included in technical service revenues for the six months ended June 30, 2006 is $2.2 million of deferred income generated from our liability assumption programs as compared to $1.2 million recorded in other income for the six months ended June 30, 2005. Excluding $2.2 million of deferred income generated from our liability assumption programs, Technical services revenues have decreased during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to decreased client spending on environmental projects and as a result of our exit from the environmental insurance business. We expect that our technical services revenues will decrease in future periods.

      Net investment income and net realized (losses) gains. Net investment income and net realized (losses) gains totaled $7.5 million for the six months ended June 30, 2006, a decrease of $4.3 million, or 36.6%, compared to $11.8 million for the six months ended June 30, 2005. The increase is primarily due to an increase in net realized losses of $15.4 million, of which $11.0 million is attributable to other than temporary impairment losses recognized during the six months ended June 30, 2006, partially offset by an increase in net investment income of $11.1 million attributable to an increase in our invested assets and increases in market interest rates.

      Net investment income was $22.5 million for the six months ended June 30,
2006 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment

management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.3% for the six months ended June 30, 2006 compared to 3.3% for the six months ended June 30,
2005, reflecting increases in market interest rates. Net realized losses of
$15.1 million were generated primarily from our other than temporary impairment charge of $11.0 million and also from the sale of investments which were in an unrealized loss position as we sought to manage our total investment returns and the duration of our investment portfolios.

      As of June 30, 2006, the average duration of our investment portfolio was approximately 2.7 years with an average credit rating of approximately "AA+".

      Other income. Other income was $1.5 million for the six months ended June
30, 2006 as compared to $4.8 million for the six months ended June 30, 2005.
Other income for the six months ended June 30, 2006 includes amounts recognized on non-traditional insurance and reinsurance contracts of $1.9 million, which are in part offset by a loss of $0.6 million on the Company's mortality-risk-linked derivative.

EXPENSES.

      Net losses and loss expenses. Net losses and loss expenses were $103.9 million for the six months ended June 30, 2006, a decrease of $16.1 million, or
13.4%, compared to $120.0 million for the six months ended June 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to the decrease in our net premiums earned and losses ceded to the third party reinsurer under the Property Transaction.

      During the six months ended June 30, 2006, we recorded $3.9 million of losses related to a claim under our PWIB program (a property program that insures poultry and swine containment facilities) from tornado losses which occurred in March 2006, $4.2 million of non-hurricane related losses reported in our marine, technical risk and aviation reinsurance product line, adverse development arising from the 2005 hurricanes and the 2004 hurricanes of $3.8 million and $0.8 million and adverse development of $0.1 million related to damages caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005. This compares to net loss and loss expenses during the six months ended June 30, 2005 of $7.4 million related to damages from a ruptured oil pipeline in California which was covered by an insurance contract issued by our environmental liability product line and adverse development of
$3.6 million related to contracts of reinsurance insuring claims arising from the 2004 hurricanes.

      Our estimate of our exposure to ultimate claim costs associated with the
2004 and 2005 hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

      There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes, the tornado, the non-hurricane related marine, technical risk and aviation losses, and the oil pipeline losses, as of June 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

      Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 74.2% for the six months ended June 30,
2006, an increase of 13.1% compared to a total net loss ratio of 61.1% for the six months ended June 30, 2005. The increase in the total net loss ratio is primarily due to the impact of the reported losses described above on our lower net premiums earned base and also due to higher selected loss ratios for our HBW program, Lloyd's, professional and environmental product lines, compared to the six months ended June 30, 2005.

      Acquisition expenses. Acquisition expenses were $24.2 million for the six months ended June 30, 2006, a decrease of $15.5 million, or 39.1%, compared to
$39.7 million for the six months ended June 30, 2005. The decrease in acquisition expenses is primarily due to the decrease in our net premiums earned.

      Our acquisition expense ratio for the six months ended June 30, 2006 was
17.3%, a decrease of 2.9% compared to our acquisition expense ratio of 20.2% for the six months ended June 30, 2005. The decrease is

due to four factors. First, during 2006, our earned premium was more heavily weighted towards specialty insurance, which carries lower acquisition costs than specialty reinsurance. Second, we are paying less fronting costs on our specialty insurance lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business. Third, our ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties has increased as a result of the restructuring of those treaties during the second quarter of 2005. Finally, we paid less commission in our HBW program because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio.
Deferred acquisition costs include, as of June 30, 2006, $20.0 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

      Direct technical services costs. Direct technical services costs were
$10.2 million for the six months ended June 30, 2006, a decrease of $0.6 million, or 5.8% compared to $10.9 million for the six months ended June 30,
2005, and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues were approximately 65.8% for the six months ended June 30, 2006 compared to 75.8% for the six months ended June 30, 2005.

      General and administrative expenses. General and administrative expenses were $65.7 million for the six months ended June 30, 2006, an increase of $20.9 million, or 46.5%, compared to $44.8 million for the six months ended June 30,
2005. General and administrative expenses were comprised of $42.9 million of personnel related expenses (including $15.9 million of severance costs) and
$22.8 million of other general and administrative expenses during the six months ended June 30, 2006 compared to $27.9 million of personnel related expenses and
$16.9 million of other expenses during the six months ended June 30, 2005. The increase in general and administrative expenses is due primarily to our severance costs and increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance. General and administrative expenses related to our underwriting segment was $59.5 million for the six months ended June 30, 2006, which included $0.5 million of expenses charged by our technical services segment for technical and information management services, and excluded $6.7 million of expenses related to our technical services segment.

      Our general and administrative expense ratio was 47.0% for the six months ended June 30, 2006 compared to 22.8% for the six months ended June 30, 2005.
The increase was due to our severance costs, the higher number of employees and also to the impact of lower net earned premiums. In 2005, we changed the denominator in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written.

      Loss on impairment of goodwill. Loss on impairment of goodwill was $12.6 million for the six months ended June 30, 2006 and related to the Company's determination that the carrying value of its goodwill asset related to the acquisition of ESC exceeded its fair value.

      Interest expense. Interest expense was $2.6 million for the six months ended June 30, 2006, an increase of $0.8 million, or 47.1%, compared to $1.8 million for the six months ended June 30, 2005 and relates to the interest expense on our floating rate junior subordinated debentures. The increase in the interest expense is due to the increase in the average balance of our junior subordinated debentures for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, following the issuance of $20.6 million securities in February 2005 and to an increase in the interest rates.

      Depreciation and amortization of intangible assets. Depreciation and amortization of intangible assets was $1.7 million for the six months ended June
30, 2006, a decrease of $0.1 million, or 3.3%, compared to $1.8 million for the six months ended June 30, 2005 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

      Dividend on Preferred shares. Dividend expense was $1.9 million for the six months ended June 30, 2006, compared to zero for the six months ended June
30, 2005 and represents the dividend paid on our series A preferred shares, that were issued in December 2005. As a result of the default triggered under our credit facility following A.M. Best's rating action in the second quarter of
2006, we were prohibited from paying any dividends. Therefore, the dividend expense for the six months ended June 30, 2006 represents only the dividend paid in the first quarter of 2006.

      We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the six months ended June 30, 2006, the net valuation allowance increased by approximately $18.2 million, to $40.6 million.

RESULTS BY SEGMENTS

      UNDERWRITING

      Prior to the second quarter of 2006, we principally provided insurance and reinsurance protection for risks that were often unusual or difficult to place, that do not fit the underwriting criteria of standard commercial product carriers and that required technical underwriting and assessment resources in order to be profitably underwritten. In measuring the performance of our specialty insurance and specialty reinsurance segments, we considered each segment's net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses. The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums earned and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. During 2005, we changed the denominator to be used in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios.
We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history and due to our decision to place most of our lines of business into orderly run-off, we expect our combined ratio to be subject to significant volatility and not to be indicative of future profitability.

      We allocate indirect corporate general and administrative expenses among each of our segments, including those related to underwriting operations, as described above under "Segment Information".

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

      The following is a discussion of our net underwriting results and profitability measures by segment for the three and six months ended June 30,
2006 and 2005.

      THREE MONTHS ENDED JUNE 30, 2006 AND 2005

      The following tables summarize our net underwriting results and profitability measures for our segments for the three months ended June 30, 2006 and 2005.

      SPECIALTY INSURANCE

                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                        JUNE 30, 2006         JUNE 30, 2005           CHANGE
                                                      -------------------   -------------------   ----------------
                                                                           ($ IN THOUSANDS)

Gross premiums written                                $           41,357    $          113,757    $      (72,400)
Premiums ceded                                                   (21,424)              (31,134)            9,710
                                                      -------------------   -------------------   ----------------
Net premiums written                                  $           19,933    $           82,623    $      (62,690)
                                                      ===================   ===================   ================
Net premiums earned                                   $           51,182    $           51,248    $          (66)
Other income                                                         100                   575              (475)
Net losses and loss expenses                                     (37,167)              (28,154)           (9,013)
Acquisition expenses                                              (7,983)               (7,054)             (929)
General and administrative expenses(1)                           (26,897)              (15,695)          (11,202)
                                                      -------------------   -------------------   ----------------
Net underwriting (loss) income                        $          (20,765)   $              920    $      (21,685)
                                                      ===================   ===================   ================
RATIOS:
Loss and loss expense ratio                                         72.6%                54.9%             (17.7)%
Acquisition expense ratio                                           15.6%                13.8%              (1.8)%
General and administrative
expense ratio                                                       52.6%                30.6%             (22.0)%
                                                      -------------------   -------------------   ----------------
Combined ratio                                                     140.8%                99.3%             (41.5)%
                                                      ===================   ===================   ================

  (1) Includes $0.2 million and $0.8 million of expenses charged by our technical services segment for technical and information management services for the three months ended June 30, 2006 and 2005.

      Premiums. Gross and net premiums written were $41.4 million and $19.9 million for the three months ended June 30, 2006 compared to $113.8 million and
$82.6 million for the three months ended June 30, 2005. The decrease in our gross premiums written was largely due to the significant adverse effects on our business including returned gross premium associated with policy cancellations of $17.8 million and non-renewal arising from A.M. Best's ratings downgrade in
March 2006, the technical risk property business (which was subject to the
Property Transaction) which accounted for approximately $5.0 million, or 4.4%, of our gross premium written during the three months ended June 30, 2005, and our decision, during the second quarter of 2006, to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, as discussed above.

      Included in our specialty insurance segment's gross premiums written for the three months ended June 30, 2006 and 2005 is the contribution of $23.3 million, or 56.3% and $24.7 million, or 21.7% of the specialty insurance segment's gross premiums written, from our Lloyd's syndicate, which commenced operations in December 2004. Following our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance lines into orderly run-off, except for our Lloyd's syndicate, our gross and net premiums written will significantly decrease in future periods and the proportion of the contribution from our Lloyd's business will increase significantly. We believe that we are currently seeing a challenging business environment for our Lloyd's business and we expect this trend to continue.

      The table below shows gross and net premiums written by product line for the three months ended June 30, 2006 and 2005 whether written on a traditional insurance, programs or structured basis.

                                                      THREE MONTHS ENDED              THREE MONTHS ENDED
                                                         JUNE 30, 2006                  JUNE 30, 2005
                                                -------------------------------  ----------------------------
                                                                      ($ IN THOUSANDS)

                                                    GROSS            NET            GROSS            NET
                                                  PREMIUMS         PREMIUMS        PREMIUMS       PREMIUMS
                                                   WRITTEN         WRITTEN         WRITTEN         WRITTEN
                                                --------------  ---------------  ------------   -------------

Technical risk property(1)                      $      29,365   $       14,366   $     53,081   $      35,876
Professional liability(2)                              21,968           14,949         42,852          35,028
Surety                                                    461              461          2,763           1,997
Specie and fine art(3)                                    260              227             --              --
Other                                                     (53)             (53)           103             103
Fidelity and crime                                     (2,408)          (1,980)         3,657           2,543
Trade credit and political risk                        (3,571)          (4,050)         1,564           1,182
Environmental liability                                (4,665)          (3,987)         9,737           5,894
                                                --------------  ---------------  ------------   -------------
Total                                           $      41,357   $       19,933   $    113,757   $      82,623
                                                ==============  ===============  ============   =============

  (1) The gross and net premiums written generated by our HBW program is written in our technical risk property product line, as described below.

  (2) The gross and net premiums written generated by our Lloyd's syndicate is included in the professional liability product line, and was $23.0 million and $15.5 million and $24.7 million and $21.0 million for the three months ended June 30, 2006 and 2005.

  (3) Specie and fine art is written by our Lloyd's syndicate, resulting in total gross and net premiums written for our Lloyd's syndicate of $23.3 million and $15.8 million and $24.7 million and $21.0 million for the three months ended June 30, 2006 and 2005.

      During the three months ended June 30, 2006, we returned gross premium associated with cancelled policies as follows ($ in thousands):

                                                PREMIUM RETURNED
                                             ----------------------
Environmental liability                          $       4,730
Trade credit and political risk                          3,659
Technical risk property                                  3,612
Fidelity and crime                                       2,677
Professional liability                                   1,964
Surety                                                   1,149
                                             ----------------------
Total                                            $      17,791

      During the three months ended June 30, 2006, we wrote, in our technical risk property product line, the HBW program, which accounted for approximately
$10.4 million, or 72.1%, of the technical risk property line of business and
52.2% of total specialty insurance segment net premiums written in the three months ended June 30, 2006. The HBW program accounted for $31.5 million, or
87.8%, of the technical risk property product line and 38.1% of the total specialty insurance segment net premiums written for the three months ended June
30, 2005. The policies in the HBW program are underwritten by a third-party agent which follows our underwriting guidelines. We believe that this agent is an established specialist in this technical field. During the second quarter of
2006, we have continued to underwrite the HBW program and have 100% retroceded the casualty risk class of the HBW program to a third party reinsurer. Our HBW gross premiums written during the three months ended June 30, 2006 are summarized in the table below by specialty risk class.

                                                 ($ IN MILLIONS)
Casualty                                        $             19.8
Warranty*                                                      3.3
Property                                                       1.8
                                                ------------------
Total                                           $             24.9
                                                ==================

   * Warranty is written as reinsurance.

      Premiums ceded were $21.4 million during the three months ended June 30,
2006, a decrease of $9.7 million, or 31.2%, compared to $31.1 million for the three months ended June 30, 2005. The decrease in premiums ceded is attributable to the decrease in gross premium written as described above and is in part offset by the 100% retrocession of certain risk classes within our HBW program.

      Net premiums earned during the three months ended June 30, 2006 were $51.2 million compared to $51.2 million for the three months ended June 30, 2005, representing amortization of premiums written and ceded during the years ended
December 31, 2004 and 2005 and the six months ended June 30, 2006. Our net premiums earned largely reflect historical growth in our insurance product lines including the contribution of $16.2 million, or 31.7%, of our premiums earned, from of our Lloyd's syndicate, which commenced in December 2004, and was offset by the effect of the A.M. Best's ratings downgrade, including policy cancellations, and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance lines into orderly run-off. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

      Other income. Other income was $0.1 million for the three months ended
June 30, 2006, a decrease of $0.5 million compared to $0.6 million for the three months ended June 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts.

      Net losses and loss expenses. Net losses and loss expenses were $37.2 million for the three months ended June 30, 2006, an increase of $9.0 million compared to $28.2 million for the three months ended June 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The increase in net losses and loss expenses is primarily due to the higher selected loss ratios for our
HBW program, Lloyd's, professional and our environmental product lines in the three months ended June 30, 2006 as compared to loss ratios applicable to those lines in the three months ended June 30, 2005.

      During the three months ended June 30, 2006, we recorded $0.1 million in adverse development related to the 2005 hurricanes, adverse development of $0.1 million related to damages caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005 and $0.6 million of favorable development related to a claim under our PWIB program from tornado losses which occurred in March 2006. Included in net loss and loss expenses are
$2.5 million of adverse development recorded during the three months ended June
30, 2005 related to damages from a ruptured oil pipeline in California which was covered by an insurance contract issued by our environmental liability product line.

      There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes, the tornado and the oil pipeline loss, as of June 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

      Our estimate of our exposure to ultimate claim costs associated with the
2004 and 2005 hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

      Our specialty insurance segment net loss ratio was 72.6% for the three months ended June 30, 2006 an increase of 17.7% compared to a net loss ratio of
54.9% for the three months ended June 30, 2005. The increase in the specialty insurance segment net loss ratio is primarily due to the higher selected loss ratios for our HBW program, Lloyd's, professional and environmental product lines in the three months ended June 30, 2006 as compared to loss ratios applicable to those lines in the three months ended June 30, 2005. In addition, the impact of the $2.5 million adverse development on the oil pipeline loss contributed to the net loss ratio in the three months ended June 30, 2005.

      Acquisition expenses. Acquisition expenses were $8.0 million for the three months ended June 30, 2006 an increase of $0.9 million, or 13.2%, compared to
$7.1 million for the three months ended June 30, 2005. The increase in acquisition expenses was due to the increase in the number of insurance contracts that our Lloyd's syndicate entered into and the associated net premiums earned. Acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

      Our acquisition expense ratio was 15.6% for the three months ended June
30, 2006, an increase of 1.8% compared to 13.8% for the three months ended June
30, 2005. The increase in our acquisition expense ratio was due to the increased contribution to net premiums earned by our Lloyd's syndicate in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and due to the impact of accelerating the minimum ceded earned premium on our excess of loss reinsurance treaties. Deferred acquisition costs include, as of June 30,
2006, $13.3 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

      General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $26.9 million for the three months ended
June 30, 2006 an increase of $11.2 million, or 71.4%, compared to $15.7 million for the three months ended June 30, 2005. The increase in our general and administrative expense was due to severance costs and the additional number of employees hired throughout 2005, especially in Europe. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our specialty insurance segment. Our general and administrative expense ratio increased to 52.6% for the three months ended June 30, 2006, compared to 30.6%
for the three months ended June 30, 2005 mainly due to severance costs.

SPECIALTY REINSURANCE

                                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                                        JUNE 30, 2006          JUNE 30, 2005            CHANGE
                                                      ------------------     ------------------     ---------------
                                                                            ($ IN THOUSANDS)

Gross premiums written                                $           (8,458)    $           54,791     $      (63,249)
Premiums ceded                                                    (1,331)               (10,050)             8,719
                                                      -------------------    -------------------    ----------------
Net premiums written                                  $           (9,789)    $           44,741     $      (54,530)
                                                      ===================    ===================    ================
Net premiums earned                                   $            9,223     $           53,761     $      (44,538)
Other income                                                         808                    758                 50
Net losses and loss expenses                                     (12,366)               (34,452)            22,086
Acquisition expenses                                              (2,277)               (12,189)             9,912
General and administrative
expenses                                                          (5,174)                (6,404)             1,230
                                                      -------------------    -------------------    ----------------
Net underwriting loss                                 $           (9,786)    $            1,474     $      (11,260)
                                                      ===================    ===================    ================
RATIOS:
Loss and loss expense ratio                                        134.1%                  64.1%             (70.0)%
Acquisition expense ratio                                           24.7%                  22.7%              (2.0)%
General and administrative
expense ratio                                                       56.1%                  11.9%             (44.2)%
                                                      -------------------    -------------------    ----------------
Combined ratio                                                     214.9%                  98.7%            (116.2)%
                                                      ===================    ===================    ================

      Premiums. Gross and net premiums written were $(8.5) million and $(9.8)
million for the three months ended June 30, 2006 compared to $54.8 million and
$44.7 million of gross and net premiums for the three months ended June 30,
2005. The decrease in our specialty reinsurance segment's net premiums written reflects the adverse effects of A.M. Best's ratings downgrade, including gross returned premium associated with policy cancellations of $9.9 million and commutations of two treaties in our casualty reinsurance business, the property reinsurance business (which was subject to the Property Transaction) which accounted for approximately $21.0 million, or 38.3%, of our gross premium written during the six months ended June 30, 2005 and our decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off.

      The table below shows gross and net premiums written by product line whether written on a traditional reinsurance, programs or structured basis:

                                                     THREE MONTHS ENDED             THREE MONTHS ENDED
                                                        JUNE 30, 2006                 JUNE 30, 2005
                                                -------------- ----------------  ----------------------------
                                                                      ($ IN THOUSANDS)

                                                    GROSS            NET            GROSS            NET
                                                  PREMIUMS         PREMIUMS        PREMIUMS        WRITTEN
                                                   WRITTEN         WRITTEN         WRITTEN         PREMIUM
                                                --------------  ---------------  ------------   -------------

Property                                        $        (967)  $         (667)  $     20,973   $      14,006
Casualty                                               (5,188)          (5,188)        21,221          21,221
Marine, technical risk and
aviation                                               (2,303)          (3,934)        12,597           9,514
                                                --------------  ---------------  ------------   -------------
Total                                           $      (8,458)  $       (9,789)  $     54,791   $      44,741
                                                ==============  ===============  ============   =============

      Our gross premium written for the three months ended June 30, 2006 in our casualty reinsurance and marine, technical risk and aviation reinsurance product lines reflects the cancellation of policies by cedants following A.M. Best's downgrades and reductions in estimates of ultimate written premiums by cedants.
In addition, we recognized risks attaching written premium on our remaining non-cancelled contracts written during 2005.

      During the three months ended June 30, 2006, returned gross premium associated with cancelled policies was as follows ($ in thousands):

                                              PREMIUM RETURNED
                                             ------------------
Marine, technical and aviation                   $    9,058
Casualty                                                755
Property                                                 47
                                             ------------------
Total                                            $    9,860

      Ceded premiums were $1.3 million during the three months ended June 30,
2006 compared to $10.1 million for the three months ended June 30, 2005. The decrease of $8.7 million in our ceded premiums written is attributable to the purchase, during the three months ended June 30, 2005, of additional retrocession protection, including reinstatement premiums, for our specialty reinsurance marine, technical risk and aviation product line and is in part offset by negative ceded premium under the Property Transaction during the three months ended June 30, 2006 as a result of policy cancellations. We obtained the retrocession protection to help limit our net loss exposures to natural catastrophe events in 2005. These retrocession treaties provided us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums are earned over the period of each insured risk.

      Net premiums earned of $9.2 million for the three months ended June 30,
2006 have decreased by $44.5 million compared to $53.7 million for the three months ended June 30, 2005. The decrease reflects the impact of the Property
Transaction, the impact of writing lower net premiums as a result of the A.M.
Best ratings downgrade, the commutation of two treaties in our casualty reinsurance line of business and our decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off. Gross premiums written in our specialty reinsurance segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

      Other income. Other income was $0.8 million for the three months ended
June 30, 2006 compared to $0.8 million for the three months ended June 30, 2005, and related to income, including fees, recognized on non-traditional reinsurance contracts.

      Net losses and loss expenses. Net losses and loss expenses were $12.4 million for the three months ended June 30, 2006 a decrease of $22.1 million, or
64.1%, compared to $34.5 million for the three months ended June 30, 2005. The decrease in net losses and loss expenses incurred was due to the decrease in our net premiums earned and a decrease in the number of contracts we entered into as a result of A.M. Best's ratings downgrade, the Property Transaction and our decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

      During the three months ended June 30, 2006 we recorded new non-hurricane related losses in our marine, technical risk and aviation reinsurance product line of $4.2 million, adverse development from the 2005 hurricanes of $3.5 million and adverse development of $0.8 million from the 2004 hurricanes. This compares to the recording of losses during the three months ended June 30, 2005 of $2.6 million from the 2004 hurricanes.

      Our estimate of our exposure to ultimate claim costs associated with the
2004 and 2005 hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than the hurricane losses and new non-hurricane marine, technical risk and aviation losses, as of June 30, 2006, we have received a limited amount of large reported losses in our specialty reinsurance segment.
However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

      Our specialty reinsurance segment net loss ratio was 134.1% for the three months ended June 30, 2006 compared to 64.1% for the three months ended June 30,
2005. The increase in the specialty reinsurance segment net loss ratio is mainly due to the impact of the adverse development and new non-hurricane marine reinsurance losses described above on our net premiums earned as compared to the three months ended June 30, 2005.

      Acquisition expenses. Acquisition expenses were $2.3 million for the three months ended June 30, 2006 a decrease of $9.9 million, or 81.3%, compared to
$12.2 million for the three months ended June 30, 2005. The decrease in acquisition expenses was due to the decrease in our net premiums earned and decrease in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

      Our acquisition expense ratio was 24.7% for the three months ended June
30, 2006, which is comparable to 22.7% for the three months ended June 30, 2005.
Deferred acquisition costs include, as of June 30, 2006, $7.0 million of acquisition expenses on written contracts of reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

      General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $5.2 million for the three months ended June
30, 2006, which compares to $6.4 million for the three months ended June 30,
2005. Our general and administrative expense ratio was 56.1% for the three months ended June 30, 2006 compared to 11.9% for the three months ended June 30,
2005. The increase in our general and administrative expense ratio was mainly due to the decrease in our net premiums earned.

TECHNICAL SERVICES

                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                          JUNE 30, 2006         JUNE 30, 2005          CHANGE
                                       -------------------   --------------------   -------------
                                                             ($ IN THOUSANDS)

Technical services revenues            $            8,030    $             8,085    $        (55)
Other income                                           48                  1,794          (1,746)
Direct technical services costs                    (5,225)                (5,999)            774
General and administrative expenses                (3,812)                (2,699)         (1,113)
Loss on impairment of goodwill                    (12,561)                    --         (12,561)
                                       -------------------   --------------------   -------------
Net technical services income          $          (13,520)   $             1,181    $    (14,701)
                                       ===================   ====================   =============

      Technical services revenues. Technical services revenues were $8.0 million for the three months ended June 30, 2006, compared to $8.1 million for the three months ended June 30, 2005. Effective from the third quarter of 2005, we reclassified the deferred income generated from our environmental liability assumption programs from other income to technical service revenues.
Accordingly, included in technical service revenues for the three months ended
June 30, 2006 is $0.5 million of deferred income generated from our liability assumption programs as compared to $1.1 million recorded in other income for the six months ended June 30, 2005. Excluding, $0.5 million of income generated from our liability assumption programs, technical services revenues have decreased during the three months ended June 30, 2006 compared to the three months ended
June 30, 2005 due to decreased client spending on environmental projects and as a result of our exit from the environmental insurance business. We expect that our technical services revenues will decrease in future periods.

      Other income. We recorded no other income for the three months ended June
30, 2006 compared to $1.8 million for the three months ended June 30, 2005. The other income during the three months ended June 30, 2005 was primarily generated from our liability assumption program in Buffalo, New York. This income primarily represents the amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability which is initially deferred in the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage of completion method. As described above, effective from the third quarter of 2005, we reclassified the deferred income generated from our liability assumption programs from other income to technical service revenues. Accordingly, included in technical service revenues for the three months ended June 30, 2006 is $0.5 million of deferred income generated from our liability assumption programs as compared to $1.1 million recorded in other income for the three months ended June 30, 2005.

      Direct technical services costs. Direct technical services costs were $5.2 million for the three months ended June 30, 2006, a decrease of $0.8 million, compared to $6.0 million for the three months ended June 30, 2005. Direct technical services costs, as a percentage of revenue was 65.1% for the three months ended June 30, 2006 compared to 74.2% for the three months ended June 30,
2005.

      General and administrative expenses. Direct and indirect allocated general and administrative expenses were $3.8 million for the three months ended June
30, 2006, an increase of $1.1 million, or 41.2% compared to $2.7 million for the three months ended June 30, 2005. The increase is attributable to increased personnel costs and higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts.

      Loss on impairment of goodwill. Loss on impairment of goodwill was $12.6 million for the three months ended June 30, 2006 and related to the Company's determination that the carrying value of its goodwill asset related to the acquisition of ESC exceeded its fair value.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

      The following tables summarize our net underwriting results and profitability measures for our segments for the six months ended June 30, 2006 and 2005.

      SPECIALTY INSURANCE

                                          SIX MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30, 2006       JUNE 30, 2005            CHANGE
                                          -----------------    ----------------     -----------------
                                                               ($ IN THOUSANDS)

Gross premiums written                    $        125,700     $       201,711      $       (76,011)
Premiums ceded                                     (51,023)            (59,686)               8,663
                                          -----------------    ----------------     -----------------
Net premiums written                      $         74,677     $       142,025      $       (67,348)
                                          =================    ================     =================
Net premiums earned                       $        109,221     $        89,992      $        19,229
Other income                                           230                 829                 (599)
Net losses and loss expenses                       (75,898)            (56,650)             (19,248)
Acquisition expenses                               (16,349)            (13,933)              (2,416)
General and administrative expenses(1)             (47,345)            (29,984)             (17,361)
                                          -----------------    ----------------     -----------------
Net underwriting loss                     $        (30,141)    $        (9,746)     $       (20,395)
                                          =================    ================     =================

RATIOS:
Loss and loss expense ratio                           69.5%               63.0%                (6.5)%
Acquisition expense ratio                             15.0%               15.5%                 0.5%
General and administrative
expense ratio                                         43.3%               33.3%               (10.0)%
                                          -----------------    ----------------     -----------------
Combined ratio                                       127.8%              111.8%               (16.0)%
                                          =================    ================     =================

  (1) Includes $0.5 million and $1.7 million of expenses charged by our technical services segment for technical and information management services for the six months ended June 30, 2006 and 2005.

      Premiums. Gross and net premiums written were $125.7 million and $74.4 million for the six months ended June 30, 2006 compared to $201.7 million and
$142.0 million for the six months ended June 30, 2005. The decrease in our gross premiums written was largely due to the significant adverse effects on our business including returned gross premium associated with policy cancellations of $24.4 million and non-renewal arising from A.M. Best's ratings downgrade in
March 2006, the technical risk property business (which was subject to the
Property Transaction) which accounted for approximately $7.5 million, or 3.7%, of our gross premium written during the six months ended June 30, 2005, and our decision, during the second quarter of 2006, to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, as discussed above.

      Included in our specialty insurance segment's gross premiums written for the six months ended June 30, 2006 and 2005 is the contribution of $42.5 million, or 33.8% and $41.0 million, or 20.3% of the specialty insurance segment's gross premiums written, from our Lloyd's syndicate, which commenced in
December 2004. Following A.M. Best's ratings downgrade and our decision to place most of our lines of business into run-off, except for our Lloyd's syndicate, our gross and net premiums written will significantly decrease in future periods.

      The table below shows gross and net premiums written by product line for the six months ended June 30, 2006 and 2005 whether written on a traditional insurance, programs or structured basis.

                                             SIX MONTHS ENDED                      SIX MONTHS ENDED
                                              JUNE 30, 2006                         JUNE 30, 2005
                                    ----------------------------------      ------------------------------
                                                               ($ IN THOUSANDS)
                                        GROSS                NET                GROSS              NET
                                       PREMIUMS            PREMIUMS            PREMIUMS         PREMIUMS
                                       WRITTEN             WRITTEN             WRITTEN           WRITTEN
                                    ---------------     ---------------     --------------     -----------

Technical risk property(1)          $       78,479      $       44,230      $      101,603     $    68,429
Professional liability(2)                   45,215              32,452              68,063          53,164
Surety                                       2,572               1,757               5,634           4,118
Specie and fine art(3)                       1,626               1,432                  --              --
Environmental liability                      1,550                (270)             15,579           9,411
Other                                          (97)               (106)                103             103
Fidelity and crime                          (1,134)             (1,348)              7,549           4,224
Trade credit and political risk             (2,511)             (3,470)              3,180           2,576
Total                               $      125,700      $       74,677      $      201,711     $   142,025
                                    ===============     ===============     ==============     ===========

      (1) The gross and net premiums written generated by our HBW program is written in our technical risk property product line, as described below.

      (2) The gross and net premiums written generated by our Lloyd's syndicate is included in the professional liability product line, and was $40.9 million and $29.2 million and $41.0 million and $33.6 million for the six months ended June 30, 2006 and 2005.

      (3) Specie and fine art is written by our Lloyd's syndicate, resulting in total gross and net premiums written for our Lloyd's syndicate of
          $42.5 million and $30.6 million and $$41.0 million and $33.6 million for the six months ended June 30, 2006 and 2005.

      We are no longer underwriting or seeking new business and we placed most of our remaining specialty insurance lines of business into orderly run-off, except for our Lloyd's syndicate business. We are also currently seeing significant deterioration in our business written at Lloyd's and we expect this trend to continue. During the six months ended June 30, 2006, returned gross premium associated with cancelled policies was as follows ($ in thousands):

                                      PREMIUM RETURNED
                                      ----------------
Technical risk property                   $  8,647
Environmental liability                      5,095
Trade credit and political risk              3,822
Fidelity and crime                           2,844
Professional liability                       2,590
Surety                                       1,379
                                      ----------------
Total                                     $ 24,377

      During the six months ended June 30, 2006, we wrote, in our technical risk property product line, the HBW program, which accounted for approximately $35.1 million, or 79.3%, of the technical risk property line of business and 47.0% of total specialty insurance segment net premiums written in the six months ended
June 30, 2006. The HBW program accounted for $67.0 million, or 97.9%, of the technical risk property product line and 47.2% of the total specialty insurance segment net premiums written for the six months ended June 30, 2005. The policies in the HBW program are underwritten by a third-party agent which follows our underwriting guidelines. We believe that this agent is an established specialist in this technical field. During the second quarter of
2006 we have continued to underwrite the HBW program and have 100% retroceded the casualty risk class of the HBW program to a third party reinsurer. Our HBW gross premiums written during the six months ended June 30, 2006 are summarized in the table below by specialty risk class.

                              ($ IN MILLIONS)

Casualty                      $         56.5
Warranty*                                8.0
Property                                 4.1
                              --------------
Total                         $         68.6
                              ==============

  * Warranty is written as reinsurance.

      Premiums ceded were $51.0 million during the six months ended June 30,
2006, a decrease of $8.7 million, or 14.5%, compared to $59.7 million for the six months ended June 30, 2005. The decrease in premiums ceded reflects the decrease in our gross premium written described above and is in part offset by an increase in the retrocession of the casualty specialty risk class related to our HBW program compared to the six months ended June 30, 2005, and an acceleration of ceded earned premium relating to our Lloyd's and trade credit and political risk excess of loss reinsurance treaties.

      Net premiums earned during the six months ended June 30, 2006 were $109.2 million, an increase of $19.2 million, or 21.4%, compared to $90.0 million for the six months ended June 30, 2005, representing amortization of premiums written and ceded during the years ended December 31, 2004 and 2005 and the six months ended June 30, 2006. The increase in our net premiums earned was largely due to historical growth in our insurance product lines including the contribution of $32.7 million, or 29.9%, of our premiums earned, from of our
Lloyd's syndicate, which commenced in December 2004. This increase was partially offset by the effect of the A.M. Best's ratings downgrade, including policy cancellations, and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance lines of business into orderly run-off. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

      Other income. Other income was $0.2 million for the six months ended June
30, 2006, a decrease of $0.6 million compared to $0.8 million for the six months ended June 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts.

      Net losses and loss expenses. Net losses and loss expenses were $75.9 million for the six months ended June 30, 2006, an increase of $19.2 million, or
34.0%, compared to $56.7 million for the six months ended June 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in our net premiums earned and to higher selected loss ratios for our HBW program, the professional insurance written in our Lloyd's syndicate and our environmental insurance in the six months ended June 30, 2006 as compared to loss ratios applicable to those lines in the six months ended June 30, 2005.

      During the six months ended June 30, 2006, we recorded $3.9 million of specific losses incurred during the six months ended June 30, 2006 related to a claim under our PWIB program from tornado losses occurring in March 2006 and adverse development of $0.1 million related to damages caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005.
This compares to net loss and loss expenses of $7.4 million of losses recorded during the six months ended June 30, 2005 related to damages from a ruptured oil pipeline in California which was covered by an insurance contract issued by our environmental liability product line.

      There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. Other than the hurricanes, the tornado and the oil pipeline loss, as of June 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

      Our specialty insurance segment net loss ratio was 69.5% for the six months ended June 30, 2006 an increase of 6.5% compared to a net loss ratio of
63.0% for the six months ended June 30, 2005. The increase in the specialty insurance segment net loss ratio is primarily due to the higher selected loss ratios for our HBW program, the professional insurance written in our Lloyd's syndicate and our environmental insurance in the six months ended June 30, 2006 as compared to loss ratios applicable to those lines in the six months ended
June 30, 2005, which is in part offset by the impact of the oil pipeline loss on the net loss ratio for the

six months ended June 30, 2005.

      Acquisition expenses. Acquisition expenses were $16.3 million for the six months ended June 30, 2006 an increase of $2.4 million, or 17.3%, compared to
$13.9 million for the six months ended June 30, 2005. The increase in acquisition expenses was due to the increase in the historical number of insurance contracts we entered into and the associated net premiums earned.
These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

      Our acquisition expense ratio was 15.0% for the six months ended June 30,
2006, which compares to 15.5% for the six months ended June 30, 2005. Deferred acquisition costs include, as of June 30, 2006, $13.3 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

      General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $47.3 million for the six months ended June
30 2006 an increase of $17.3 million, or 57.9%, compared to $30.0 million for the six months ended June 30, 2005. The increase in our general and administrative expense was due to severance costs and the additional number of employees hired throughout 2005, especially in Europe. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our specialty insurance segment. Our general and administrative expense ratio increased to 43.3% for the six months ended June 30, 2006, compared to 33.3% for the six months ended June 30, 2005 mainly due to severance costs.

SPECIALTY REINSURANCE

                                      SIX MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30, 2006          JUNE 30, 2005          CHANGE
                                      ----------------       -----------------    --------------
                                                            ($ IN THOUSANDS)

Gross premiums written                $        22,068        $        139,563     $    (117,495)
Premiums ceded                                (23,887)                (11,347)          (12,540)
                                      ----------------       -----------------    --------------
Net premiums written                  $        (1,819)       $        128,216     $    (130,035)
                                      ================       =================    ==============
Net premiums earned                   $        30,752        $        106,502     $     (75,750)
Other income                                    1,682                   1,548               134
Net losses and loss expenses                  (28,127)                (63,452)           35,325
Acquisition expenses                           (7,844)                (25,787)           17,943
General and administrative
expenses                                      (12,131)                (11,297)             (834)
                                      ----------------       -----------------    --------------
Net underwriting loss                 $       (15,668)       $          7,514     $     (23,182)
                                      ================       =================    ==============

RATIOS:
Loss and loss expense ratio                      91.5%                   59.6%           (31.9)%
Acquisition expense ratio                        25.5%                   24.2%            (1.3)%
General and administrative
expense ratio                                    39.4%                   10.6%           (28.8)%
                                      ----------------       -----------------    --------------
Combined ratio                                  156.4%                   94.4%           (62.0)%
                                      ================       =================    ==============

      Premiums. Gross and net premiums written were $22.1 million and $(1.8)
million for the six months ended June 30, 2006 compared to $139.6 million and
$128.2 million of gross and net premiums for the six months ended June 30, 2005.
The decrease in our specialty reinsurance segment's net premiums written reflects the adverse effects of A.M. Best's ratings downgrade, including returned gross premium associated with policy cancellation of $17.3 million, the property reinsurance business (which was subject to the Property Transaction)
which accounted for approximately $65.4 million, or 46.9%, of our gross premium written during the six months ended June 30, 2005 and our decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off.

      The table below shows gross and net premiums written by product line whether written on a traditional reinsurance, programs or structured basis:

                                             SIX MONTHS ENDED                  SIX MONTHS ENDED
                                              JUNE 30, 2006                      JUNE 30, 2005
                                     -------------------------------      ---------------------------
                                                             ($ IN THOUSANDS)
                                         GROSS              NET              GROSS            NET
                                        PREMIUMS          PREMIUMS          PREMIUMS        WRITTEN
                                        WRITTEN           WRITTEN           WRITTEN         PREMIUM
                                     --------------     ------------      -------------    -----------

Property                             $      18,990      $      (469)      $     65,412     $   58,445
Casualty                                     7,101            7,101             50,325         50,325
Marine, technical risk and
Aviation                                    (4,023)          (8,451)            23,826         19,446
                                     --------------     ------------      -------------    -----------
Total                                $      22,068      $    (1,819)      $    139,563     $  128,216
                                     ==============     ============      =============    ===========

      During the six months ended June 30, 2006, we returned gross premium associated with cancelled policies as follows ($ in thousands):

                                      PREMIUM RETURNED
                                      ----------------
Marine, technical and aviation             $ 15,624
Property                                        880
Casualty                                        845
                                      ----------------
Total                                      $ 17,349

      Ceded premiums were $23.9 million during the six months ended June 30,
2006 compared to $11.3 million for the six months ended June 30, 2005. The increase of $12.5 million in our ceded premiums written includes approximately
$19.4 million related to our property reinsurance line of business ceded to the third party reinsurer under the Property Transaction. The remainder is attributable to the purchase, during the six months ended June 30, 2006, of additional retrocession protection, including reinstatement premiums, for our specialty reinsurance marine, technical risk and aviation product line. We obtained the retrocession protection to help limit our net loss exposures to natural catastrophe events. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums are earned over the period of each insured risk.

      Net premiums earned of $30.8 million for the six months ended June 30,
2006 have decreased by $75.8 million compared to the six months ended June 30,
2005. The decrease reflects the impact of writing lower net premiums as a result of the A.M. Best ratings downgrade, the Property Transaction, the impact of the decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off and the commutation of two treaties in our casualty reinsurance line of business during the fourth quarter of 2005 and the purchase of additional retrocessional protection. Gross premiums written in our specialty reinsurance segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

      Other income. Other income was $1.7 million for the six months ended June
30, 2006 compared to $1.5 million for the six months ended June 30, 2005, and related to income, including fees, recognized on non-traditional reinsurance contracts.

      Net losses and loss expenses. Net losses and loss expenses were $28.1 million for the six months ended June 30, 2006 a decrease of $35.3 million, or
55.7%, compared to $63.5 million for the six months ended June 30, 2005. The decrease in net losses and loss expenses incurred was due to the decrease in our net premiums earned as discussed above. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

      During the six months ended June 30, 2006 we recorded $4.2 million for new reported non-hurricane marine, technical risk and aviation reinsurance losses, adverse development on the loss estimates on contracts of reinsurance insuring claims arising from the 2005 hurricanes of $4.0 million and adverse development of the 2004 hurricanes of $0.8 million.

      Our estimate of our exposure to ultimate claim costs associated with these hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers.
The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than the hurricane losses and the non-hurricane marine reinsurance losses, as of June 30, 2006, we have received a limited amount of large reported losses in our specialty reinsurance segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

      Our specialty reinsurance segment net loss ratio was 91.5% for the six months ended June 30, 2006 compared to 59.6% for the six months ended June 30,
2005. The increase in the specialty reinsurance segment net loss ratio is mainly due to adverse development on the 2004 and 2005 hurricanes and non-hurricane marine reinsurance losses and the reduced net premiums earned during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

      Acquisition expenses. Acquisition expenses were $7.8 million for the six months ended June 30, 2006 a decrease of $18.0 million, or 69.6%, compared to
$25.8 million for the six months ended June 30, 2005. The decrease in acquisition expenses was due to the decrease in our net premiums earned as described above. These acquisition expenses primarily represented brokerage and ceding commissions.

      Our acquisition expense ratio was 25.5% for the six months ended June 30,
2006, which is comparable to 24.2% for the six months ended June 30, 2005.
Deferred acquisition costs include, as of June 30, 2006, $7.0 million of acquisition expenses on written contracts of reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

      General and administrative expenses. Direct and allocated indirect general and administrative expenses totaled $12.1 million for the six months ended June
30, 2006 an increase of $0.8 million, or 7.4%, compared to $11.3 million for the six months ended June 30, 2005. The increase is primarily attributable to severance costs and to the allocation of other employee related general and administrative expenses incurred by the Company. The increase is also due to increases in auditing fees and fees associated with ongoing efforts relating to
Sarbanes-Oxley Section 404 compliance allocated to our specialty reinsurance segment. Our general and administrative expense ratio was 39.4% for the six months ended June 30, 2006 compared to 10.6% for the six months ended June 30,
2005, the increase reflecting the increase in severance and other allocated costs and the decrease in net premiums earned.

TECHNICAL SERVICES

                                      SIX MONTHS ENDED    SIX MONTHS ENDED
                                       JUNE 30, 2006        JUNE 30, 2005          CHANGE
                                      -----------------   ------------------   ----------------
                                                          ($ IN THOUSANDS)

Technical services revenues           $         16,175    $         16,085     $            90
Other income                                       168               1,917              (1,749)
Direct technical services costs                (10,225)            (10,860)                635
General and administrative expenses             (6,724)             (5,237)             (1,487)
Loss on impairment of goodwill                 (12,561)                 --             (12,561)
                                      -----------------   -----------------    ----------------
Net technical services income         $        (13,167)   $          1,905     $       (15,072)
                                      =================   =================    ================

      Technical services revenues. Technical services revenues were $16.2 million for the six months ended June 30, 2006, compared to $16.1 million for the six months ended June 30, 2005. Effective from the third quarter of 2005, we reclassified the deferred income generated from our environmental liability assumption programs from other income to technical service revenues.
Accordingly, included in technical service revenues for the six months ended
June 30, 2006 is $2.2 million of deferred income generated from our liability assumption programs as compared to $1.2 million recorded in other income for the six months ended June 30, 2005. Excluding, $2.2 million of deferred income generated from our liability assumption programs, technical services revenues have decreased during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to decreased client spending on environmental projects and as a result of our exit from the environmental insurance business.
We expect that our technical services revenues will decrease in future periods.

      Other income. Other income totaled $0.2 million for the six months ended
June 30, 2006, a decrease of $1.7 million, compared to $1.9 million for the six months ended June 30, 2005. The other income during the six months ended June
30, 2005 was primarily generated from our liability assumption program in
Buffalo, New York. This income primarily represents the amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability which is initially deferred in the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage of completion method.
As described above, effective from the third quarter of 2005, we reclassified the deferred income generated from our liability assumption programs from other income to technical service revenues. Accordingly, included in technical service revenues for the six months ended June 30, 2006 is $2.2 million of income generated from our liability assumption programs as compared to $1.2 million recorded in other income for the six months ended June 30, 2005.

      Direct technical services costs. Direct technical services costs were
$10.2 million for the six months ended June 30, 2006, a decrease of $0.6 million, compared to $10.9 million for the six months ended June 30, 2005.
Direct technical services costs, as a percentage of revenue was 63.2% for the six months ended June 30, 2006 compared to 67.5% for the six months ended June
30, 2005.

      General and administrative expenses. Direct and indirect allocated general and administrative expenses were $6.7 million for the six months ended June 30,
2006, an increase of $1.5 million, or 28.4% compared to $5.2 million for the six months ended June 30, 2005. The increase is attributable to increased personnel costs and higher overhead allocation arising from the development of our infrastructure and Sarbanes-Oxley Section 404 compliance efforts.

      Loss on impairment of goodwill. Loss on impairment of goodwill was $12.6 million for the six months ended June 30, 2006 and related to the Company's determination that the carrying value of its goodwill asset related to the acquisition of ESC exceeded its fair value.

FINANCIAL CONDITION AND LIQUIDITY

      Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Quanta Holdings' assets consist of investments in its subsidiaries through which have historically conducted substantially all of our insurance, reinsurance and technical services operations. As of June 30, 2006, we had subsidiaries in the U.S., Bermuda,
Ireland and the U.K., including Syndicate 4000.

      As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses, the payment of principal and interest on current and future borrowings, dividends on our

preferred shares, taxes, and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiaries. We believe our operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends that these subsidiaries can pay to us. In addition, following the withdrawal of our A.M. Best rating, some of the regulators of our subsidiaries, including the
Bermuda Monetary Authority, the regulator of our most significant subsidiary,
Quanta Bermuda had amended Quanta Bermuda's license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new transactions. There are also significant restrictions regarding our ability to remove the funds deposited to support our underwriting capacity of our Lloyd's syndicate. We are working with applicable regulatory authorities to facilitate our ability, as the business we wrote expires over time, to pay dividends from our insurance operating subsidiaries to the holding company. We anticipate that the paying of dividends to the holding company will require regulatory approval. In addition, because we have regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as "stacked subsidiaries," obtaining approval to dividend funds requires the approval of a number of regulators before the funds actually reach Quanta Holdings. Working with these regulators takes time and we will be required to meet many conditions.

      We are also subject to constraints under the Companies Act 1981 of Bermuda
("Companies Act") that affect our ability to pay dividends on our shares. We may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts. While we currently meet these requirements, there can be no assurance that we will continue to do so in the future.

      We estimate that we currently have cash and cash equivalents and investments of approximately $992.7 million, including cash balances of approximately $138.5 million. We estimate that our cash and cash equivalents and investment balances include approximately $258.0 million that is pledged as collateral for letters of credit, approximately $182.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $168.0 million that is held by Lloyd's to support our underwriting activities, $41.8 million held in trust funds that are related to our deposit liabilities and $32.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $310.9 million, including net cash of approximately $54.2 million. Of the $310.9 million, approximately $293.2 million represents net unrestricted investments held by our operating subsidiaries of which approximately $30.8 million is held by Quanta
Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines
Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of
Quanta Bermuda, hold approximately $235.8 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements.

      Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrades. Some of these insurance and reinsurance contracts also require us to post additional security. Further, the downgrade in our rating from "B++" (very good) to "B"
(Fair) has triggered additional termination provisions and required the posting of additional security in certain of our other insurance and reinsurance contracts. We were required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. In addition, many of our insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. Accordingly, we may also elect to post security under these other contracts in order to maintain that business.

      We estimate that we currently have net cash and cash equivalent balances and other investments of approximately $310.9 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries. However, we cannot issue new letters of credit or borrow under our credit agreement if we have incurred a material adverse effect or if a default exists under the agreement.

      The June 2006 A.M. Best rating action discussed above created a default under our credit facility. As of June 30, 2006, we had approximately $211.5 million of fully secured letters of credit issued under our credit facility that are principally used to secure our obligations to pay claims. No borrowings were outstanding as of June 30, 2006. On July 6, 2006, we and certain of our designated subsidiaries entered into a First Amendment and Waiver to Credit
Agreement (the "First Amendment") with a syndicate of lenders and JPMorgan Chase
Bank, N.A., as the Administrative Agent, and the lenders named therein (the
"Lenders"), providing for certain amendments and waivers with respect to our
Credit Agreement dated as of July 13, 2004 and amended and restated as of July
11, 2005 (the "Credit Agreement"). The First Amendment allows us and our designated subsidiaries, from the date of execution until August 11, 2006 (the
"Waiver Period"), to issue new letters of credit and increase the face amount of existing letters of credit up to an aggregate amount of $7,500,000 upon the delivery of additional collateral having a borrowing base value equal to the amount of each such increase or new letter of credit. During the Waiver Period, the Lenders have also waived the requirement that we maintain a credit rating from A.M. Best and any default or event of default arising therefrom. During the
Waiver Period, the First Amendment also prohibits any release of any collateral without the prior written consent of the Lenders. In addition, the First
Amendment reduces the total commitment under the credit facility from
$250,000,000 to $225,000,000 and removes Quanta Specialty Lines Insurance
Company as a designated subsidiary borrower. Quanta Specialty Lines Insurance
Company did not have any outstanding letters of credit under the Credit
Agreement. At the end of the Waiver Period, unless we enter into another waiver or amendment with the Lenders, we will be in default under the Credit Agreement.
As a result of future losses and other events, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer.

      During the continuance of a default under the credit facility, we will be, among other things, be unable to request the issuance of future letters of credit and be prohibited from paying any dividends to our shareholders, including the holders of its series A preferred shares. The Lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the Credit Agreement, which may be accomplished through the substitution or liquidation of collateral. Additionally, the Lenders will also have the right, among other things, to cancel outstanding letters of credit issued under the Credit Agreement, and we will likely continue to be limited in releasing collateral without the Lenders' consent. We will continue to work diligently with the Lenders with respect to the Credit Agreement, the default and its consequences. There can be no assurances that we will be able to obtain an extension of the default before August 11, 2006 or at all.

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

      We have determined that $735.9 million of investment securities, with unrealized losses of approximately $4.9 million were other-than-temporarily impaired as of June 30, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of June 30, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investments securities affected by our decision. However, we may be required to sell securities to satisfy return premium or loss obligations on contracts that are cancelled or commuted. Due to this and to the continuing general uncertainties surrounding our business resulting from our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time to permit unrealized losses to recover. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in additional material impairment charges.

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

      Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $800.0 million as of June 30, 2006 compared to
$699.1 million at December 31, 2005. The market value of our total investment portfolio was $835.8 million, of which $760.9 million related to available-for-sale fixed maturity investments, $39.2 million related to available for sale short-term investments and $35.7 million to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company
LLC, JP Morgan Investment Management Inc. and Deutsche Asset Management.
Custodians of our externally managed investment portfolios are JP Morgan Chase
Bank N.A., Citibank N.A. and Comerica Incorporated.

      Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below
Baa3/BBB-. As of June 30, 2006, all of the fixed maturity investments were investment grade, with a weighted average credit rating of "AA+" based on ratings assigned by S&P. Our cash and cash equivalents totaled $158.0 million as of June 30, 2006 compared to $260.9 million at December 31, 2005. The decrease in our available-for-sale investments and cash and cash equivalents is primarily due to the claims notifications and associated loss payments we have made up to and including June 30, 2006, partially offset by the collection of premiums receivable and losses recoverable during the six months ended June 30, 2006.

      Our insurance and reinsurance premiums receivable balances totaled $106.8 million as of June 30, 2006 compared to $146.8 million at December 31, 2005. The decrease in premiums receivable reflects the collection of outstanding premiums, cancellations of policies, the impact of A.M. Best's downgrades on our ability to write business and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off during the second quarter of 2006, offset in part by net premiums written across the specialty insurance segment during the six months ended June 30, 2006. Included in our premiums receivable are approximately $87.6 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of June 30, 2006, based on our review of the remaining balance of $19.2 million, which represents premiums installments that are currently due, we believe there are no individually significant balances that are delinquent or uncollectible.

      Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $20.4 million and $159.9 million, respectively, as of June 30, 2006 compared to $33.1 million and $224.5 million as of December 31,
2005. The decrease in our deferred acquisition costs and in unearned premiums, net of deferred reinsurance, during the six months ended June 30, 2006 are due to lower premiums written, as a result of the A.M. Best's ratings downgrade and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off.

These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months. However, as a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash.

      Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $416.2 million as June 30, 2006 compared to $343.6 million as of December 31, 2005. The increase in our net loss and loss expense reserves reflects our net losses and loss expenses incurred during the six months ended
June 30, 2006, including $4.2 million related to non-hurricane related marine reinsurance losses, the losses of $3.9 million resulting from tornadoes that impacted our technical risk line of business, and the adverse development of
$3.8 million resulting from the 2005 Hurricanes. The increase was also driven by the number of historical insurance contracts we entered into and the associated net premiums earned, as well as greater reinsurance recoveries relative to our payment of losses during the period. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. The balance of reserves for losses and loss adjustment expenses as of
June 30, 2006 includes our estimate of gross and net unpaid loss expenses, including incurred but not reported losses, totaling $146.2 million and $69.7 million relating to Hurricanes Katrina, Rita and Wilma and $4.5 million and $2.5 million relating to the environmental claim that we incurred during the year ended December 31, 2005. During the six months ended June 30, 2006, other than the tornado and non-hurricane related marine reinsurance losses, we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

      Our estimate of our reserves for losses and loss adjustment expenses as of
June 30, 2006 of $415.2 million is net of reinsurance recoverable of $213.5 million. The increase in our reinsurance recoverable balance reflects our losses and loss expenses recoverable from reinsurers during the six months ended June
30, 2006. The balance as of June 30, 2006 also includes our estimate of unpaid loss expenses recoverable totaling $76.5 million relating to Hurricanes Katrina,
Rita and Wilma and $2.0 million relating to the environmental claim that we incurred during the year ended December 31, 2005. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which the Company is subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate. The average credit rating of the Company's reinsurers as of June 30, 2006 is "A" (excellent) by A.M. Best. As of June 30, 2006, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 25%
due from Everest Reinsurance Ltd., a reinsurer rated "A+" (superior) by A.M.
Best, and approximately 13.8% due from various Lloyd's syndicates, which are rated "A" (excellent) by A.M. Best. Approximately 11.6% is due from Arch
Reinsurance which is rated A- (Excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of June 30, 2006. Approximately 4.5% of the Company's
loss and loss adjustment expenses recoverable from reinsurers are due from reinsurers that are rated below "A-" (excellent). As of June 30, 2006, of our gross reserves for losses and loss adjustment expenses of $629.7 million, $186.8 million related to case reserves for reported losses and loss expenses and
$442.9 million related to reserves for losses and loss expenses incurred but not reported. As of June 30, 2006, of our reserves for losses and loss adjustment expenses, net of reinsurance recoverable of $213.5 million, $112.5 million related to case reserves for reported losses and loss expenses and $303.6 million related to reserves for losses and loss expenses incurred but not reported.

      The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at June 30, 2006 and the reinsurers' financial strength rating from A.M. Best:

                                               LOSSES AND LOSS
                                                  ADJUSTMENT
                                                   EXPENSES           A.M. BEST
                                                 RECOVERABLE            RATING
                                              ------------------      ---------
REINSURER                                      ($ in millions)
---------
Everest Reinsurance Ltd.                      $             53.3          A+
Various Lloyd's syndicates                                  29.4          A
Arch Reinsurance Ltd.                                       24.7          A-
XL Capital Ltd.                                             11.2          A+
Allianz Marine & Aviation Versicherungs AG                  10.7          A-
The Toa Reinsurance Company, Ltd. (Tokyo)                    9.9          A
Glacier Reinsurance AG                                       9.1          A-
Aspen Insurance Ltd.                                         8.2          A
Odyssey America Reinsurance Corporation                      8.0          A
Transatlantic Reinsurance Company                            7.7          A+
Max Re Ltd.                                                  7.6          A-
New Reinsurance Company                                      6.4          A+
Other Reinsurers Rated A- or Better                         17.6          A-
All Other Reinsurers                                         9.7       Various
                                              ------------------
Total                                         $            213.5
                                              ==================

      Our shareholders' equity was $323.9 million as of June 30, 2006 compared to $384.2 million as of December 31, 2005, reflecting a decrease of $60.3 million that was primarily the result of a net loss available to ordinary shareholders of $60.1 million for the six months ended June 30, 2006 and by a net change in unrealized gains on our investment portfolios and currency translation adjustment of $0.8 million, partially offset by a stock-compensation expense credited to additional paid-in capital of $0.5 million and the issuance of common shares of $0.1 million. As of June 30, 2006, we have provided a 100%
cumulative valuation allowance against our deferred tax assets in the amount of
$40.6 million. These deferred tax assets were generated primarily from net operating losses. As a company with limited operating history and following our decision to place most of our lines of business into run-off, the realization of these deferred tax assets is neither assured nor accurately determinable.

      The following table shows our capitalization as of June 30, 2006 and
December 31, 2005 (in thousands):

                                             AS OF JUNE 30,      AS OF DECEMBER 31,
                                                  2006                  2005
                                            ----------------     ------------------

DEBT OUTSTANDING:
Revolving credit facility (1)               $            --      $              --
Junior subordinated debentures                       61,857                 61,857

REDEEMABLE PREFERRED SHARES:
Redeemable preferred shares ($0.01 par
value; 25,000,000 shares authorized;
3,130,525 issued and outstanding at June
30, 2006 and 3,000,000 issued and
outstanding at December 31, 2005)                    74,998                 71,838

SHAREHOLDERS' EQUITY:
Common shares ($0.01 par value;
200,000,000 common shares authorized;
69,981,925 issued and outstanding at
June 30, 2006 and 69,946,861 issued and
outstanding at December 31, 2005)                       700                    699
Additional paid-in capital                          582,543                581,929
Accumulated deficit                                (259,079)              (199,010)
Accumulated other comprehensive income                 (236)                   546
                                            ----------------     ------------------
Total shareholders' equity                  $       323,928      $         384,164
                                            ----------------     ------------------
TOTAL CAPITALIZATION                        $       460,783      $         517,859
                                            ================     ==================
TOTAL DEBT TO TOTAL CAPITAL RATIO (2)                    30%                    26%

      (1) Consisted of a secured letter of credit and revolving credit facility dated July 11, 2005. The total commitment under this facility of $250 million was reduced to $225 million in the three months ended June 30,
          2006. As of June 30, 2006, $211.5 million of letters of credit were outstanding under this facility. No revolving credit borrowings or amounts drawn under the letters of credit were outstanding as of June
          30, 2006.

      (2) The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of
          Total Debt and Total Shareholders' Equity, or Total Capitalization.

      (3) This table does not give effect to warrants and options outstanding for 4,629,690 and 5,945,007 common shares at June 30, 2006 and
          December 31, 2005.

      On January 11, 2006, Quanta Holdings, pursuant to an Underwriting
Agreement dated December 14, 2005 with FBR and BB&T Capital Markets (the
"Underwriters"), sold 130,525 10.25% Series A Preferred Shares following the exercise of the over-allotment option that was granted to them on December 14,
2005. The gross proceeds to the Company were $3.3 million. The series A preferred shares are reflected as redeemable preferred shares on our balance sheet as of June 30, 2006.

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

      As of June 30, 2006, our capital was domiciled in direct and indirect subsidiaries that are subject to the following jurisdictions: approximately $244 million in Bermuda, approximately $108 million in the UK (Lloyd's and the
Financial Services Authority), approximately $86 million in the United States
(mainly in Colorado and in Indiana), and approximately $23 million in the
European Union jurisdiction unrelated to Lloyd's and subject to the jurisdiction of the Irish Financial Services Regulatory Authority. Extraction of this capital is subject to a number of restrictions as described above.

      LIQUIDITY

      OPERATING CASHFLOW; CASH AND CASH EQUIVALENTS

      We generated net operating cash flow of approximately $3.0 million during the six months ended June 30, 2006, primarily related to the decrease in unearned premiums and to our net loss for the period and offset by the decrease in losses and loss expenses and by premiums received. In addition, we generated net proceeds from the issuance of our preferred shares of $3.2 million. During the same period, we invested net cash of $112.3 million in our investment assets. Our cash flows from operations for the six months ended June 30, 2006 provided us with sufficient liquidity to meet operating cash requirements during that period.

      We estimate that we currently have cash and cash equivalents and investments of approximately $992.7 million, including cash balances of approximately $138.5 million. We estimate that our cash and cash equivalents and investment balances include approximately $258.0 million that is pledged as collateral for letters of credit, approximately $182.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $168.0 million that is held by Lloyd's to support our underwriting activities, $41.8 million held in trust funds that are related to our deposit liabilities and $32.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $310.9 million, including net cash of approximately $54.2 million. Of the $310.9 million, approximately $293.2 million represents net unrestricted investments held by our operating subsidiaries of which approximately $30.8 million is held by Quanta
Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines
Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of
Quanta Bermuda, hold approximately $235.8 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We also believe that subject to meeting significant legal, regulatory and compliance requirements, our operating subsidiaries can distribute sufficient funds to Quanta Holdings to enable Quanta
Holdings to pay its currently foreseen liabilities as they become due. We will work, over time, with applicable regulatory authorities to facilitate dividends from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions.

      SOURCES OF CASH

      Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, premiums recoverable, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a much lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties. As a result of our recent ratings downgrade by A.M. Best, the resulting loss of business and business opportunities, our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off and termination of our agreement with the program manager of the HBW program, cash flows associated with the receipt of premiums will continue to decrease substantially in 2006.

      On December 29, 2005, the underwriters exercised their over-allotment option to acquire an additional 130,525 series A preferred shares at the offering price of $25.00 per share. This resulted in gross proceeds of $3.3 million which were received and recorded on January 11, 2006. The proceeds are being used for general corporate purposes.

      On July 11, 2005, Quanta Holdings and certain designated insurance subsidiaries entered into an amended and restated credit agreement, dated July
11, 2005, providing for a secured bank letter of credit facility and a revolving credit facility with a syndicate of lenders in the amount of $250 million. Up to
$25 million may be borrowed under the facility on a revolving basis for general corporate purposes and working capital requirements. To date, we have not made any borrowings under the credit facility. The facility is

secured by specified investments of our subsidiary borrowers. As of June 30,
2006, we have approximately $211.5 million of secured letters of credit issued and outstanding under the facility. The obligations under the credit facility are currently fully secured by investments and cash.

      The A.M. Best rating action discussed above caused a default under our credit facility. On July 6, 2006, we and certain of our designated subsidiaries entered into a First Amendment and Waiver to Credit Agreement (the "First
Amendment") with a syndicate of lenders and JPMorgan Chase Bank, N.A., as the
Administrative Agent, and the lenders named therein (the "Lenders"), providing for certain amendments and waivers with respect to the our Credit Agreement dated as of July 13, 2004 and amended and restated as of July 11, 2005 (the
"Credit Agreement"). The First Amendment allows us and our designated subsidiaries, from the date of execution until August 11, 2006 (the "Waiver
Period"), to issue new letters of credit and increase the face amount of existing letters of credit up to an aggregate amount of $7,500,000 upon the delivery of additional collateral having a borrowing base value equal to the amount of each such increase or new letter of credit. During the Waiver Period, the Lenders have also waived the requirement that we maintain a credit rating from A.M. Best and any default or event of default arising therefrom. During the
Waiver Period, the First Amendment also prohibits any release of any collateral without the prior written consent of the Lenders. In addition, the First
Amendment reduces the total commitment under the credit facility from
$250,000,000 to $225,000,000 and removes Quanta Specialty Lines Insurance
Company as a designated subsidiary borrower. Quanta Specialty Lines Insurance
Company did not have any outstanding letters of credit under the Credit
Agreement. At the end of the Waiver Period, unless we enter into another waiver or amendment with the Lenders, we will be in default under the Credit Agreement.
During the continuance of such default, we will be, among other things, prohibited from paying any dividends to our shareholders, including the holders of our series A preferred shares. The Lenders may also require us to cash collateralize a portion or all of the outstanding letters of credit issued under the Credit Agreement, which may be accomplished through the substitution or liquidation of collateral. Additionally, the Lenders will also have the right, among other things, to cancel outstanding letters of credit issued under the
Credit Agreement, and we will likely continue to be limited in releasing collateral without the Lenders' consent. We will continue to work diligently with the Lenders with respect to the Credit Agreement.

      The Credit Agreement has certain financial covenants, including a leverage ratio (consolidated indebtedness to consolidated total capital) of not greater than 0.35 to 1, a minimum consolidated net worth of at least $304.9 million which shall be increased immediately following the last day of each fiscal quarter by an amount equal to 50% of the net income of the Company and its subsidiaries and maintenance of the Company's insurance ratings. In addition, the Credit Agreement contains certain covenants restricting the activities of
Quanta Holdings and its subsidiaries, such as the incurrence of additional indebtedness, liens and dividends and other payments to Quanta Holdings. The
Company's consolidated net worth as calculated under the credit agreement was approximately $398.7 million as of June 30, 2006. The facility terminates on
July 11, 2008.

      USES OF CASH AND LIQUIDITY

      We estimate that we currently have cash and cash equivalents and investments of approximately $992.7 million, including cash balances of approximately $138.5 million. We estimate that our cash and cash equivalents and investment balances include approximately $258.0 million that is pledged as collateral for letters of credit, approximately $182.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $168.0 million that is held by Lloyd's to support our underwriting activities, $41.8 million held in trust funds that are related to our deposit liabilities and $32.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $310.9 million, including net cash of approximately $54.2 million. Of the $310.9 million, approximately $293.2 million represents net unrestricted investments held by our operating subsidiaries of which approximately $30.8 million is held by Quanta
Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines
Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of
Quanta Bermuda, hold approximately $235.8 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

      Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. We estimate that we currently have net cash and cash equivalent and investment balances of approximately $310.9 million that are available to post as security or place in trust.

      In the near term, our other principal cash requirements are expected to be investments in operating subsidiaries, losses and loss adjustment expenses and other policy holder benefits, brokerage and commissions, expenses to implement our business strategy, including severance payments, other operating expenses, premiums ceded, capital expenditures, the servicing of borrowing arrangements
(including our trust preferred securities), dividend payments on our series A preferred shares, and taxes.

      On August 7, 2006, we received and accepted the resignation of Gary G.
Wang from his position as Chief Risk Officer to be effective as of July 31,
2006. As a result of Mr. Wang's resignation from his position as Chief Risk
Officer, our and Mr. Wang's obligations under the Employment Agreement dated as of July 7, 2003 between us and Mr. Wang were terminated. On August 7, 2006, we entered into a Separation Agreement and General Release (the "Separation and
Release Agreement") with Mr. Wang which provides, among other things, for the payment of 12 months of severance pay to be paid at Mr. Wang's discretion, either in semi-monthly payments of $14,583.33 less applicable federal, state and local taxes, and other deductions, beginning August 1, 2006 and ending July 31,
2007 (the "Severance Period") or in a lump sum payment in the amount of $350,000 less applicable federal, state and local taxes, and other deductions. In addition, the Separation and Release Agreement provides that we will pay for certain medical benefits for Mr. Wang during the Severance Period and will pay
Mr. Wang for any earned but unused vacation as of the termination of employment date. This discussion is a summary description of certain terms and conditions of the Separation and Release Agreement and is qualified in its entirety by the terms and conditions of the Separation and Release Agreement. For complete descriptions of the terms and conditions summarized above, reference must be made to the Separation and Release Agreement which is filed as an exhibit to this quarterly report on Form 10-Q.

      Dividend payments on our series A preferred shares are payable by our holding company, Quanta Holdings. Quanta Holdings is dependent on dividends and other payments from its operating subsidiaries to satisfy these obligations and the obligations under our trust preferred securities. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we may incur substantial costs, including severance payments, in connection with the implementation of any changes based on such decision. This decision also involve significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. During the six months ended June 30, 2006, we have incurred severance charges of $15.9 million. Additionally, in order to retain the services of our chief financial officer, Jonathan J.R. Dodd, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these retention agreements, our cash requirements would include a total payment of approximately $8.9 million to all such employees.

      We paid additional gross and net claims of $28.1 million and $5.2 million during the six months ended June 30, 2006 relating to the environmental claim and the hurricane events of 2005 and 2004. We expect that our cash requirements for the payment of these and other claims will be significant in future periods as we receive and settle claims, including those relating to these specific claims and in particular, claims related to the 2005 hurricanes.

      We incurred capital expenditures of $0.2 million during the six months ended June 30, 2006. As we are analyzing our business lines and our position, and exploring strategic alternatives, we are unable at this time to quantify the amount of future capital expenditures we may incur.

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

      While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained while we run off our business.
Factors that affect capital requirements generally include the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business previously underwritten and the availability of reinsurance protection from adequately rated retrocessionaires on terms that are acceptable to us. These regulatory requirements restrict the amount of capital we are able to distribute to Quanta Holdings and other insurance subsidiaries. For further discussion, see "Adequacy of Regulatory and Rating Capital." Substantially all
of our capital has been distributed among our subsidiaries based on our assessment of the levels of capital that we believed were prudent to support our expected levels of business at the time of capitalization, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities.

      We have determined that $735.9 million of investment securities, with unrealized losses of approximately $4.9 million were other-than-temporarily impaired as of June 30, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of June 30, 2006 and are primarily attributable
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
We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investments securities affected by our decision. However, due to the continuing general uncertainties surrounding our business resulting from A.M. Best's downgrades and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in additional material impairment charges.

      DIVIDENDS AND REDEMPTIONS

      Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends to our common and preferred shareholders. The subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. Furthermore, the terms of our credit agreement prohibit us from repurchasing shares and paying dividends on our common shares without the consent of our lenders. In addition, while any default exists, we will be, among other things, prohibited from paying any dividends to our shareholders, including the holders of its series A preferred shares. As discussed above, the lenders under the credit facility have waived the default under the credit facility until August 11, 2006. We are working diligently with the syndicate of lenders under our credit facility and our clients with respect to the default and its consequences. There can be no assurances that we will be able to obtain an extension of the default waiver before August 11, 2006 or at all.

      We will also work with applicable regulatory authorities to facilitate dividends from our subsidiaries to Quanta Holdings. We anticipate that, in most cases, the paying of dividends to Quanta Holdings will require regulatory approval. Working with these regulators will take time a long period of time and requires the Company to meet many conditions. Future credit agreements or other agreements relating to our indebtedness may also contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances.
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

      For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see "Financial Condition and Liquidity" above. See also note 1 to our December 31, 2005 consolidated financial statements included in our Form
10-K.

COMMITMENTS

      We have contractual obligations relating to our reserves for losses and loss expenses and commitments under the trust preferred securities, preferred shares and non-cancelable operating leases for property and office equipment described above under "Liquidity" as of June 30, 2006 as follows:

                                                                       PAYMENTS DUE BY PERIOD
                                                                          ($ IN THOUSANDS)
                                               --------------------------------------------------------------------
                                                              LESS THAN                      3-5        MORE THAN 5
CONTRACTUAL OBLIGATIONS ($000'S)(2)               TOTAL         1 YEAR      1-3 YEARS       YEARS          YEARS
-----------------------------------------      -----------    ----------    ----------    ----------    -----------

Reserve for losses and loss expenses           $   629,671    $  283,274    $  160,218    $   94,768    $    91,411
Interest on long-term debt obligations(1)          159,492         5,346        10,693        10,693        132,760
Long-term debt obligations                          61,857            --            --            --         61,857
Operating lease obligations                         39,441         5,267         7,455         6,272         20,447
                                               -----------    ----------    ----------    ----------    -----------
Total                                          $   890,461    $  293,887    $  178,366    $  111,733    $   306,475
                                               -----------    ----------    ----------    ----------    -----------

      (1) The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at June 30, 2006 on the facility.

      (2) Dividends on our 10.25% series A preferred shares are based on a dividend of $2.5625 per share. We have not estimated dividends payable on our series A preferred shares as they are perpetual, non-cumulative and have no fixed mandatory redemption date unless a change of control occurs or we are able to redeem the preferred shares. We do not have the right to redeem our series A preferred shares until on or after
          December 15, 2010. Assuming 3,130,525 shares of our series A preferred shares are outstanding during any applicable period, we would be required to pay dividends, on an annual basis, of an aggregate of approximately $8.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

      Other than our trust preferred securities offerings through the Quanta
Capital Statutory Trust I and Quanta Capital Statutory Trust II (together
"Quanta Trust I and II"), as of June 30, 2006, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuer of the trust preferred securities and a variable interest entity, since we are not the primary beneficiary of Quanta Trust I or II. As of June 30, 2006, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of $58.4 million from the sale of the Debentures to Quanta Trust I and II were used for working capital purposes and our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under "Commitments." The
Debentures are redeemable at the Company's option at par beginning March 15,
2010.

ADEQUACY OF REGULATORY CAPITAL

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

      As of June 30, 2006, our capital was domiciled in direct and indirect subsidiaries that are subject to the following jurisdictions: approximately $244 million in Bermuda, approximately $108 million in the UK (Lloyd's and the
Financial Services Authority), approximately $86 million in the United States
(mainly in Colorado and in Indiana), and approximately $23 million in the
European Union unrelated to Lloyd's and subject to the jurisdiction of the Irish
Financial Services Regulatory Authority. Extraction of this capital is subject to a number of restrictions as described above.

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

      As described under "Liquidity" above we entered into a secured bank credit facility with a syndicate of lenders pursuant to which we have issued to our clients the maximum amount, $225 million, in letters of credit as security under the terms of insurance and reinsurance contracts. The availability under this facility to a subsidiary borrower is based on the amount of eligible investments pledged by that borrower, the absence of a default and no material adverse change provisions. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. We currently have approximately $215.2 million of secured letters of credit issued and outstanding under the facility. If we are not able to obtain an extension of the default waiver under the credit facility before
August 11, 2006 then we will not be able to request further letters of credit under this facility. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedent companies under our existing retrocessional and reinsurance contracts that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating. We cannot assure you that we will be able to maintain our existing bank credit facility, obtain further waivers of existing defaults under the facility or obtain a replacement credit facility at terms acceptable to us. Our inability to maintain or enter into adequate credit facilities would have a material adverse effect on our results of operations.

      As of June 30, 2006, we have approximately $244.5 million that is pledged as collateral for letters of credit, approximately $174.3 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $168.3 million that is held by Lloyd's to support our underwriting activities, $40.4 million held in trust funds that are related to our deposit liabilities and $31.2 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

      Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. We currently have net cash and cash equivalent balances of approximately $310.9 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

RATINGS

      Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and were important to our ability to market and sell our products prior to the second quarter of 2006. Rating organizations continually review the financial positions of insurers. S&P maintains a letter scale rating system ranging from "AAA"
(extremely strong) to "R" (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from "A++" (superior) to "F" (in liquidation). The objective of S&P and A.M. Best's ratings systems is to provide an opinion of an insurer's or reinsurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect our ability to pay policyholder claims and are not applicable to our securities, nor are they a recommendation to buy, sell or hold our shares. These ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of, S&P and A.M. Best.

      In September 2003, when we commenced substantive operations, A.M. Best assigned an "A-" (excellent) financial strength rating assigned to Quanta
Bermuda and its subsidiaries and Quanta Europe. As a result of the expected losses from the 2005 hurricanes, on October 5, 2005, A.M. Best placed the "A-"
(excellent) financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, under review with negative implications. In response, during the fourth quarter of 2005, we worked closely with A.M. Best on a plan designed to maintain our "A-" rating, which included the retrocession of substantially all the in-force business, as of October 1, 2005, in our technical risk property and property reinsurance lines of business (other than our program business) by a portfolio transfer to a third-party reinsurer in the Property
Transaction, the commutation of two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us and the completion of the offerings of our common shares and series A preferred shares in the fourth quarter of 2005. On December 21, 2005, A.M. Best affirmed the financial strength rating of "A-" (excellent) of Quanta Bermuda and its subsidiaries, and ascribed a negative outlook to the rating. On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, to "B++" (very good), under review with negative implications. The A.M. Best "A" (excellent) rated Lloyd's market, including our
Lloyd's syndicate, was not subject to the rating downgrade. On June 7, 2006,
A.M. Best downgraded our financial strength rating from "B++" (very good) to "B"
(fair). Following the rating actions, A.M. Best has, at our request, withdrawn the financial strength ratings of Quanta Bermuda and its operating subsidiaries, excluding our syndicate in the "A" rated Lloyd's market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our management makes certain judgments, estimates and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in our condensed consolidated financial statements. If management uses different assumptions and estimates than it currently does, it could produce materially different estimates of the reported amounts. For a detailed discussion of our critical accounting policies, judgments, estimates and assumptions management uses please refer to the Form 10-K. There have been no significant changes in the application of our critical accounting policies and estimates subsequent to December 31, 2005 other than as described below.

      ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company has a long-term stock-based employee incentive plan (the
"Incentive Plan"), which is described more fully in Note 8. Prior to January 1,
2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to
Employees ("APB 25") and related Interpretations, as permitted by FASB Statement
No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the
Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R),
Share-Based Payment ("SFAS 123(R)"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS
123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

      As a result of adopting SFAS 123(R) on January 1, 2006, the Company's loss before income taxes and net loss for the three and six months ended June 30,
2006, are $0.2 million and $0.5 million greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 would have been $(0.61)
and $(0.85), if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $(0.61) and $(0.86).

      As of June 30, 2006, there was $1.7 million of total unrecognized compensation cost related to non vested share-based compensation arrangements related to stock options and performance share units granted under the Incentive
Plan. This cost is expected to be recognized over a weighted-average period of
1.25 years.

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

      Our non-U.S. subsidiaries maintain both assets and liabilities in their functional currencies, principally Euro and sterling. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Exchange rate fluctuations in Euro and sterling functional currencies against our U.S. dollar reporting currency are reported as a separate component of other comprehensive (loss) income in shareholders' equity. Foreign exchange risk associated with non-US dollar functional currencies of our foreign subsidiaries is reviewed as part of our risk management process and we employ foreign currency risk management strategies, as described above, to manage our exposure. Exchange rate fluctuations against non-

U.S. dollar functional currencies may materially impact our consolidated statement of operations and financial position.

      Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of June
30, 2006, our investment portfolio included zero securities that were denominated in foreign currencies. At June 30, 2006, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was zero.

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

      Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of June 30, 2006, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our total investments of $835.8 million would have been an estimated decrease in market value of approximately $23.6 million, or 2.8%, and the impact of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $23.6 million, or 2.8%.

      As of June 30, 2006, our investment portfolio included AAA rated mortgage-backed securities with a market value of $216.2 million, or 25.9%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

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
government and agency securities. As of June 30, 2006, the average credit quality of our investment portfolio was AA+, and 99.9% of fixed income securities held were investment grade.

      We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of June 30, 2006, our loss and loss adjustment expenses recoverable from reinsurers balance was $213.5 million. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our

reinsurers, regularly review our reinsurers' financial strength ratings and obtain letters of credit to collateralize balances due.

      We are also exposed to credit risk relating to our premiums receivable balance. As of June 30, 2006, our premiums receivable balance was $106.8 million. Included in our premiums receivable are approximately $87.6 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of June 30, 2006, based on our review of the remaining balance of $19.2 million, which represents premiums installments that are currently due, we believe there are no individually significant balances that are delinquent or uncollectible. As a result of poential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable balance in cash. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      In connection with the preparation of this quarterly report, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Interim Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e)
of the Exchange Act) as of June 30, 2006.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our evaluation identified material weaknesses in our internal control over financial reporting as discussed in "Management's Report on Internal Control Over Financial Reporting"
contained in our Form 10-K all of which remain unremediated at the end of the period covered by this report. These deficiencies in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures.

      Because of the material weaknesses discussed in our Form 10-K, our Interim
Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of June 30, 2006, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      Notwithstanding these material weaknesses discussed in our Form 10-K, management believes the financial statements contained in this quarterly report are fairly presented in all material respects, in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

      Information regarding risk factors appears in "Management's Discussion and
Analysis of Financial Condition and Results of Operations Safe Harbor
Disclosure," in Part I Item 2 of this Form 10-Q and in Part I Item 1A, "Risk
Factors", of our Form 10-K. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our
Form10-K, as updated in our prior quarterly reports on Form 10-Q, and should also be read in conjunction with the information disclosed elsewhere in this report on Form 10-Q.

      OUR HOLDING COMPANY STRUCTURE AND REGULATORY AND OTHER CONSTRAINTS,
INCLUDING OUR CREDIT FACILITY, AFFECT OUR ABILITY TO PAY DIVIDENDS ON OUR
SHARES, MAKE PAYMENTS ON OUR INDEBTEDNESS AND OTHER LIABILITIES AND OUR ABILITY
TO REDEEM OUR SERIES A PREFERRED SHARES.

      Quanta Holdings is a holding company. As a result, we do not, and will not, have any significant operations or assets other than our ownership of our subsidiaries. Dividends and other permitted distributions from our operating subsidiaries will be our sole source of funds to pay dividends, if any, to shareholders of our common and series A preferred shares, redeem or repurchase any or all of our series A preferred shares and to meet ongoing cash requirements, including debt service payments and other expenses. Additionally, as we run-off and wind-up our businesses we will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries and dividend it to our holding company where it can be available to our shareholders. Because we are a holding company, our ability to pay dividends on our common and series A preferred shares and to redeem or repurchase any or all of our series A preferred shares for cash is limited by restrictions on our ability to obtain funds through dividends from our subsidiaries.

      The ability of our operating subsidiaries to make payments to Quanta
Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the submission and approval of a withdrawal plan or similar arrangements by regulators, the maintenance by some of our subsidiaries of minimum solvency requirements and the limitation of the amount of dividends that these subsidiaries can pay to us. In addition, following the withdrawal of our A.M.
Best rating, the BMA, the regulator of one or our principal insurance subsidiaries, Quanta Bermuda, amended Quanta Bermuda's license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the prior approval of the BMA and to prohibit it from entering into certain transactions. There are also significant restrictions regarding our ability to remove the funds deposited to support our underwriting capacity of our Lloyd's syndicate. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations and on our ability to pay dividends, redeem or repurchase our series A preferred shares and make payments on our indebtedness. We will work, over time, with applicable regulatory authorities to facilitate dividends from our insurance subsidiaries to Quanta Holdings. We anticipate that the paying of dividends to the holding company will require regulatory approval. Working with these regulators takes time and will require us to meet many conditions, especially given that most of our business is in run off.

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

      The A.M. Best rating action caused a default to occur under our current letter of credit and revolving

credit facility. While we have obtained a limited waiver of this default until
August 11, 2006, if we are unable to obtain an extension of this waiver under our credit facility and consent by the lenders for the payment of dividends, the facility would prohibit us from paying dividends on our series A preferred shares. We can make no assurances that we will be able to obtain an extension of the default waiver before August 11, 2006 or at all. Additionally, the credit facility prohibits the payment of cash dividends on our common shares without the consent of the lenders. Our default or deferral of payment of the amounts owed in respect of our trust preferred securities would also restrict our ability to pay dividends on our common and preferred securities. Future credit agreements or other agreements relating to our indebtedness may also contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances.

      OUR BOARD OF DIRECTORS HAS DETERMINED TO CEASE UNDERWRITING OR SEEKING NEW
      BUSINESS AND TO PLACE MOST OF OUR REMAINING SPECIALTY INSURANCE AND
      REINSURANCE LINES INTO ORDERLY RUN-OFF. UNFAVORABLE CLAIMS EXPERIENCE
      RELATED TO THE RUN OFF OF ANY OR ALL OF OUR LINES OF BUSINESS MAY OCCUR
      AND COULD RESULT IN LOSSES AND POSSIBLY LIQUIDATION.

      On May 25, 2006, we announced that following the evaluation of strategic alternatives, and in consultation with our financial advisors, our Board of
Directors had decided to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off. We intend to eventually wind up the insurance and reinsurance business that we have placed into run-off over some period of time, which is not currently determinable. Unfavorable claims experience related to the run off of any or all of our lines of business may occur and could result in losses. For example, we continue to carry policies that expose us to hurricane losses through the first half of 2007. Further, we may incur losses attributable to our inability to recover amounts from retrocessionaires or ceding companies either due to disputes with the retrocessionaires or ceding companies or their financial condition. If our reserves for amounts that are not recoverable from retrocessionaires or ceding companies, as well as reserves for losses associated with the underlying reinsurance exposures are insufficient, it could result in losses.

      There are various options available to bring our business to a conclusion while in run off. The particular options available to each operating subsidiary depend on its domiciliary regulations. In the absence of a redomestication, each of the local regulators will retain jurisdiction of their regulated operating subsidiary. In Bermuda, the options include pursuing an arrangement with policyholders in which we or an independent third-party estimate and pay out all existing and contingent liabilities in accordance with the arrangement under a procedure which is approved by a statutory majority of policyholders.
Thereafter, we could be liquidated. Under Bermuda law this is referred to as a solvent scheme of arrangement and is, in effect, a global commutation of our business. It will take time to pursue any such arrangements.

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

      Additionally, in a winding up or liquidation, we will be required to reduce our cash balance to support our continued operations and the amount of any liquidation proceeds available for distribution to our shareholders would thereby be reduced. Accordingly, the amount and timing of distributions, if any, to shareholders in a liquidation cannot be determined because they would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions, the cost of operating our company during the dissolution, the time and amount required to resolve outstanding obligations and contingent liabilities, general economic conditions and the amount of any reserves for future contingencies. The amount of distributions to our stockholders is subject to a number of uncertainties, many of which are beyond our control, including:

      o     increases in the amount of our liabilities and obligations, institution of litigation against our company or increases in estimated costs and expenses of our operations until any dissolution is completed; and

      o     delays in the dissolution that could result in additional expenses and result in reductions of distributions to our shareholders.

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
Additionally, our series A preferred shares require us to redeem our series A preferred shares after the occurrence of certain change of control events, which may have the effect of discouraging or preventing a change of control of us. The holders of our series A preferred shares will also have voting rights to elect two directors to our board of directors if dividends on our series A preferred shares have not been declared by the board of directors and paid for an aggregate of six full dividend periods (whether or not consecutive). We did not pay the dividends on the series A preferred shares for the second quarter of
2006. We cannot assure you that we will pay a dividend on the series A preferred shares for the third quarter of 2006 or for future periods.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to a vote of security holders during the Company's annual general shareholders meeting held on June 7, 2006.

  1.  The nominees for directors were elected based upon the following votes:

      -------------------------------------------------------------------------
      NOMINEE                          FOR                  AGAINST
      -------------------------------------------------------------------------
      James J. Ritchie              59,596,663              345,035
      -------------------------------------------------------------------------
      Michael J. Murphy             59,454,294              487,404
      -------------------------------------------------------------------------
      Roland C. Baker               59,494,263              347,435
      -------------------------------------------------------------------------
      Robert Lippincott III         59,455,064              486,634
      -------------------------------------------------------------------------
      Nigel W. Morris               59,595,663              346,035
      -------------------------------------------------------------------------
      W. Russell Ramsey             59,025,834              915,864
      -------------------------------------------------------------------------
      Robert B. Shapiro             59,592,163              349,535
      -------------------------------------------------------------------------

  2.  The reallocation of $656.9 million from the Company's share premium account for Bermuda company law purposes to the Company's contributed surplus account received the following votes:

      48,034,017 votes for approval
      320,066 votes against approval
      7,170 abstentions
      11,580,445 broker non-votes

  3.  The ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2006 received the following votes:

      58,661,473 votes for ratification
      299,632 votes against ratification
      980,593 abstentions

 ITEM 6.    EXHIBITS

  10.1*     Separation Agreement and General Release, effective July 25, 2006, by and between Quanta Capital Holdings Ltd. and Michael J. Murphy.

  10.2      First Amendment and Waiver to Credit Agreement, dated as of June 27,
            2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form
            8-K dated July 6, 2006).

  10.3*     Separation Agreement and General Release, dated August 7, 2006, by and between Quanta U.S. Holdings, Inc. and Gary G. Wang.

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

                                              QUANTA CAPITAL HOLDINGS LTD.

      Date:  August 9, 2006                    /s/ Robert Lippincott III
                                        ----------------------------------------
                                                 Robert Lippincott III
                                          (On behalf of the registrant and as
                                              Principal Executive Officer)

      Date:  August 9, 2006                      /s/ Jonathan J.R. Dodd
                                        ----------------------------------------
                                                   Jonathan J.R. Dodd
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------

  10.1*     Separation Agreement and General Release, effective July 25, 2006, by and between Quanta Capital Holdings Ltd. and Michael J. Murphy.

  10.2      First Amendment and Waiver to Credit Agreement, dated as of June 27,
            2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto (incorporated by reference from Exhibit 1.1 to the Company's Current Report on Form
            8-K dated July 6, 2006).

  10.3*     Separation Agreement and General Release, dated August 7, 2006, by and between Quanta U.S. Holdings, Inc. and Gary G. Wang.

  31.1*     Certification of the Principal Executive Officer required by Rule
            13a-14(a) or Rule 15d- 14(a) pursuant to Section 302 of the
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

--------------------------
*   Filed herewith.

