Form 10-Q
period 2006-09-30
QUANTA CAPITAL HOLDINGS LTD
filed 2006-11-09
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006 there were 70,008,185 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Investments at fair value (amortized cost: September 30, 2006, $818,590; December 31, 2005, $736,425)
Available for sale investments	$789,870	$699,121
Trading investments related to deposit liabilities	37,376	38,316
Total investments at fair value	827,246	737,437
Cash and cash equivalents	46,167	178,135
Restricted cash and cash equivalents	104,268	82,843
Accrued investment income	5,378	5,404
Premiums receivable	39,077	115,055
Funds withheld by cedants	21,014	24,279
Losses and loss adjustment expenses recoverable	218,999	190,353
Other accounts receivable	—	9,495
Net receivable for investments sold	—	3,047
Deferred acquisition costs, net	13,232	33,117
Deferred reinsurance premiums	54,081	112,096
Property and equipment, net of accumulated depreciation of $5,806 (December 31, 2005: $4,874)	2,769	5,034
Goodwill and other intangible assets	8,900	24,877
Other assets	45,112	30,919
Total assets	$1,386,243	$1,552,091
Liabilities
Reserve for losses and loss expenses	$618,660	$533,983
Unearned premiums	159,622	336,550
Environmental liabilities assumed	3,501	5,911
Reinsurance balances payable	44,593	57,499
Accounts payable and accrued expenses	41,816	39,051
Net payable for investments purchased	3,606	—
Deposit liabilities	38,241	51,509
Deferred income and other liabilities	3,933	9,729
Junior subordinated debentures	61,857	61,857
Total liabilities	$975,829	$1,096,089
Mandatorily redeemable Preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at September 30, 2006 and 3,000,000 issued and outstanding at December 31, 2005)	$74,998	$71,838
Commitments and contingencies (Note 8)
Shareholders' equity
Common shares ($0.01 par value; 200,000,000 shares authorized; 69,981,925 issued and outstanding at September 30, 2006 and 69,946,861 issued and outstanding at December 31, 2005)	700	699
Additional paid-in capital	582,416	581,929
Accumulated deficit	(256,004)	(199,010)
Accumulated other comprehensive income	8,304	546
Total shareholders' equity	$335,416	$384,164
Total liabilities, redeemable Preferred shares and shareholders' equity	$1,386,243	$1,552,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Gross premiums written	$(6,693)	$171,542	$141,075	$512,816
Net premiums written	$(5,417)	$115,965	$67,442	$386,206
Change in net unearned premiums	54,619	(15,419)	121,733	(89,166)
Net premiums earned	49,202	100,546	189,175	297,040
Technical services revenues	752	8,623	2,947	9,793
Net investment income	12,821	6,991	35,350	18,403
Net realized gains (losses) on investments	906	(1,168)	(14,142)	(789)
Net foreign exchange losses	(257)	(311)	(1,951)	(336)
Other income	1,174	1,893	2,692	5,456
Total revenues	64,598	116,574	214,071	329,567
Expenses
Net losses and loss expenses	30,153	121,132	134,178	241,234
Acquisition expenses	8,415	22,998	32,608	62,718
General and administrative expenses	20,578	30,675	84,048	74,146
Interest expense	1,430	1,200	4,036	2,971
Depreciation of fixed assets and amortization of intangible assets	715	839	1,983	2,159
Total expenses	61,291	176,844	256,853	383,228
Income (loss) from continuing operations before income taxes	3,307	(60,270)	(42,782)	(53,661)
Income tax expense	—	28	47	470
Net income (loss) from continuing operations	3,307	(60,298)	(42,829)	(54,131)
Dividends on Preferred shares	—	—	(1,916)	—
Net income (loss) from continuing operations available to ordinary shareholders	3,307	(60,298)	(44,745)	(54,131)
Discontinued operations:
(Loss) income from operations of discontinued operations	(936)	1,214	(12,953)	2,933
Income on disposal of discontinued operations	704	—	704	—
Net (loss) income from discontinued operations	(232)	1,214	(12,249)	2,933
Net income (loss) available to ordinary shareholders	$3,075	$(59,084)	$(56,994)	$(51,198)
Weighted average common share and common share equivalents –
basic	69,981,925	56,810,020	69,970,237	56,804,119
diluted	69,984,614	56,810,020	69,970,237	56,804,119
Basic income (loss) from continuing operations per share	$0.04	$(1.06)	$(0.64)	$(0.95)
Basic (loss) income from discontinued operations per share	$(0.01)	$0.02	$(0.18)	$0.05
Basic income from disposal of discontinued operations per share	$0.01	$—	$0.01	$—
Basic income (loss) per share	$0.04	$(1.04)	$(0.81)	$(0.90)
Diluted income (loss) from continuing operations per share	$0.04	$(1.06)	$(0.64)	$(0.95)
Diluted (loss) income from discontinued operations per share	$(0.01)	$0.02	$(0.18)	$0.05
Diluted income from disposal of discontinued operations per share	$0.01	$—	$0.01	$—
Diluted income (loss) per share	$0.04	$(1.04)	$(0.81)	$(0.90)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss) available to ordinary shareholders	$3,075	$(59,084)	$(56,994)	$(51,198)
Other comprehensive income (loss)
Net unrealized investment gains (losses) arising during the period, net of income taxes of $0	9,606	(7,222)	(5,785)	(8,557)
Foreign currency translation adjustments, net of income taxes of $0	(160)	94	(599)	185
Reclassification of net realized (gains) losses on investments included in net income (loss), net of income taxes of $0	(906)	1,168	14,142	789
Other comprehensive income (loss)	8,540	(5,960)	7,758	(7,583)
Comprehensive income (loss)	$11,615	$(65,044)	$(49,236)	$(58,781)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Share capital – Preferred shares of par value $0.01 each	$—	$—
Share capital – common shares of par value $0.01 each
Balance at beginning of period	699	568
Issued during period	1	—
Balance at end of period	700	568
Additional paid-in capital
Balance at beginning of period	581,929	523,771
Common shares issued during period	81	72
Non-cash stock compensation expense	406	—
Balance at end of period	582,416	523,843
Accumulated deficit
Balance at beginning of period	(199,010)	(93,058)
Net loss from continuing operations available to ordinary shareholders	(42,829)	(54,131)
Net (loss) income from discontinued operations	(12,249)	2,933
Dividends on Preferred shares	(1,916)	—
Balance at end of period	(256,004)	(144,256)
Accumulated other comprehensive income (loss)
Balance at beginning of period	546	(372)
Net change in unrealized gains (losses) on investments, net of income taxes	8,357	(7,768)
Foreign currency translation adjustments	(599)	185
Balance at end of period	8,304	(7,955)
Total shareholders' equity	$335,416	$372,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Cash flows from operating activities
Net loss	$(42,829)	$(54,131)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities
Depreciation of property and equipment	1,811	2,159
Amortization of intangible assets	172	—
Amortization of net discounts on investments	(5,843)	901
Net realized losses on investments	13,438	789
Profit on disposal of fixed assets	(47)	—
Net change in fair value of derivative instruments	696	496
Non-cash stock compensation expense	488	72
Changes in assets and liabilities:
Restricted cash and cash equivalents	(21,425)	(3,123)
Accrued investment income	26	(408)
Premiums receivable	83,481	(13,686)
Funds withheld by cedants	3,265	(11,649)
Losses and loss adjustment expenses recoverable	(28,646)	(139,315)
Deferred acquisition costs, net	19,885	(8,105)
Deferred reinsurance premiums	58,015	(34,851)
Other accounts receivable	—	574
Other assets	(30,043)	(652)
Reserve for losses and loss adjustment expenses	84,677	310,200
Unearned premiums	(176,928)	123,046
Environmental liabilities assumed	(2,410)	5,664
Reinsurance balances payable	(12,906)	9,373
Accounts payable and accrued expenses	13,248	8,539
Deposit liabilities	(13,268)	(112)
Deferred income and other liabilities	(5,703)	9,199
Net cash (used in) provided by continuing operating activities	(60,846)	204,980
Cash flows from discontinued operations
Net (loss) income from discontinued operations	(12,249)	2,933
Adjustments to reconcile net (loss) income from discontinued operations to net cash provided by discontinued operations
Depreciation of property and equipment	131	165
Amortization of intangible assets	516	555
Impairment of goodwill	12,561	—
Income on disposal of discontinued operations	(704)	—
Changes in assets and liabilities of discontinued operations	6,804	(2,519)
Purchase of property and equipment	(70)	(188)
Net cash provided by discontined operations	6,989	946
Net cash (used in) provided by operating activities	(53,857)	205,926
Cash flows used in investing activities
Proceeds from sale of fixed maturities and short-term investments	2,335,047	1,023,526
Purchases of fixed maturities and short-term investments	(2,418,736)	(1,179,661)
Contingent consideration paid on acquisition of subsidiary	(5,000)	—
Proceeds from disposal of discontinued operations, net of costs and net of cash disposed of	9,317	—
Proceeds from sale of property and equipment	232	—
Purchases of property and equipment	(215)	(2,926)
Net cash used in investing activities	(79,355)	(159,061)
Cash flows provided by financing activities
Proceeds from issuance of Preferred shares, net of offering costs	3,160	—
Dividends on Preferred shares	(1,916)	—
Proceeds from junior subordinated debentures, net of issuance costs	—	19,591
Net cash provided by financing activities	1,244	19,591
(Decrease) increase in cash and cash equivalents	(131,968)	66,456
Cash and cash equivalents at beginning of period	178,135	32,775
Cash and cash equivalents at end of period	$46,167	$99,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. (‘‘Quanta Holdings’’), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the ‘‘Company,’’ were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings operates its Lloyd's syndicate in London and is actively running off its remaining business lines. The Company maintains offices in Bermuda, the United Kingdom, Ireland and the United States.

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

On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Reinsurance Ltd. (‘‘Quanta Bermuda’’) and its subsidiaries and Quanta Europe Ltd. (‘‘Quanta Europe’’), to ‘‘B++’’ (very good), under review with negative implications. The A.M. Best ‘‘A’’ (excellent) rated Lloyd's market, including the Company's Lloyd's syndicate, was not subject to the rating downgrade. The downgrade and qualification of the Company's rating with negative implications significantly adversely affected the Company's business, its opportunities to write new and renewal business and its ability to retain key employees.

On May 25, 2006, Quanta Holdings announced that in consultation with its financial advisors, the Board had decided to cease underwriting or seeking new business and to place most of its remaining specialty insurance and reinsurance lines into orderly run-off. That decision included the run-off of all of Quanta's remaining U.S. specialty lines, as well as its Bermuda reinsurance operations, and its Quanta Europe subsidiary. The remaining U.S. specialty insurance lines placed into run-off consisted of the program business including the HBW program (defined below), professional liability, environmental, fidelity and crime, and structured products. The decision follows previous exits from property, casualty and marine and aviation reinsurance, technical risk property insurance, surety, trade credit and political risk insurance. The Company intends to wind up the insurance and reinsurance business that it has placed into run-off over some period of time, which is not currently determinable.

On June 7, 2006, Quanta Holdings reported that A.M. Best had downgraded the Company's financial strength rating, from ‘‘B++’’ (very good) to ‘‘B’’ (fair). Following the rating actions, A.M. Best has, at the request of the Company, withdrawn the financial strength ratings of Quanta Holdingsand its operating subsidiaries, excluding its syndicate in the ‘‘A’’ rated Lloyd's market.

The A.M. Best rating action caused a default under the Company's credit facility, which we now refer to as the old credit facility. The lenders subsequently waived the default under the old credit facility until October 27, 2006 and on that date the Company entered into a new credit facility and extended the old credit factility so that it may transition all of the outstanding letters of credit, which secure the Company’s claims’ paying obligations, from the old credit facility to the new credit facility. The new credit facility and the changes to the old credit facility are described in Note 11 below.

Following the A.M. Best rating action and the decision to run-off a substantial portion of its business, and with effect on June 1, 2006, the Bermuda Monetary Authority (the ‘‘BMA’’) amended the license of Quanta Re to require the approval of the BMA prior to making dividend payments and entering into large transactions.

On June 8, 2006, Quanta Holdings announced that it had signed non-binding Heads of Agreement with Chaucer Holdings PLC (‘‘Chaucer’’), the specialist Lloyd's insurer, and the senior

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

underwriting team of Syndicate 4000 under which a new managing agency, Pembroke Managing Agency Limited (‘‘Pembroke’’), would be created so that the business of Syndicate 4000 could continue. On October 25, 2006, the Company entered into definitive agreements for the creation of Pembroke. Pembroke, which is expected to provide technical and administrative support and oversight to Syndicate 4000, is a joint venture among Quanta Holdings, Chaucer and the Syndicate 4000 underwriting team. Quanta Holdings believes that Pembroke will enable Syndicate 4000 to maintain and grow a long-term underwriting presence within Lloyd's without requiring direct technical or administrative support from Quanta Holdings. The Company believes that this arrangement will preserve its capital invested in Lloyd's and provide for the ability of an orderly withdrawal of this capital over time through diversification by attracting capital from third parties to replace, or add to, the existing capital. The Company also believes that this transaction enables the Syndicate to utilize the significant market capabilities of Chaucer and promote the long-term alignment of incentives with the underwriting management team. Under the terms of the agreements, Quanta Holdings’ capital remains committed to Syndicate 4000 for underwriting years 2007 through 2009. Additionally, Chaucer and Quanta Holdings plan to work together closely to continue to diversify the provision of capital to the Syndicate to support its presence and profitable growth in the Lloyd's market. Chaucer has agreed to provide the capital to support 10 percent of the Syndicate's underwriting in 2007 and to support underwriting in 2008 and 2009.

On September 14, 2006, Quanta Holdings announced that following the review of a number of strategic alternatives, it will pursue an orderly, self-managed run-off of its remaining insurance and reinsurance operations which, in the Board of Directors’ view, is the best means of preserving value for shareholders.

On September 18, 2006, Quanta Holdings announced that it completed the sale of Environmental Strategies Consulting LLC (‘‘ESC’’) to WSP Environmental Holdings, Inc. (‘‘WSP’’) on September 15, 2006. The sale resulted in proceeds of $11.5 million, after certain post-closing adjustments, in cash plus forgiveness of intercompany debt of approximately $1.0 million. As further described in Note 4 below, the results of operations of ESC are reported as a discontinued operation. Consequently, prior period Statements of Operations and Statements of Cash Flows have been reclassified to reflect ESC as a discontinued operation.

Due to the Company's decision to place most of its specialty insurance and reinsurance lines into orderly run-off, the Company has concluded that it may no longer be able to hold its securities for a sufficient period of time to allow recovery. Accordingly, during the three and nine months ended September 30, 2006, the Company has recorded $0.1 million and $11.1 million in other than temporary impairment losses. The realization of these losses represents the maximum amount of potential losses in the Company's investment securities if it sold all of these securities at the time the impairments were recorded and is primarily attributable to changes in interest rates and not changes in credit quality. As a result of this decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on the Company's shareholders' equity, the market value of the Company's investments, the Company's cash flows or the Company's liquidity. It is possible that the impairment factors evaluated by the Company and fair values will change in subsequent periods, resulting in additional material impairment charges.

In addition, during the nine months ended September 30, 2006, the Company has incurred severance costs of approximately $14.8 million as a result of employee reductions following the Company's decision to place most of its specialty insurance and reinsurance lines into orderly run-off.

Certain of the Company's insurance and many of its reinsurance contracts contain termination rights triggered by the A.M. Best rating downgrades. Additionally, many of the Company's other insurance contracts and certain of its reinsurance contracts provide for cancellation at the option of the policyholder regardless of the Company's financial strength rating. This cancellation right is also

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

included in those contracts that are part of the Company's HBW program which is the Company's residential builders' and contractors' program that provides general liability, builders' risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. As of September 30, 2006, the Company had received notice of cancellation of approximately $74.6 million of gross premiums written.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the unaudited condensed consolidated financial statements reflect management's best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the unaudited condensed consolidated financial statements. The Company's principal estimates and assumptions relate to the development and determination of the following:

•	reserves for losses and loss adjustment expenses;

•	certain estimated premiums written, unearned premiums and receivables;

•	reinsurance balances recoverable;

•	the valuation of goodwill and intangible assets;

•	environmental liabilities assumed;

•	investment valuations;

•	annual incentive plan provisions; and

•	deferred income taxes and liabilities

•	severance cost provisions.

2.	Significant accounting policies

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Accounting for stock-based compensation

The Company has a long-term stock-based employee incentive plan (the ‘‘Incentive Plan’’), which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net income (loss) for the three and nine months ended September 30, 2006, are $(0.1) million lower than and $0.4 million greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted gain (loss) per share for the three and nine months ended September 30, 2006 would have been $0.04 and $(0.81), if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.04 and $(0.81).

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

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Stock compensation expense
As reported	$(127)	$—	$406	$—
Additional stock-based employee compensation expense determined under fair value based method	—	(642)	—	(2,283)
Pro forma	$(127)	$(642)	$406	$(2,283)
Net income (loss)
As reported	$3,075	$(59,084)	$(56,994)	$(51,198)
Additional stock-based employee compensation expense determined under fair value based method	—	(642)	—	(2,283)
Pro forma	$3,075	$(59,726)	$(56,994)	$(53,481)
Basic income (loss) per share
As reported	$0.04	$(1.04)	$(0.81)	$(0.90)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Pro forma	$0.04	$(1.05)	$(0.81)	$(0.94)
Diluted income (loss) per share
As reported	$0.04	$(1.04)	$(0.81)	$(0.90)
Pro forma	$0.04	$(1.05)	$(0.81)	$(0.94)

3.	Recent accounting pronouncements

In November 2005, the Financial Accounting Standards Board's (‘‘FASB’’) issued FSP FAS 115-1 and FAS 124-1, ‘‘The meaning of other than temporary impairment and its Application to Certain Investments’’ (‘‘FSP FAS 115-1’’), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss by reference to various existing accounting literature. FSP FAS 115-1 replaces the guidance set forth in paragraphs 10-18 of Emerging Issues Task Force (‘‘EITF’’) 03-1 ‘‘The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’, with references to existing other-than-temporary impairment guidance. It also supersedes EITF D-44 ‘‘Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value’’ and clarifies that an impairment should be recognized as a loss at a date no later than the date the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The new guidance was effective for other than temporary impairment analysis conducted from January 1, 2006. The adoption of FSP FAS 115-1 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows as the impairments recognized for the three and nine months ended September 30, 2006 were not impacted by the adoption of this guidance.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective January 1, 2007 and the cumulative effect of adoption, if any, will result in an adjustment to opening retained earnings. The Company does not expect FIN 48 to have a material effect on the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair value measurements’’ (‘‘FAS 157’’). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. FAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the effects of this statement on its financial reporting.

4.	Disposal of ESC

Effective September 15, 2006, the Company sold all of the equity interests of ESC, which was part of the Company’s Technical services segment, to WSP for total consideration of $12.5 million represented by $11.5 million in cash, after certain post-closing adjustments, plus forgiveness of intercompany debt of approximately $1.0 million.

The Company determined that the disposal of ESC should be presented as a discontinued operation in accordance with FASB Statement No. 144, ‘‘Accounting for the Impairment or Disposal of

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Long-lived Assets’’ (‘‘FAS 144’’) and EITF 03-13, ‘‘Applying the conditions in Paragraph 42 of FAS 144 in Determining whether to report Discontinued Operations’’ (‘‘EITF 03-13’’). In the third quarter of 2006, the Company has reclassified the results of operations related to ESC from its continuing operations to discontinued operations for all periods presented in accordance with SFAS 144 and EITF 03-13. These results are reflected in the Condensed Consolidated Statement of Operations as Income from operations of discontinued operations. The presentation of the reclassified segmental footnote and the reclassified statements of operations includes the previously eliminated inter-company transactions between ESC and the Company. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, for which it reclassified amounts from the prior periods.

Following the disposal of ESC, ESC will continue to provide technical services to the Company’s two environmental liability assumption programs, QLT Buffalo LLC and QLT of Alabama LLC. The provision of technical services by ESC to the Company is expected to end during 2008, when the environmental sites are expected to be fully remediated. During the assessment period of one year (as defined in EITF 03-13) following the disposal, the Company estimates that the continuing cash outflows of $1.8 million will approximate 6.1% of the estimated cash outflows of $30.1 million that would have been generated by ESC absent the disposal. Therefore the Company’s cash flows generated from the continuation of activities with ESC after the disposal are not expected to be significant and the Company will not have any continuing involvement in the operations of ESC after the disposal.

The Company recognized income on disposal of ESC of $0.7 million related to this transaction during the third quarter of 2006. This income is presented in the Consolidated Statement of Operations as Income (loss) on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

Cash proceeds from WSP(1)	$11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC(2)	(11,140)
Estimated transaction costs(3)	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from WSP include post closing adjustments.

(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.

(3)	Transaction costs include advisory fees directly associated with the sale, of which $0.6 million were with FBR, which is a related party.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

As of September 15, 2006, the disposed assets and liabilities of ESC were as follows:

Assets:
Cash and cash equivalents	$1,527
Other accounts receivable	7,581
Property and equipment	423
Goodwill and other intangible assets	2,727
Other assets	1,324
Total assets	13,582
Liabilities:
Accounts payable and accrued expenses	2,361
Deferred income and other liabilities	81
Total liabilities	2,442
Net assets	$11,140

The following table details the inter-company costs charged by ESC to the Company for all periods presented. Prior to its disposal, ESC was included in the Company’s Technical services segment and ESC charged the Company’s two environmental assumption liability programs (QLT’s), also included in the Company’s Technical services segment, costs which previously eliminated at the Technical services segment level. ESC also charged the Company’s insurance run-off and reinsurance run-off segments, which together with the Lloyd’s segment are referred to as its underwriting segment, with costs related to technical services rendered and loss adjustment expenses, which previously eliminated on consolidation.

	Period from July 1, 2006 to September 15, 2006	For the three months ended September 30, 2005	Period from January 1, 2006 to September 15, 2006	For the nine months ended September 30, 2005
Technical services revenues charged to QLT’s	$853	$8,620	$3,058	$10,059
Technical services revenues charged to underwriting segment	(118)	833	506	2,591
Total inter-company revenues charged by ESC	$735	$9,453	$3,564	$12,650
Net losses and loss expenses	$(7)	$(45)	$(149)	$(132)
General and administrative expenses	(728)	(9,408)	(3,415)	(12,518)
Total inter-company costs charged to the Company	$(735)	$(9,453)	$(3,564)	$(12,650)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The Company’s (loss) income from operations of discontinued operations generated by ESC, previously included in the Technical services segment, now reported in discontinued operations were as follows:

	Period from July 1, 2006 to September 15, 2006	For the three months ended September 30, 2005	Period from January 1, 2006 to September 15, 2006	For the nine months ended September 30, 2005
Technical services revenues	$5,769	$16,849	$21,954	$34,273
Other income	3	52	14	184
Direct technical services costs	(3,743)	(13,133)	(13,968)	(23,993)
General and administrative expenses	(2,790)	(2,307)	(7,725)	(6,799)
Loss on impairment of goodwill	—	—	(12,561)	—
Depreciation of fixed assets and amortization of intangible assets	(173)	(240)	(647)	(720)
Income tax expense	(2)	(7)	(20)	(12)
(Loss) income from operations of discontinued operations	$(936)	$1,214	$(12,953)	$2,933

ESC’s technical services revenues include the inter-company revenues charged by ESC to the QLT’s and to the Company’s underwriting segment.

5.	Segment information

During the three months ended September 30, 2006, following the decision of our Board of Directors in May 2006 to place most of its business in run-off, the Company changed the composition of its reportable segments and renamed its specialty insurance segment and specialty reinsurance segment to specialty insurance run-off segment and specialty reinsurance run-off segment. The Company created the Lloyd’s segment for its Syndicate 4000 business, which was previously aggregated with its specialty insurance run-off reportable segment. The inclusion of the results of Syndicate 4000 with the specialty insurance run-off operating segments is not appropriate given the different economic characteristics and the fact that the specialty insurance run-off segment is no longer writing new or renewal business while the Company’s Lloyd’s syndicate continues to write new and renewal business. The Company also continues to earn premium in its insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which the Company is legally required to write in business lines the Company has exited.

As a result of the disposal of ESC, the technical services segment now consists only of the two environmental liability assumption programs. The three and nine months ended September 30, 2005 results of the technical services segment have been reclassified to conform with the presentation of ESC in discontinued operations for the three and nine months ended September 30, 2006.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following tables summarize the Company's results from continuing operations before income taxes for each reportable segment for the three and nine months ended September 30, 2006 and 2005 based on the reportable segments in effect during the three months ended September 30, 2006.

	Three months ended September 30, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(9,877)	$—	$22,063	$12,186	$—	$12,186
Reinsurance assumed	(68)	(18,811)	—	(18,879)	—	(18,879)
Total gross premiums written	(9,945)	(18,811)	22,063	(6,693)	—	(6,693)
Premiums ceded	665	10,243	(9,632)	1,276	—	1,276
Net premiums written	$(9,280)	$(8,568)	$12,431	$(5,417)	$—	$(5,417)
Net premiums earned	$25,172	$8,565	$15,465	$49,202	$—	$49,202
Technical services revenues	—	—	—	—	752	752
Other income	272	829	—	1,101	58	1,159
Net losses and loss expenses	(13,660)	(4,641)	(11,852)	(30,153)		(30,153)
Acquisition expenses	(3,583)	(1,708)	(3,124)	(8,415)		(8,415)
General and administrative expenses	(9,462)	(3,363)	(6,888)	(19,713)	(865)	(20,578)
Segment loss	$(1,261)	$(318)	$(6,399)	$(7,978)	$(55)	$(8,033)
Depreciation of fixed assets and amortization of intangibles						$(715)
Interest expense						(1,430)
Net investment income						12,821
Net realized gains on investments						906
Other income						15
Net foreign exchange loss						(257)
Income from continuing operations before income taxes						$3,307

Specialty insurance run-off and specialty reinsurance run-off gross premiums written include $11.9 million and $21.0 million of returned gross premium associated with cancelled policies during the three months ended September 30, 2006.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Three months ended September 30, 2005
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$78,103	$—	$12,527	$90,630	$—	$90,630
Reinsurance assumed	6,718	74,194	—	80,912	—	80,912
Total gross premiums written	84,821	74,194	12,527	171,542	—	171,542
Premiums ceded	(30,923)	(20,319)	(4,335)	(55,577)	—	(55,577)
Net premiums written	$53,898	$53,875	$8,192	$115,965	$—	$115,965
Net premiums earned	$40,515	$49,512	$10,519	$100,546	$—	$100,546
Technical services revenues	—	—	—	—	8,623	8,623
Other (loss) income	(42)	865	—	823	983	1,806
Net losses and loss expenses	(28,993)	(85,582)	(6,557)	(121,132)	—	(121,132)
Acquisition expenses	(7,654)	(13,718)	(1,626)	(22,998)	—	(22,998)
General and administrative expenses	(10,968)	(6,229)	(4,767)	(21,964)	(8,711)	(30,675)
Segment (loss) income	$(7,142)	$(55,152)	$(2,431)	$(64,725)	$895	$(63,830)
Depreciation of fixed assets and amortization of intangibles						$(839)
Interest expense						(1,200)
Net investment income						6,991
Net realized losses on investments						(1,168)
Other income						87
Net foreign exchange losses						(311)
Loss from continuing operations before income taxes						$(60,270)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Nine months ended September 30, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$61,386	$—	$64,608	$125,994	$—	$125,994
Reinsurance assumed	11,818	3,263	—	15,081	—	15,081
Total gross premiums written	73,204	3,263	64,608	141,075	—	141,075
Premiums ceded	(38,396)	(13,650)	(21,587)	(73,633)	—	(73,633)
Net premiums written	$34,808	$(10,387)	$43,021	$67,442	$—	$67,442
Net premiums earned	$101,688	$39,317	$48,170	$189,175	$—	$189,175
Technical services revenues	—	—	—	—	2,947	2,947
Other income	502	2,511	—	3,013	215	3,228
Net losses and loss expenses	(63,632)	(32,768)	(37,778)	(134,178)	—	(134,178)
Acquisition expenses	(14,156)	(9,552)	(8,900)	(32,608)	—	(32,608)
General and administrative expenses	(43,906)	(14,441)	(21,451)	(79,798)	(4,250)	(84,048)
Segment loss	$(19,504)	$(14,933)	$(19,959)	$(54,396)	$(1,088)	$(55,484)
Depreciation of fixed assets and amortization of intangibles						$(1,983)
Interest expense						(4,036)
Net investment income						35,350
Net realized losses on investments						(14,142)
Other loss						(536)
Net foreign exchange losses						(1,951)
Loss from continuing operations before income taxes						$(42,782)

Specialty insurance run-off and specialty reinsurance run-off gross premiums written include $36.3 million and $38.3 million of returned gross premium associated with cancelled policies during the nine months ended September 30, 2006.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Nine months ended September 30, 2005
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$226,270	$—	$53,486	$279,756	$—	$279,756
Reinsurance assumed	19,303	213,757	—	233,060	—	233,060
Total gross premiums written	245,573	213,757	53,486	512,816	—	512,816
Premiums ceded	(83,273)	(31,666)	(11,671)	(126,610)	—	(126,610)
Net premiums written	$162,300	$182,091	$41,815	$386,206	$—	$386,206
Net premiums earned	$119,350	$156,014	$21,676	$297,040	$—	$297,040
Technical services revenues	—	—	—	—	9,793	9,793
Other income	787	2,413	—	3,200	1,704	4,904
Net losses and loss expenses	(79,620)	(149,034)	(12,580)	(241,234)	—	(241,234)
Acquisition expenses	(20,312)	(39,505)	(2,901)	(62,718)	—	(62,718)
General and administrative expenses	(32,407)	(17,527)	(13,639)	(63,573)	(10,573)	(74,146)
Segment (loss) income	$(12,202)	$(47,639)	$(7,444)	$(67,285)	$924	$(66,361)
Depreciation of fixed assets and amortization of intangibles						$(2,159)
Interest expense						(2,971)
Net investment income						18,403
Net realized losses on investments						(789)
Other income						552
Net foreign exchange losses						(336)
Loss from continuing operations before income taxes						$(53,661)

The Company's specialty insurance run-off segment business has been written both on a direct basis with insured clients or by assuming reinsurance of underlying policies that are issued on its behalf by third party insurers and reinsurers.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

6.	Earnings (Loss) per share

The following table sets forth the computation of basic and diluted loss per share.

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss) from continuing operations	$3,307	$(60,298)	$(44,745)	$(54,131)
(Loss) income from discontinued operations	(936)	1,214	(12,953)	2,933
Income on disposal of discontinued operations	704	—	704	—
Net income (loss)	$3,075	$(59,084)	$(56,994)	$(51,198)
Weighted average common shares outstanding – basic	69,981,925	56,810,020	69,970,237	56,804,119
Weighted average common shares outstanding	69,981,925	56,810,020	69,970,237	56,804,119
Weighted average common share equivalents
Options	2,689	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding – diluted	69,984,614	56,810,020	69,970,237	56,804,119
Basic income (loss) per share
Basic income (loss) from continuing operations per share	$0.04	$(1.06)	$(0.64)	$(0.95)
Basic (loss) income from discontinued operations per share	$(0.01)	$0.02	$(0.18)	$0.05
Basic income from disposal of discontinued operations per share	$0.01	$—	$0.01	$—
Basic income (loss) per share	$0.04	$(1.04)	$(0.81)	$(0.90)
Diluted income (loss) per share
Diluted income (loss) from continuing operations per share	$0.04	$(1.06)	$(0.64)	$(0.95)
Diluted (loss) income from discontinued operations per share	$(0.01)	$0.02	$(0.18)	$0.05
Diluted income from disposal of discontinued operations per share	$0.01	$—	$0.01	$—
Diluted income (loss) per share	$0.04	$(1.04)	$(0.81)	$(0.90)

Due to a net loss for the nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the nine months ended September 30, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 1,468,224 options and 2,542,813 warrants. For the three and nine months ended September 30, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 4,142,879 options and 2,542,813 warrants.

7.	Reinsurance

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

The average credit rating of the Company's reinsurers as of September 30, 2006 is ‘‘A’’ (excellent) by A.M. Best. As of September 30, 2006, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 25.5% due from Everest Reinsurance Ltd., a reinsurer rated ‘‘A+’’ (superior) by A.M. Best, and approximately 12.3% due from Arch Reinsurance Ltd. which is rated ‘‘A−’’ (excellent) by A.M. Best. Approximately 12.2% is due from various Lloyd's syndicates, which are rated ‘‘A’’ (excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of September 30, 2006.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at September 30, 2006 and the reinsurers' financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Ltd.	$56.4	A+
Arch Reinsurance Ltd.	27.2	A−
Various Lloyd's syndicates	26.8	A
Glacier Reinsurance AG	10.8	A−
Allianz Marine & Aviation Versicherungs AG	10.7	A−
The Toa Reinsurance Company, Ltd. (Tokyo)	10.6	A
Aspen Insurance Ltd.	9.4	A
Odyssey America Reinsurance Corporation	8.7	A
Max Re Ltd.	8.3	A−
Transatlantic Reinsurance Company	8.2	A+
XL Capital Ltd.	7.8	A+
PXRE Reinsurance Limited	6.0	NR
Other Reinsurers Rated A− or Better	23.5	A−
All Other Reinsurers	4.6	Various
Total	$219.0

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and nine months ended September 30, 2006 and 2005 is shown below.

Three months ended September 30, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$12,186	$63,256	$36,051
Reinsurance assumed	(18,879)	16,557	3,656
Gross	(6,693)	79,813	39,707
Ceded reinsurance	1,276	(30,611)	(9,554)
Net	$(5,417)	$49,202	$30,153

Three months ended September 30, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$90,630	$70,379	$77,474
Reinsurance assumed	80,912	77,771	158,773
Gross	171,542	148,150	236,247
Ceded reinsurance	(55,577)	(47,604)	(115,115)
Net	$115,965	$100,546	$121,132

Nine months ended September 30, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$125,994	$227,113	$136,475
Reinsurance assumed	15,081	94,696	55,331
Gross	141,075	321,809	191,806
Ceded reinsurance	(73,633)	(132,634)	(57,628)
Net	$67,442	$189,175	$134,178

Nine months ended September 30, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$279,756	$162,109	$140,204
Reinsurance assumed	233,060	225,575	242,532
Gross	512,816	387,684	382,736
Ceded reinsurance	(126,610)	(90,644)	(141,502)
Net	$386,206	$297,040	$241,234

8.	Commitments and contingencies

a)	Concentrations of credit risk

As of September 30, 2006 and December 31, 2005, substantially all of the Company's cash and cash equivalents, and investments were held by three custodians. Management believes these custodians to be of high credit quality. The Company's investment portfolio is managed by external investment advisors in accordance with the Company's investment guidelines. The Company's investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB−. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of September 30, 2006 and 2005, the largest single non-U.S.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

government and government agencies issuer accounted for less than 1.0% of the aggregate market value of the externally managed portfolios.

The premiums receivable balances of $39.1 million and $115.1 million as of September 30, 2006 and December 31, 2005 include approximately $5.2 million, or 13.3%, and approximately $12.8 million, or 11.1%, from one third party agent that sources the residential builders' and contractors' program that provides new home contractors throughout the U.S. with general liability, builders' risk and excess liability insurance coverages as well as reinsurance for warranty coverage (under the HBW program). The Company has not experienced any losses related to premiums receivables from this third party agent to date and monitors the aged premiums receivable balances on a monthly basis.

The Company has recorded a provision for uncollectible premiums receivable of $1.3 million during the three and nine months ended September 30, 2006. The Company did not record any provision for uncollectible premiums receivable for the three and nine months ended September 30, 2005.

Concentrations related to losses and loss adjustment expenses recoverable from reinsurers are discussed further in Note 7.

b)	Concentrations of premium production

During the nine months ended September 30, 2006 and 2005, the HBW program accounted for approximately $67.5 million, or 47.9%, and $129.3 million, or 25.2%, of the Company’s gross written premiums. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business.

During the nine months ended September 30, 2006 and 2005, the Company’s Lloyd’s syndicate accounted for approximately $64.6 million, or 45.8%, and $53.5 million, or 10.4%, of its gross written premiums. The Lloyd’s syndicate generates its business primarily through brokers. During the nine months ended September 30, 2006, three brokers accounted for approximately 27.2%, 10.6% and 10.2% of the Lloyd’s segment’s gross premiums written. No other brokers accounted for more than 10% of the Lloyd’s segments’ gross written premium for the nine months ended September 30, 2006.

During the nine months ended September 30, 2005, two brokers accounted for approximately 23.7% and 16.9% of the Lloyd’s segment’s gross premiums written. No other broker accounted for more than 10% of the Lloyd’s segments’ gross written premium for the nine months ended September 30, 2005.

c)	Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates. These funds on deposit are available to settle insurance and reinsurance liabilities.

The Company participates in the Lloyd's of London market through Syndicate 4000 and has dedicated a significant amount of its capital to the Lloyd's business. The regulations of the Council of Lloyd's determine the amount of premium that may be written, also known as stamp capacity, based on the Company's Funds at Lloyd's. The Company will maintain Funds at Lloyd's for every underwriting year in which it has business through Syndicate 4000 at Lloyd's. These funds may not be withdrawn until each underwriting year is closed. This process currently takes three years and requires the purchase of reinsurance. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year. As of September 30, 2006 cash and investments with a market value of $115.6 million were held by Lloyd’s as trustee. As of December 31, 2005, cash and investments with a market value of $114.6 million were held by Lloyd's as trustee, which includes an additional $6.3 million of investments deposited to support the Company's 2006 underwriting year. At September 30, 2006, in addition to its Funds at Lloyd's, the Company had cash and investments of $35.0 million that were held under Premium Trust Funds for payments and discharge of certain trust outgoings, and a further $24.4 million held on deposit pursuant to regulatory requirements. At December 31, 2005, in addition to its Funds at Lloyd's, the Company had cash and investments of $15.1 million that were held under Premium Trust Funds for payments and discharge of certain trust outgoings, and a further $13.5 million held on deposit pursuant to regulatory requirements. The cash and investments held by Lloyd's are included within the table below.

The Company has also issued letters of credit under its credit agreement for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its claims paying obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space.

The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company's obligations associated with the assumption of its two environmental remediation liability programs.

The fair values of these restricted assets by category at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006		December 31, 2005
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$2,084	$29,902	$422	$29,328
Funds deposited with Lloyd's	65,209	109,797	35,472	107,759
LOC pledged assets	16,611	246,948	17,865	199,342
Trust funds	16,797	168,662	15,544	118,686
Amounts held in trust funds related to deposit liabilities	3,567	37,376	13,540	38,316
Total	$104,268	$592,685	$82,843	$493,431

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

d)	Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases as of September 30, 2006, are as follows:

Year ending September 30,
2007	$3,359
2008	2,584
2009	2,769
2010	2,757
2011	2,645
2012 and thereafter	18,866
Total	$32,980

Total rent expense under operating leases for the three and nine months ended September 30, 2006, was approximately $1.5 million and $4.7 million. Total rent expense under operating leases for the three and nine months ended September 30, 2005, was approximately $1.2 million and $3.3 million.

9.	Options and stock based compensation

In July 2003, the shareholders of the Company approved the 2003 long-term incentive plan (the ‘‘Incentive Plan’’). The Incentive Plan provides for the grant to eligible employees, directors and consultants of stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, dividend equivalents and other share-based awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the awards. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven or ten-year contractual terms. Recipients of awards may exercise at any time after they vest and before they expire, except that no awards may be exercised after seven or ten years from the date of grant, as the case may be.

Performance share units were also awarded to various employees pursuant to the Incentive Plan. The number of shares of common stock to be received under these awards following December 31, 2007 (the end of the performance period) will depend on whether the Company's GAAP average return on shareholders' equity over a three year period preceding December 31, 2007 was 12% or higher. The grantees will receive shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

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

As of September 30, 2006 and 2005, the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

In accordance with SFAS 123 and SFAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table, which represent the weighted average assumptions used for grants in the periods presented. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The Company uses historical data to estimate future employee terminations. The expected term of options granted is calculated using the Staff Accounting Bulletin No. 107 simplified method. It is the mid-point between the vesting date and the expiration date and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on historical data.

	Three months ended September 30, 2006		Nine months ended September 30, 2005
	2006	2005	2006	2005
Expected volatility	41.8%	24.0%	39.9%	24.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.1%	4.5%	4.1%
Expected term (in years)	5	7	5	7

The following is a summary of the Company's stock options and related activity during the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	2,086,877	$9.70	4,142,879	$9.65
Granted	175,000	2.74	10,000	6.39
Exercised	—	—	—	—
Forfeited	(793,653)	9.79	(136,768)	10.22
Outstanding – end of period	1,468,224	$8.81	4,016,111	$9.62

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	3,402,194	$9.55	3,052,400	$9.99
Granted	195,000	2.94	1,127,942	8.72
Exercised	—	—	—	—
Forfeited	(2,128,970)	9.48	(164,231)	10.10
Outstanding – end of period	1,468,224	$8.81	4,016,111	$9.62

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $1.10 and $1.17. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2005 was $2.32.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The fair value of performance share units and restricted shares awarded under the Incentive Plan is determined based on the closing trading price of the Company's shares on the grant date. The following is a summary of the Company's non vested performance share units and restricted shares and related activity during the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Number	Weighted-average share price	Number	Weighted-average share price
Non vested – beginning of period	194,400	$4.50	105,185	$8.92
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(12,273)	8.92	(2,253)	8.92
Non vested – end of period	182,127	$4.20	102,932	$8.92

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Number	Weighted-average share price	Number	Weighted-average share price
Non vested – beginning of period	148,335	$7.30	—	$—
Granted	97,057	2.60	106,702	8.92
Vested	—	—	—	—
Forfeited	(63,265)	8.92	(3,770)	8.92
Non vested – end of period	182,127	$4.20	102,932	$8.92

There were no performance share units or restricted shares granted during the three months ended September 30, 2006 and 2005.

The compensation cost that was expensed in the Statement of Operations during the three and nine months ended September 30, 2006 was $(0.1) million and $0.4 million.

The following is a summary of the Company's outstanding options and exercisable options as of September 30, 2006.

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average exercise price	Average remaining contractual life	Number of options	Average exercise price
$1.88	100,000	$1.88	6.96 years	—	$—
$2.30	36,666	$2.30	9.82 years	—	$—
$4.59 – $5.00	76,666	$4.67	8.31 years	—	$—
$6.39	10,000	$6.39	5.94 years	2,500	$6.39
$8.55 – $9.00	339,728	$8.93	6.05 years	86,182	$8.92
$10.00 – $10.50	881,830	$10.00	6.94 years	822,080	$10.00
$11.50 – $12.00	20,000	$11.60	7.36 years	10,000	$11.60
$12.50	15,000	$12.50	7.58 years	7,500	$12.50

As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost related to non vested share-based compensation arrangements with respect to stock options and performance share units granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

10.	Goodwill and intangible assets

a)	Goodwill

On August 4, 2006, the Company determined that its goodwill asset of $12.6 million related to its acquisition of ESC was impaired. The impairment was the result of the uncertain future outlook of ESC and a decline in expected technical services revenues in future periods given the Company's exit from its environmental insurance line of business. The impairment charge of $12.6 million was recorded in the Company's results for the three months ended June 30, 2006 and was charged to the technical services segment. Following the disposal of ESC, as described in Note 4, the impairment charge was reclassified in the Statements of Operations to (loss) income from discontinued operations. The Company does not expect the impairment charge to result in future cash expenditures.

b)	Intangible assets

Prior to the Company's decision to cease underwriting and enter run-off, the Company's U.S. insurance licenses, under the provisions of Statement of Financial Accounting Standards No. 142 ‘‘Goodwill and other intangible assets’’, were classified as having indefinite useful lives and were not subject to amortization but were subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. As a result of the Company's decision to cease underwriting and place most of its specialty insurance and reinsurance lines into orderly run-off, the Company has determined that its U.S. insurance licenses have definite useful lives, which on average are estimated to be 5 years. Accordingly, the Company will amortize its U.S. insurance licenses over 5 years in a manner that reflects the estimated decline in the economic value and will review for further impairment when events or circumstances indicate that there may be impairment. The gross carrying value and accumulated amortization for the Company's U.S. insurance licenses that are subject to amortization as of September 30, 2006 was $9.1 million and $0.2 million. The estimated amortization expense of the U.S. insurance licenses subject to amortization in each of the five years subsequent to September 30, 2006, is as follows: 2007, $0.3 million; 2008, $0.4 million; 2009, $0.3 million; 2010, $0.4 million; and 2011, $0.2 million, with a residual value of $7.4 million.

11.	Subsequent events

For the period from October 1, 2006 to November 1, 2006, we returned additional gross premium associated with policy cancellations of $6.0 million.

On October 25, 2006, the Company announced that that it had signed definitive documents with Chaucer and the senior underwriting team of Syndicate 4000, for the formation of Pembroke. Pembroke will be a joint venture among Quanta, Chaucer and the Syndicate 4000 underwriting team and will serve as the new managing agency for Syndicate 4000. The transaction is expected to close following the receipt of required Lloyd's and FSA regulatory approvals. Under the terms of the agreements, the Company’s capital remains committed to Syndicate 4000 for underwriting years 2007 through 2009. Additionally, Chaucer and Quanta Holdings plan to work together closely to continue to diversify the provision of capital to the Syndicate to support its presence and profitable growth in the Lloyd's market. Chaucer has agreed to provide the capital to support 10 percent of the Syndicate's underwriting in 2007 and to support underwriting in 2008 and 2009.

On October 27, 2006, the Company entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the Mandated Lead Arranger, providing for a secured bank letter of credit facility (the ‘‘ING Credit Facility’’). The ING Credit Facility provides for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009, pursuant to which the lenders will issue from time to time, to the account of the designated subsidiary borrowers, one or more back-to-back letters of credit naming JPMorgan Chase Bank, N.A. as beneficiary in the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

face amount equal to the face amount of the outstanding letters of credit under the JPM Credit Agreement (as defined below), and other letters of credit in an aggregate face amount up to the aggregate commitment. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S. insurance borrowers and, consequently, the amount available for letters of credit under the facility on account of those borrowers. The Company unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders under the ING Credit Facility.

The ING Credit Facility includes customary representations and warranties, affirmative and negative covenants, and events of default. Upon the occurrence, and during the continuance, of an event of default, including but not limited to nonpayment of principal when due, failure to perform or observe certain terms, covenants or agreements under the ING Credit Facility, and certain defaults of other indebtedness, the Administrative Agent may terminate the obligation of the lenders to make advances and issue letters of credit and declare any outstanding obligations immediately due and payable.

The ING Credit Facility has a financial covenant requiring the Company to maintain a minimum consolidated tangible net worth, as well as covenants restricting the activities of the Company and its subsidiaries, such as the incurrence of additional indebtedness and liens, the sale of assets, and the payment of dividends and other restricted payments.

On October 27, 2006, the Company also entered into a Fourth Consent and Amendment to Credit Agreement dated October 25, 2006 (the ‘‘Fourth Amendment’’), with a syndicate of lenders and JPMorgan Chase Bank, N.A., as the Administrative Agent, which provided for certain amendments and waivers with respect to the Company's Credit Agreement dated as of July 13, 2004 and amended and restated as of July 11, 2005 (the ‘‘JPM Credit Agreement’’).

The Fourth Amendment, among other things, permanently terminates the lenders' obligations to extend any loan, issue any letter of credit, modify the terms of any existing letter of credit, or otherwise extend any additional credit under the JPM Credit Agreement, releases the liens granted by the Company and the designated subsidiary borrowers and transfers the collateral to the collateral agent under the ING Credit Facility in exchange for a letter of credit issued pursuant to the ING Credit Facility in a stated principal amount equal to between 102% and 105% of the letters of credit outstanding under the JPM Credit Agreement. Furthermore, the Fourth Amendment reduces certain fees payable under the JPM Credit Agreement and permanently removes most of the covenants contained in the JPM Credit Agreement, including the covenants mandating a maximum leverage ratio, a minimum consolidated net worth, restrictions against the incurrence of additional indebtedness, liens, dividends and other restricted payments, and the requirement that the Company maintain certain insurance ratings. As a result of the Fourth Amendment, the Company is no longer in default under the JPM Credit Agreement.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the nine months ended September 30, 2006, and the risk factors under Part II Item 1A ‘‘Risk Factors’’ contained in our reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, and the audited consolidated financial statements and related notes for the year ended December 31, 2005, as well as ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations,’’ including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2005, filed by the Company with the SEC on March 31, 2006 (‘‘Form 10-K’’) and in the Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	We have placed all of our lines of businesses in run-off, with the exception of our Lloyd’s syndicate. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into successful commutations or other arrangements to mitigate our liabilities, obtain premium that has been due but not paid to us for an extended period of time, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses such that they do not exceed income from investments, prevent investment losses, maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries;

•	On June 7, 2006, A.M. Best, downgraded our financial strength rating, from ‘‘B++’’ (Very Good) to ‘‘B’’ (Fair). Following the rating actions, A.M. Best has, at our request, withdrawn the financial strength ratings of Quanta Holdings and its operating subsidiaries, excluding its syndicate in the A rated Lloyd's market. The A.M. Best rating action caused a default under our credit facility, which we now refer to as our old credit facility. The lenders waived the default under the old credit facility until October 27, 2006 and on that date we entered into a new credit facility and extended our old credit facility so that we may transition all of our outstanding letters of credit, which secure our claims paying obligations, from our old credit facility to our new credit facility. We presently have approximately $193.4 million of letters of credit issued under our credit facilities, which are fully secured. As a result of future losses and other events, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer and could lead to liquidity strains;

•	The implementation of our run off plan is expected to create substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. There can be no assurance that any of these initiatives will not negatively impact our results of operations;

•	Our existing policy obligations in certain lines of business that we have underwritten, including marine, technical risk and aviation reinsurance and environmental insurance, continue to have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability, in certain cases for up to ten years, and our results may continue to be volatile as a result;

•	Our ability to pay dividends from our subsidiaries to Quanta Holdings is restricted by regulations in Bermuda, several states in the United States, the European Union and the UK. In addition, the Bermuda Monetary Authority (the ‘‘BMA’’) has, pursuant to its regulatory discretion, amended the license of Quanta Bermuda, our principal subsidiary in Bermuda, to require that it, among other things, seek the approval from the BMA prior to paying any dividend to Quanta Holdings and prohibiting it from engaging in any new transactions. We are working with the applicable regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations;

•	Our current estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to take steps to preserve shareholder value and improve our position and our ability to continue to operate our Lloyd’s business is dependent on our ability to retain our executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run off plan, our Lloyd’s operations and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted our reinsurance and retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to Hurricane Rita. If our Hurricane Katrina losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for that windstorm. In addition, if our marine reinsurance losses for Hurricane Rita prove greater than currently anticipated, we will have no further retrocessional coverage available for marine reinsurance losses for that windstorm. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims even when we believe those payments are contractually due to us because we are a run off company or for other reasons. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	The failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002, including the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2005, may result in our financial statements being materially inaccurate and may cause the share price of our common and preferred shares to be adversely affected;

•	Changes in the future availability, cost or quality of reinsurance;

•	Risks relating to potential litigation and arbitration;

•	Our remaining risks are not diversified among classes of risk and are therefor more susceptible to loss volatility;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on program managers, third-party administrators, consultants and other supporting vendors for claim payments, data, premium collection and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in our Form 10-K for the year ended December 31, 2005 and in our reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and that are otherwise described from time to time in our U.S. Securities and Exchange Commission reports filed after this report. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. We are currently operating our Syndicate 4000 in the ‘‘A’’ rated Lloyd's market. We are also conducting a self managed run-off of our remaining insurance and reinsurance businesses, as more fully described below.

We commenced substantive operations on September 3, 2003 when we obtained our initial capital and purchased Environmental Strategies Consulting LLC (‘‘ESC’’), an environmental consulting business and our predecessor for accounting purposes. A.M. Best assigned an ‘‘A−’’ (excellent) financial strength rating to Quanta Bermuda and its subsidiaries and Quanta Europe.

From the fourth quarter of 2003 until the second quarter of 2006, through operating subsidiaries in Bermuda, the U.S. and Europe, we focused on writing coverage for specialized classes of risks through teams of experienced and technically qualified underwriters. Our specialized classes of risk included insurance (professional, environmental, fidelity and crime and surety), reinsurance (property, marine and casualty) and structured products, or a combination of these three products. We wrote risks either on an individual basis or as part of a program administered by a third party. We used our Bermuda operations primarily to insure U.S. risks from Bermuda on a non-admitted basis and also, from time to time, to underwrite some European risks. We also wrote specialty products in the United States on an admitted basis through our subsidiary, Quanta Indemnity Company. Further, during 2005 we wrote specialty insurance from the United States on an excess and surplus lines basis and U.S. reinsurance on a non-admitted basis through our subsidiary, Quanta Specialty Lines Insurance Company. Since the fourth quarter of 2004, we also underwrote European Union sourced specialty business through Quanta Europe, our Irish subsidiary located in Dublin, Ireland, which is our European headquarters. Since February 2005, we also served our London-based clients for European insurance and reinsurance business through our Quanta Europe branch in London. We have also been underwriting through our Lloyd's syndicate, which we call Syndicate 4000, since the fourth quarter of 2004.

As a result of the expected losses from Hurricanes Katrina, Rita and Wilma in 2005 (‘‘2005 hurricanes’’), on October 5, 2005, A.M. Best placed the ‘‘A−’’ (excellent) financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, under review with negative implications. In response, during the fourth quarter of 2005, we worked closely with A.M. Best on a plan designed to maintain our ‘‘A−’’ rating, which included the retrocession of substantially all the in-force business, as of October 1, 2005, in our technical risk property and property reinsurance lines of business (other than our program business) by a portfolio transfer to a third-party reinsurer (the ‘‘Property Transaction’’), the commutation of two of our casualty reinsurance treaties back to the insurance company which had reinsured it with us and the completion of the offerings of our common shares and series A preferred shares in the fourth quarter of 2005. On December 21, 2005, A.M. Best affirmed the financial strength rating of ‘‘A−’’ (excellent) of Quanta Bermuda and its subsidiaries, and ascribed a negative outlook to the rating. On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe, to ‘‘B++’’ (very good), under review with negative implications. The A.M. Best ‘‘A’’ (excellent) rated Lloyd's market, including our Lloyd's syndicate, was not subject to the rating downgrade. On June 7, 2006, A.M. Best downgraded our financial strength rating from ‘‘B++’’ (very good) to ‘‘B’’ (fair). Following the rating actions, A.M. Best has, at our request, withdrawn the financial strength ratings of Quanta Bermuda and its operating subsidiaries, excluding our syndicate in the ‘‘A’’ rated Lloyd's market.

Following the A.M. Best rating actions and extensive strategic review by our Board of Directors and its financial advisers, on May 25, 2006, we decided to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off. On September 14, 2006, we announced that following the review of a number of strategic alternatives, we are engaging in an orderly, self-managed run-off of our remaining insurance and reinsurance operations which, in the Board of Directors view, is the best means of preserving value for shareholders. We also sold ESC, our environmental consulting business, for a total consideration of $12.5 million. The results of that sale and the treatment of the disposal of ESC as a discontinued operation are more fully described below under ‘‘Results of Operations — Discontinued Operations.’’

During the fourth quarter of 2006, we entered into a series of agreements with Chaucer Holdings PLC (‘‘Chaucer’’), the specialist Lloyd's insurer, and the senior underwriting team of Syndicate 4000 under which a new managing agency, Pembroke Managing Agency Limited (‘‘Pembroke’’). Pembroke, which is expected to provide technical and administrative support and oversight to Syndicate 4000, is a joint venture among Quanta Holdings, Chaucer and the Syndicate 4000 underwriting team. We believe that Pembroke will enable Syndicate 4000 to maintain and grow a long-term underwriting presence within Lloyd's without requiring direct technical or administrative support from us. We also believe that this arrangement will preserve our capital invested in Lloyd's and provide for the ability of an orderly withdrawal of this capital over time through diversification by attracting capital from third parties to replace, or add to, existing capital. Under the terms of the agreements, the Company’s capital remains committed to Syndicate 4000 for underwriting years 2007 through 2009. Additionally, Chaucer and Quanta Holdings plan to work together closely to continue to diversify the provision of capital to the Syndicate to support its presence and profitable growth in the Lloyd's market. Chaucer has agreed to provide the capital to support 10 percent of the Syndicate's underwriting in 2007 and to support underwriting in 2008 and 2009.

On October 27, 2006 we entered into a new credit facility and amended our existing facility so that we may transition all of our outstanding letters of credit, which secure our claims paying obligations to the new credit facility. There are currently no outstanding borrowings under the credit facility. As of September 30, 2006, we had approximately $198.4 million of letters of credit issued under the credit facility, which are fully secured by investments and cash totaling approximately $263.6 million. The terms of our credit facility arrangements are more fully described below under ‘‘Liquidity — Sources of cash’’.

As we continue to run-off and wind-up our businesses we will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries and dividend it to our holding company where it may be available to our shareholders. We believe that the factors that have a direct impact on the amount of capital that may ultimately be available to our shareholders and the timing of when it will be available are our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer, or otherwise mitigate, as the case may be, (2) mitigate exposures by purchasing additional reinsurance, (3) invest our assets in a way that balances risk with return, (4) reduce our expenses and (5) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process will take a long period of time and require us to meet many conditions.

Third Quarter Financial Results

While most of our business is in run-off, we continue to generate some premium, especially our HBW program. We continue to operate and generate premium through our Lloyd's syndicate. To a much lesser extent, we also receive premiums from the extension or renewals of policies that we are legally required to enter into in business lines we have exited.

Our net premiums written were negative during the third quarter of 2006 as a result of cancelled policies and the premium that is returned following cancellations. We expect that policies will continue to be cancelled, premium will continue to be returned and our net premiums written will continue to be negatively impacted in future periods. Our other sources of net income are derived mainly from income from our invested assets and, to a much lesser extent, net income from our technical services business.

During the three months ended September 30, 2006, we returned approximately $(5.4) million of net premiums written after premiums ceded on purchased reinsurance protection, of which $12.4 million of net premiums written was generated in our Lloyd’s segment. Our insurance run-off and reinsurance run-off segments recognized net premium returns of $(17.8) million. During the three months ended September 30, 2006, we also purchased additional retrocessional protection in our surety and technical risk insurance product lines, which is intended to help limit our net loss exposures to future losses and catastrophe windstorm events. This purchase resulted in approximately

$2.2 million of premium ceded during the three months ended September 30, 2006. The gross written premiums are net of $32.9 million and $74.6 million of premiums that were returned to our clients through cancellations.

During the three and nine months ended September 30, 2005, we generated approximately $116.0 million and $386.2 million of net premiums written after premiums ceded on purchased reinsurance protection.

We generated $49.2 million and $189.2 million of net premiums earned during the three and nine months ended September 30, 2006. This compares to approximately $100.5 million and $297.0 million of net premiums earned during the three and nine months ended September 30, 2005.

Our Lloyd's segment recorded $22.1 million and $12.4 million in gross and net written premiums in the three months ended September 30, 2006. The syndicate generated net premium earned of $15.5 million in the three months ended September 30, 2006. Its net loss ratio was 76.6%. The net loss ratio was higher than expected due to the fact that we have excess of loss reinsurance contracts for this business which require us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium we actually write. We believe that our levels of gross premium written and earned in our Lloyd's syndicate are lower than expected as a result of the uncertainty surrounding that business and the fact that capital diversification had not yet taken place. The Pembroke transaction is intended to provide stability for our Lloyd’s business and to result in an increase in gross premium written and earned in the future.

Our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off has resulted in a concentration of most of our premiums earned and written in our Lloyd's segment and HBW. In addition, our decision to run-off such a large portion of our business has caused the concentrations across certain of our risk classes to increase significantly. We expect these trends to continue. In particular, we expect that Lloyd's will contribute almost all of our premiums written and earned in the future.

Our general and administrative expenses were $20.6 million in the three months ended September 30, 2006 as compared to $34.0 million in the three months ended June 30, 2006. Since December 31, 2005, we have reduced our workforce, excluding Lloyd's, from 183 employees as of December 31, 2005 to 85 employees as of September 30, 2006, including a reduction of 15 employees in the third quarter of 2006. Our workforce is now allocated to underwriting in our Lloyd's syndicate, run-off of our exited business lines, claims handling, finance, actuarial, general corporate and administrative functions. During the three months ended September 30, 2006, we reduced our severance provision by approximately $0.9 million as a result of voluntary resignations by a number of employees. This brings our total severance costs for 2006 to approximately $14.8 million. This severance provision represents costs associated with those employees who have been provided notice and those who are probable to be terminated in the future. We expect that we will further reduce our workforce as we continue executing the run-off of our exited business lines. Lastly, we have been incurring significant professional fees in connection with our board's review of strategic alternatives. We are mindful of these costs and are working to reduce them.

We received three new non-hurricane related reported losses in the nine months ended September 30, 2006 of $4.2 million, net of reinsurance protection and reinstatement premiums, in our marine, technical risk and aviation reinsurance product line. During the three and nine months ended September 30, 2006, we recognized adverse development, net of reinstatement premiums, of $0.8 million and $3.2 million related to the 2005 hurricanes. In addition, during the nine months ended September 30, 2006, we incurred losses of $3.9 million on tornadoes that occurred in the first quarter of 2006. We could continue to incur losses from these as well as other historical events, including from policies that have been cancelled. Additionally, our outstanding policies remain subject to risk of new losses from future catastrophes and other events. We will continue to seek reinsurance protection for future catastrophes if it is available on terms that are acceptable to us. Based on our current estimate of losses related to Hurricane Katrina, we have exhausted our reinsurance and retrocessional protection with respect to that hurricane. If our Hurricane Katrina losses and our marine reinsurance losses with respect to Hurricane Rita prove to be greater than currently anticipated, we will have no further reinsurance and retrocessional coverage available for those windstorms.

Our investment portfolio yielded net investment income and net realized gains of $13.7 million during the three months ended September 30, 2006, an increase of $7.9 million from the three months ended September 30, 2005. This increase is primarily due to an increase in net investment income of $5.8 million attributable to an increase in our invested assets and higher market interest rates as well as a decrease in net realized losses of $2.1 million. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.3% for the three months ended September 30, 2006 compared to 3.4% for the three months ended September 30, 2005, reflecting higher market interest rates.

We have determined that $13.9 million of investment securities, with unrealized losses of approximately $0.1 million, were other-than-temporarily impaired as of September 30, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of September 30, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity.

Segment Information

During the three months ended September 30, 2006, following the decision of our Board of Directors in May 2006 to place most of our business in run-off, we changed the composition of our reportable segments and renamed our specialty insurance segment and specialty reinsurance segment as specialty insurance run-off segment and specialty reinsurance run-off segment. We continue to earn premium in our insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited. The specialty insurance run-off and specialty reinsurance run-off segments are more fully described as follows:

•	Specialty insurance run-off. Our specialty insurance run-off segment includes the remaining policies written in our traditional, structured and program specialty insurance product line until the second quarter of 2006. Our traditional specialty insurance products included technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. These products were written both on a direct basis with insured clients or by reinsuring policies that were issued on our behalf by third-party insurers and reinsurers. Our specialty insurance programs includes the HBW program.

•	Specialty reinsurance run-off. Our specialty reinsurance run-off segment includes the remaining policies written in our traditional specialty reinsurance products line until the second quarter of 2006. Our specialty reinsurance products included property, casualty and marine and aviation products.

We have created a Lloyd's operating segment for the results of Syndicate 4000 which was previously aggregated with our specialty insurance run-off reportable segment. It is no longer appropriate to aggregate Lloyd’s and specialty insurance run-off operating segments given the different economic characteristics of the specialty insurance run-off segment that is no longer writing new or renewal business while our Lloyd’s syndicate continues to write new and renewal business. Syndicate 4000 at Lloyd's, our Lloyd's segment, was created in December 2004 and writes traditional specialty insurance products including professional liability (professional indemnity and directors' and officers' coverage), fidelity and crime (financial institutions), kidnap and ransom, specie and fine art. We expect that following consummation of the Pembroke transaction and the transfer of the management of the business of Syndicate 4000 to the Pembroke managing agency, we will continue to report the financial results of our interest in Pembroke in this segment.

As a result of the disposal of ESC, the technical services segment now consists of our two environmental liability assumption programs, QLT Buffalo LLC and QLT of Alabama LLC. The results for the three and nine months ended September 30, 2005 comparatives have been reclassified to conform with the presentation of ESC in discontinued operations for the three and nine months ended September 30, 2006.

We organized our business on a matrix of five product lines and three geographies. Our two traditional product lines were specialty insurance and specialty reinsurance (renamed specialty insurance run-off segment and specialty reinsurance run-off segment and described more fully above). We also had program and structured products lines. The products offered to our clients were written either as traditional insurance or reinsurance policies or were provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. Our fifth product line was our technical services line.

We refer to the specialty insurance run-off, specialty reinsurance run-off and Lloyd’s segments as our underwriting segments. We refer to our environmental assumption programs as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment. A summary of our financial information by product line is set forth in Part I Item 2 ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations’’ contained herein.

We continue to allocate corporate general and administrative expenses to each segment based upon each product line's allocated capital for the relevant reporting period. We allocated capital to each of our product lines through the estimated value-at-risk method, which uses statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. We do not manage our assets by segment and, as a result, net investment income, and depreciation and amortization are not evaluated at the segment level.

The geographies in which we have conducted our business are the United States, Europe and Bermuda. The location of the risks that are the subject of our insurance and reinsurance policies may be anywhere in the world.

Main Drivers of our Results

Revenues

We derive the majority of our revenues from three principal sources: premiums from policies currently written by our Lloyd's syndicate in our underwriting segment, the continuation of premium that is being earned on past policies that remain on our books and investment income from our investment portfolios. Our technical services segment contribute a much lesser amount of revenues.

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

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term liquidity funds, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. We also recognize capital losses on investments as a result of other than temporary impairment charges. Under U.S. GAAP, our available-for-sale investments are carried at fair market value with unrealized gains and losses on the investments included on our balance sheet in accumulated other comprehensive income (loss) net of income taxes as a separate component of shareholders' equity. Our trading investments that relate to deposits associated with non-risk bearing contracts are recorded at estimated fair value with the change in fair value included in net realized gains and losses on investments in the consolidated statement of operations and comprehensive loss. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and to manage duration risk between investment assets and insurance liabilities (when they become due, at the time of either loss settlement, cancellations or commutations), while maximizing investment returns through a diversified portfolio. From time to time, we may determine that some or all of our investment securities with unrealized losses are other-than-temporarily impaired as of a certain balance sheet date. The realization of these losses then represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of that balance sheet date. When this impairment takes place, the affected investments are reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investment securities affected by our decision. However, we may be required to sell securities to satisfy return premium or loss obligations on contracts that are cancelled or commuted. As a result and due to the general uncertainties surrounding our business resulting from our decision to place most of our lines of business into orderly run-off, we concluded that there are no assurances that we will have the ability to hold the affected investments for a sufficient period of time. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in additional material impairment charges. Our investment returns are benchmarked against certain specified indices. However, the volatility in claim payments and the interest rate environment can significantly affect the returns we generate on our investment portfolios.

We also have revenues generated by our technical services segment from the remediation of environmental obligations that we have assumed.

Expenses

Our expenses primarily consist of net loss and loss expenses, general and administrative expenses and acquisition expenses.

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

Acquisition expenses, which are net of expenses recovered under our ceded reinsurance contracts, consist principally of commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance and reinsurance contracts. Typically, acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance and reinsurance and may be adjustable based upon loss experience. These expenses are a function of the number and type of insurance and reinsurance contracts written. We may not be able to recover all or a portion of our acquisition costs on commuted or cancelled policies.

Financial Ratios

The financial ratios we use include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Our general and administrative expense ratio is calculated by dividing underwriting related general and administrative expenses by net premiums earned and indicates the level of indirect costs that we incur in acquiring and writing insurance and reinsurance business. During 2005, we changed the denominator to be used in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Because our net premiums earned will decrease significantly following our decision to place most of our lines of business into run-off, we expect that our net loss ratios and general and administrative expense ratios may continue to be volatile. Our combined ratio is the aggregate of our loss and loss expense, acquisition expense and general and administrative expense ratios. We believe that these financial ratios appropriately reflect the profitability of our underwriting segments. A combined ratio of less than 100% indicates an underwriting profit and over 100%, an underwriting loss. Because we have a limited operating history and we have placed most of our lines of business in orderly run-off, our combined ratio will be subject to significant volatility, will likely be higher than 100% and will not be indicative of future profitability.

Results of Operations

The following is a discussion of Quanta Holdings' consolidated results of operations for the three and nine months ended September 30, 2006 and 2005.

Three months ended September 30, 2006 and 2005

Results of operations for the three months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005
	($ in thousands)
Revenues
Gross premiums written	$(6,693)	$171,542
Net premiums written	$(5,417)	$115,965
Net premiums earned	$49,202	$100,546
Technical services revenues	752	8,623
Net investment income	12,821	6,991
Net realized gains (losses) on investments	906	(1,168)
Net foreign exchange losses	(257)	(311)
Other income	1,174	1,893
Total revenues	64,598	116,574
Expenses
Net losses and loss expenses	(30,153)	(121,132)
Acquisition expenses	(8,415)	(22,998)
General and administrative expenses	(20,578)	(30,675)
Interest expense	(1,430)	(1,200)
Depreciation and amortization of intangible assets	(715)	(839)
Total expenses	(61,291)	(176,844)
Income (loss) from continuing operations before income taxes	3,307	(60,270)
Income taxes	—	28
Net income (loss) from continuing operations	3,307	(60,298)
Discontinued operations:
(Loss) income from operations of discontinued operations	(936)	1,214
Income on disposal of discontinued operations	704	—
Net income (loss)	$3,075	$(59,084)

Revenues.

Most of our revenues were generated by our underwriting subsidiaries in Europe, the U.S. and Bermuda. Technical services revenues were derived from the operations of QLT Buffalo LLC and QLT of Alabama LLC. (Loss) income from discontinued operations was derived from the operations of ESC until September 15, 2006. Approximately 17.8% of our revenues are from net investment income. We expect that this percentage will increase in the near term as our businesses continue to run-off.

Premiums.    Gross premiums written were $(6.7) million for the three months ended September 30, 2006, compared to $171.5 million for the three months ended September 30, 2005. The decrease in our gross premiums written was largely due to two factors. First, the decrease is due to our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off. Second, the decrease is due to the significant adverse effects on our business including returned gross premium associated with policy cancellations of $32.9 million and non-renewals.

Our gross premiums written of $(6.7) million for the three months ended September 30, 2006 include approximately $22.1 million from our Lloyd's syndicate and approximately $1.3 million from our surety line of business which continues to generate gross premiums as these policies have mandatory extensions or renewals as required by state laws in the United States. These gross written premiums are net of $32.9 million of premiums that were returned to our clients through cancellations.

Our returned gross premium associated with cancelled policies during the three months ended September 30, 2006, which continues the trend of returned gross premium during the three months ended June 30, 2006, are as follows:

	Three months ended September 30, 2006	Three months ended June 30, 2006
	($ in thousands)
Property	$10,680	$47
Casualty	10,299	755
Environmental liability	7,984	4,730
Technical risk property	1,298	3,612
Trade credit and political risk	1,283	3,659
Surety	750	1,149
Professional liability	510	1,964
Fidelity and crime	78	2,677
Marine, technical risk and aviation	—	9,058
Total	$32,882	$27,651

There was an insignificant amount of return premiums in the three months ended September 30, 2005.

Premiums ceded were $(1.3) million for the three months ended September 30, 2006, compared to $55.6 million for the three months ended September 30, 2005. The decrease in premiums ceded is primarily due to three factors. First, it reflects our lower gross written premium during the three months ended September 30, 2006. Second, the decrease reflects the cancellation of ceded contracts in our specialty insurance and reinsurance run-off segments. Finally, the decrease is due to policy cancellations during the three months ended September 30, 2006. This decrease is offset by new ceded treaties entered into in our specialty insurance run-off segment relating to our surety and technical risk property lines during the three months ended September 30, 2006.

Net premiums earned were $49.2 million for the three months ended September 30, 2006, compared to $100.5 million for the three months ended September 30, 2005. The decrease in our premiums earned was largely due to the significant adverse effects on our business arising from A.M. Best ratings downgrade in March 2006, the portfolio transfer to a third party reinsurer in the fourth quarter of 2005, referred to as the ‘‘Property Transaction’’, and our decision to cease underwriting or seeking new business for all of our lines of business, except for our Lloyd's syndicate. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $105.5 million at September 30, 2006 and we expect it will be earned and recognized in our results of operations in future periods or it will be returned to our clients under cancellation and commutation agreements. We expect that our net premiums earned and unearned premium reserves will continue to decrease significantly.

Technical services revenues.  Technical services revenues were $0.8 million for the three months ended September 30, 2006, compared to $8.6 million for the three months ended September 30, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005. This remediation program is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2005. We expect that our technical services revenues will continue to decrease in future periods as the remediation is closer to completion.

Net investment income and net realized (losses) gains.    Net investment income and net realized (losses) gains totaled $13.7 million for the three months ended September 30, 2006, an increase of $7.9 million, compared to $5.8 million for the three months ended September 30, 2005. This increase is primarily due to an increase in net investment income of $5.8 million attributable to an increase in our invested assets and higher market interest rates. The increase is also due to a decrease in net realized losses of $2.1 million.

Net investment income was $12.8 million for the three months ended September 30, 2006 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management and custodial fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.3% for the three months ended September 30, 2006 compared to 3.4% for the three months ended September 30, 2005, reflecting higher market interest rates. Net realized gains of $0.9 million were generated primarily from the sale of investments which were in an unrealized gain position as we sought to manage our total investment returns and the duration of our investment portfolios.

As of September 30, 2006, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately ‘‘AA+’’.

Other income.    Other income was $1.2 million for the three months ended September 30, 2006, compared to $1.9 million for the three months ended September 30, 2005. Other income for the three months ended September 30, 2006 includes amounts recognized on non-traditional insurance and reinsurance contracts of $1.0 million.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $30.2 million for the three months ended September 30, 2006, compared to $121.1 million for the three months ended September 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is primarily due to the 2005 hurricane losses incurred in the three months ended September 30, 2005 and to the decrease in our net premiums earned. The decrease is in part offset by increases in net losses and loss expenses compared to the three months ended September 30, 2005. This decrease is attributable to increases in some of our selected loss ratios, as described below.

During the three months ended September 30, 2006 we released reserves upon the commutation of two treaties in our casualty reinsurance line of business resulting in a profit of $0.6 million. We had favorable development of $0.1 million from the 2004 hurricanes. We also had adverse development of $1.2 million from the 2005 hurricanes and $0.1 million related to damages caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005.

During the three months ended September 30, 2005, we recorded losses of $63.6 million associated with the 2005 hurricanes. Our estimate of our exposure to ultimate claim costs associated with these hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes, tornado losses incurred in the three months ended March 31, 2006, the non-hurricane related losses and the oil pipeline losses, as of September 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 61.3% for the three months ended September 30, 2006, compared to a total net loss ratio of 120.5% for the three months ended September 30, 2005. The decrease in the total net loss ratio is primarily due to the 2005 hurricane losses incurred in the three months ended September 30, 2005 and favorable development during the three months ended September 30, 2006, as discussed above. This decrease was offset by higher selected loss ratios for our HBW program, professional and environmental product lines, compared to the three months ended September 30, 2005 and the adverse development incurred on the 2005 hurricanes during the three months ended September 30, 2006.

Acquisition expenses.    Acquisition expenses were $8.4 million for the three months ended September 30, 2006, compared to $23.0 million for the three months ended September 30, 2005. The decrease in acquisition expenses is primarily due to the decrease in our net premiums earned.

Our acquisition expense ratio for the three months ended September 30, 2006 was 17.1%, compared to our acquisition expense ratio of 22.9% for the three months ended September 30, 2005. The decrease in our acquisition ratio is mainly due to the decreased weighting of the net earned premium of our reinsurance run-off segment, which typically attracts higher acquisition costs than our insurance run-off segment, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and due to the lower sliding scale commissions on our HBW program given the increase in our selected loss ratios compared to the three months ended September 30, 2005. The decrease is in part offset by the accelerated recognition of the minimum ceded earned premium on our Lloyd's syndicate's excess of loss reinsurance treaties. Deferred acquisition costs include, as of September 30, 2006, $13.2 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    General and administrative expenses were $20.6 million for the three months ended September 30, 2006, compared to $30.7 million for the three months ended September 30, 2005. General and administrative expenses were comprised of $8.9 million of personnel related expenses (which are net of $0.9 million release of previously accrued severance costs) and $11.7 million of other general and administrative expenses during the three months ended September 30, 2006 compared to $12.1 million of personnel related expenses and $18.6 million of other expenses during the three months ended September 30, 2005. The decrease in general and administrative expenses is mainly due to the reduction of our personnel costs and technology expenses. This decrease was offset by increases in professional and legal fees related to our evaluation of strategic alternatives and increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance. General and administrative expenses related to our underwriting segment were $19.7 million for the three months ended September 30, 2006.

Our general and administrative expenses for the three months ended September 30, 2006 include $6.9 million related to our Lloyd’s segment, compared to $4.8 million for the three months ended September 30, 2005. The increase in our general and administrative expense was mainly due to the additional number of employees hired throughout 2005 and increases in Lloyd’s central fund and managing agent expenses. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our Lloyd’s segment.

Our general and administrative expense ratio was 41.8% for the three months ended September 30, 2006 compared to 30.5% for the three months ended September 30, 2005. The increase was mainly due to the impact of lower net earned premiums. This was offset by the lower number of employees as of September 30, 2006. In 2005, we changed the denominator in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written.

Interest expense.    Interest expense was $1.4 million for the three months ended September 30, 2006, compared to $1.2 million for the three months ended September 30, 2005 and relates to the interest expense on our floating rate junior subordinated debentures. The increase in the interest expense is due to higher interest rates compared to the three months ended September 30, 2005.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $0.7 million for the three months ended September 30, 2006, compared to $0.8 million for the three months ended September 30, 2005 and consisted of amortization of intangible assets related to the acquisition of licenses and depreciation of fixed assets.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended September 30, 2006, the net valuation allowance decreased by approximately $3.0 million, to $37.6 million.

Discontinued operations.

Effective September 15, 2006, we sold all of the equity interests of ESC, which was part of our technical services segment, to WSP for total consideration of $12.5 million represented by $11.5 million in cash, after certain post-closing adjustments plus forgiveness of intercompany debt of approximately $1.0 million.

We determined that the disposal of ESC should be reflected as a discontinued operation in accordance with FASB Statement No. 144, ‘‘Accounting for the Impairment or Disposal of Long-lived Assets’’ (‘‘FAS 144’’) and EITF 03-13, ‘‘Applying the conditions in Paragraph 42 of FAS 144 in Determining whether to report Discontinued Operations’’ (‘‘EITF 03-13’’). These results are reflected in the Condensed Consolidated Statement of Operations as (Loss) income from operations of discontinued operations. The presentation of the reclassified segmental footnote and the reclassified statements of operations include the previously eliminated inter-company transactions between ESC and us. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, for which we reclassified the prior periods amounts.

We recognized income on disposal of ESC of $0.7 million related to this transaction during the third quarter of 2006. This income on disposal is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

(Loss) income from operations of discontinued operations.    We recognized a loss from operations of discontinued operations of $0.9 million for the period from July 1, 2006 to September 15, 2006 as compared to income from operations of discontinued operations of $1.2 million for the three months ended September 30, 2005. Our results of operations of discontinued operations consists, in its entirety of revenues and expenses from ESC, which was sold on September 15, 2006.

Our loss and income from operations of ESC, previously included in the technical services segment, for the period from July 1, 2006 to September 15, 2006 and for the three months ended September 30, 2005, now reported in discontinued operations, are as follows:

	Period from July 1, 2006 to September 15, 2006	Three months ended September 30, 2005
Technical services revenues	$5,769	$16,849
Other income	3	52
Direct technical services costs	(3,743)	(13,133)
General and administrative expenses	(2,790)	(2,307)
Depreciation of fixed assets and amortization of intangible assets	(173)	(240)
Income tax expense	(2)	(7)
(Loss) income from operations of discontinued operations	$(936)	$1,214

ESC’s technical services revenues include the inter-company revenues charged by ESC to the QLT’s and to the Company’s underwriting segment which are more fully described in Note 4 to the Consolidated Financial Statements.

Technical services revenues.    Technical services revenues were $5.8 million for the period from July 1, 2006 to September 15, 2006 compared to $16.8 million for the three months ended September 30, 2005. The decrease is mainly due to ESC generating significant inter-company revenue in the second and third quarter of 2005 remediating QLT Buffalo LLC compared to the period from July 1, 2006 to September 15, 2006. In addition, the decrease is also due to our exit from the environmental insurance business.

Direct technical services costs.    Direct technical services costs were $3.7 million for the period from July 1, 2006 to September 15, 2006, compared to $13.1 million for the three months ended September 30, 2005, and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues were approximately 64.9% for the three months ended September 30, 2006 compared to 77.9% for the three months ended September 30, 2005.

General and administrative expenses.    General and administrative expenses were $2.8 million for the period from July 1, 2006 to September 15, 2006, compared to $2.3 million for the three months ended September 30, 2005 and consisted primarily of personnel related expenses.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $0.2 million for the period from July 1, 2006 to September 15, 2006 and three months ended September 30, 2005 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets.

Income on disposal of discontinued operations.    Income on disposal of discontinued operations was $0.7 million, as described below. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

Cash proceeds from WSP(1)	11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC(2)	(11,140)
Estimated transaction costs(3)	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from WSP include post closing adjustments.

(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.

(3)	Transaction costs include advisory fees directly associated with the sale, of which $0.6 million were paid to FBR, which is a related party.

Nine months ended September 30, 2006 and 2005

Results of operations for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
	($ in thousands)
Revenues
Gross premiums written	$141,075	$512,816
Net premiums written	$67,442	$386,206
Net premiums earned	$189,175	$297,040
Technical services revenues	2,947	9,793
Net investment income	35,350	18,403
Net realized losses on investments	(14,142)	(789)
Net foreign exchange losses	(1,951)	(336)
Other income	2,692	5,456
Total revenues	214,071	329,567
Expenses
Net losses and loss expenses	(134,178)	(241,234)
Acquisition expenses	(32,608)	(62,718)
General and administrative expenses	(84,048)	(74,146)
Interest expense	(4,036)	(2,971)
Depreciation and amortization of intangible assets	(1,983)	(2,159)
Total expenses	(256,853)	(383,228)
Loss from continuing operations before income taxes	(42,782)	(53,661)
Income taxes	47	470
Net loss from continuing operations	(42,829)	(54,131)
Dividends on preferred shares	(1,916)	—
Net loss from continuing operations available to common shareholders	(44,745)	(54,131)
Discontinued operations:
(Loss) income from operations of discontinued operations	(12,953)	2,933
Income on disposal of discontinued operations	704	—
Net loss available to common shareholders	$(56,994)	$(51,198)

Revenues.

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Europe and Bermuda. Technical services revenues were derived from the operations of QLT Buffalo LLC and QLT of Alabama, LLC. Income from discontinued operations was derived from the operations of ESC until its sale on September 15, 2006.

Premiums.    Gross premiums written were $141.1 million for the nine months ended September 30, 2006, compared to $512.8 million for the nine months ended September 30, 2005. The decrease in our gross premiums written was largely due to the significant adverse effects on our business following the A.M. Best downgrade and our decision, during the second quarter ended June 30, 2006, to cease underwriting or seeking new business (other than in our Lloyd’s syndicate) and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, as discussed above. It is also due to the impact of the Property Transaction, described above, and the reutn of premium following policy cancellation.

Our gross premiums written of $141.1 million for the nine months ended September 30, 2006 also include $64.6 million from our Lloyd's syndicate, $67.5 million from our HBW program which continued to generate gross premiums and $3.3 million in gross premium that is associated with reinsurance treaties we mostly entered into in 2005. In addition, we continue to receive gross premium from policies that have mandatory extension or renewals pursuant to state law.

Our returned gross premium associated with cancelled policies during the nine months ended September 30, 2006, which continues the trend of returned gross premium during the three months ended June 30, 2006, was as follows:

	Nine months ended September 30, 2006	Six months ended June 30, 2006
	($ in thousands)
Marine, technical and aviation	$15,624	$15,624
Environmental liability	13,079	5,095
Property	11,560	880
Casualty	11,144	845
Technical risk property	9,945	8,647
Trade credit and political risk	5,105	3,822
Professional liability	3,100	2,590
Fidelity and crime	2,922	2,844
Surety	2,129	1,379
Total	$74,608	$41,726

There was an insignificant amount of return premiums in the nine months ended September 30, 2005. However, there was $72.3 million of returned premium related to the Property Transaction and commutation agreements in the fourth quarter of 2005.

Premiums ceded were $73.6 million for the nine months ended September 30, 2006, compared to $126.6 million for the nine months ended September 30, 2005. The decrease in premiums ceded is mainly due to three factors. First, it reflects our lower gross written premium during the nine months ended September 30, 2006. Second, the decrease reflects the cancellation of ceded contracts in our specialty insurance and reinsurance run-off segments. Finally, the decrease is due to policy cancellations during the nine months ended September 30, 2006. This decrease is partially offset by new ceded treaties entered into in our specialty insurance run-off segment during the nine months ended September 30, 2006.

Net premiums earned were $189.2 million for the nine months ended September 30, 2006, compared to $297.0 million for the nine months ended September 30, 2005. The decrease in our premiums earned was largely due to the significant adverse effects on our business arising from A.M. Best ratings downgrade in March 2006, the portfolio transfer to the third party reinsurer under the Property Transaction during the three months ended September 30, 2005 and, to a lesser extent, our recent decision to cease underwriting or seeking new or renewal business for all of our lines of business, except for our Lloyd's syndicate. This decision, and the previous effects of the downgrade, resulted in policy cancellations. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $105.5 million at September 30, 2006 and we expect it will be earned and recognized in our results of operations in future periods or returned to our clients under cancellation or commutation agreements. Due to our decision to cease underwriting or seeking new business other than in our Lloyd’s syndicate and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we expect that our net premiums earned and unearned premium reserves will continue to decrease significantly.

Technical services revenues.  Technical services revenues were $2.9 million for the nine months ended September 30, 2006, compared to $9.8 million for the nine months ended September 30, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005. This program is now close to being fully remediated. We expect that our technical services revenues will decrease in future periods as a result of our environmental liability assumption programs becoming closer to being fully remediated.

Net investment income and net realized gains.    Net investment income and net realized gains totaled $21.2 million for the nine months ended September 30, 2006, an increase of $3.6 million, or 20.4%, compared to $17.6 million for the nine months ended September 30, 2005. The increase is primarily due to an increase in net investment income of $16.9 million attributable to an increase in our invested assets and higher market interest rates, and is offset by a decrease in net realized losses of $13.4 million, of which $11.1 million is attributable to other than temporary impairment losses recognized during the nine months ended September 30, 2006.

Net investment income was $35.3 million for the nine months ended September 30, 2006 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management and custodial fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.8% for the nine months ended September 30, 2006 compared to 3.3% for the nine months ended September 30, 2005, reflecting higher market interest rates. Net realized losses of $14.1 million were generated primarily from our other than temporary impairment charge of $11.1 million and also from the sale of investments which were in an unrealized loss position as we sought to manage our total investment returns and the duration of our investment portfolios.

As of September 30, 2006, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately ‘‘AA+’’.

Other income.    Other income was $2.7 million for the nine months ended September 30, 2006 as compared to $5.5 million for the nine months ended September 30, 2005. Other income for the nine months ended September 30, 2006 includes amounts recognized on non-traditional insurance and reinsurance contracts of $2.8 million, which are in part offset by a loss of $0.6 million on the Company's mortality-risk-linked derivative.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $134.2 million for the nine months ended September 30, 2006, compared to $241.2 million for the nine months ended September 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is primarily due to the 2005 hurricane losses incurred in the nine months ended September 30, 2005, to the decrease in our net premiums earned and to losses ceded to the third party reinsurer under the Property Transaction. The decrease is in part offset by increases in net losses and loss expenses compared to the nine months ended September 30, 2005 as a result of higher selected loss ratios in certain product lines, as described below.

During the nine months ended September 30, 2006, we recorded adverse development arising from the 2005 hurricanes of $5.1 million, $4.2 million of non-hurricane related losses reported in our marine, technical risk and aviation reinsurance product line, $3.9 million of losses related to a claim under our PWIB program (a property program that insures poultry and swine containment facilities) from tornado losses which occurred in March 2006, $0.8 million of adverse development arising from the 2004 hurricanes and $0.2 million of adverse development related to damages caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005.

This compares to net loss and loss expenses during the nine months ended September 30, 2005 of $68.5 million associated with the 2005 hurricanes and $7.5 million related to damages from a ruptured oil pipeline in California which was covered by an insurance contract issued by our environmental liability product line.

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

There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. In addition to the hurricanes, the tornado, the non-hurricane related marine, technical risk and aviation losses, and the oil pipeline losses, as of September 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 70.9% for the nine months ended September 30, 2006, compared to a total net loss ratio of 81.2% for the nine months ended September 30, 2005. The decrease in the total net loss ratio is primarily due to the decrease in the 2005 hurricane losses incurred in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This decrease was offset by the impact of the reported losses described above, by our lower net premiums earned base and also to higher selected loss ratios for our HBW program, professional and environmental product lines, compared to the nine months ended September 30, 2005.

Acquisition expenses.    Acquisition expenses were $32.6 million for the nine months ended September 30, 2006, compared to $62.7 million for the nine months ended September 30, 2005. The decrease in acquisition expenses is primarily due to the decrease in our net premiums earned.

Our acquisition expense ratio for the nine months ended September 30, 2006 was 17.2%, compared to our acquisition expense ratio of 21.1% for the nine months ended September 30, 2005. The decrease is due to four factors. First, during 2006, our earned premium was more heavily weighted towards specialty insurance run-off, which carries lower acquisition costs than specialty reinsurance run-off. Second, we are paying less fronting costs on our specialty insurance run-off lines because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our business. Third, the ceding commission income that we are recovering on our specialty insurance run-off segment's reinsurance treaties has increased as a result of the restructuring of those treaties during the second quarter of 2005. Finally, we paid less commission in our HBW program because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of September 30, 2006, $13.2 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    General and administrative expenses were $84.0 million for the nine months ended September 30, 2006, compared to $74.1 million for the nine months ended September 30, 2005. General and administrative expenses were comprised of $48.5 million of personnel related expenses (including $14.8 million of severance costs) and $35.5 million of other general and administrative expenses during the nine months ended September 30, 2006 compared to $36.9 million of personnel related expenses and $37.2 million of other expenses during the nine months ended September 30, 2005. The increase in general and administrative expenses is due primarily to our severance costs and increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance. The increase is also due to increases in professional and legal fees related to our evaluation of strategic alternatives and was partly offset by the reduction of our workforce during the nine months ended September 30, 2006. General and administrative expenses related to our underwriting segment was $79.8 million for the nine months ended September 30, 2006.

Our general and administrative expenses for the nine months ended September 30, 2006 included $21.5 million related to our Lloyd’s segment compared to $13.6 million for the nine months ended September 30, 2005. The increase in our general and administrative expense was due to the additional number of employees hired throughout 2005 and increases in Lloyd’s central fund and managing agent expenses. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our Lloyd’s segment.

Our general and administrative expense ratio was 44.4% for the nine months ended September 30, 2006, compared to our general and administrative expense ratio of 25.0% for the nine months ended September 30, 2005. The increase was mainly due to our severance costs and to the impact of lower net earned premiums. This increase was offset by the lower number of employees. In 2005, we changed the denominator in the calculation of our general and administrative expense ratio to net premiums earned, instead of net premiums written.

Interest expense.    Interest expense was $4.0 million for the nine months ended September 30, 2006, compared to $3.0 million for the nine months ended September 30, 2005 and relates to the interest expense on our floating rate junior subordinated debentures. The increase in the interest expense is due to the increase in the average balance of our junior subordinated debentures for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, following the issuance of $20.6 million securities in February 2005, and to an increase in the interest rates.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $2.0 million for the nine months ended September 30, 2006, compared to $2.2 million for the nine months ended September 30, 2005 and consisted of amortization of intangible assets related to the acquisition of licenses and depreciation of fixed assets.

Dividend on preferred shares.    Dividend expense was $1.9 million for the nine months ended September 30, 2006, compared to zero for the nine months ended September 30, 2005 and represents the dividend paid on our series A preferred shares that were issued in December 2005. As a result of the default triggered under our credit facility following A.M. Best's rating action in the second quarter of 2006, we were prohibited from paying any dividends. Therefore, the dividend expense for the nine months ended September 30, 2006 represents only the dividend paid in the three months ended March 31, 2006.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the nine months ended September 30, 2006, the net valuation allowance increased by approximately $12.8 million, to $37.6 million.

Discontinued operations.

(Loss) income from operations of discontinued operations.    (Loss) income from operations of discontinued operations was $(13.0) million forthe period from January 1, 2006 to September 15, 2006, a decrease of $15.9 million, compared to $2.9 million for the three months ended September 30, 2005 and consisted of revenues and expenses from ESC, which was sold on September 15, 2006.

(Loss) income from operations of ESC, previously included in the Technical services segment, for the period from January 1, 2006 to September 15, 2006, and the nine months ended September 30, 2005, now reported in discontinued operations are as follows:

	Period from January 1, 2006 to September 15, 2006	Nine months ended September 30, 2005
Technical services revenues	$21,954	$34,273
Other income	14	184
Direct technical services costs	(13,968)	(23,993)
General and administrative expenses	(7,725)	(6,799)
Loss on impairment of goodwill	(12,561)	—
Depreciation of fixed assets and amortization of intangible assets	(647)	(720)
Income tax expense	(20)	(12)
(Loss) income from operations of discontinued operations	$(12,953)	$2,933

ESC’s technical services revenues include the inter-company revenues charged by ESC to the QLT’s and to the Company’s underwriting segment.

Technical services revenues.    Technical services revenues were $22.0 million for the period from January 1, 2006 to September 15, 2006 compared to $34.3 million for the nine months ended September 30, 2005. The decrease is mainly due to ESC generating significant inter-company revenue in the second and third quarter of 2005 remediating QLT Buffalo, LLC compared to the period from January 1, 2006 to September 15, 2006. In addition, the decrease is also due to our exit from the environmental insurance business.

Direct technical services. costs.    Direct technical services costs were $14.0 million for the period from January 1, 2006 to September 15, 2006, compared to $24.0 million for the nine months ended September 30, 2005, and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues were approximately 63.6% for the January 1, 2006 to September 15, 2006 compared to 70.0% for the nine months ended September 30, 2005.

General and administrative expenses.    General and administrative expenses were $7.7 million for the period from period from January 1, 2006 to September 15, 2006, compared to $6.8 million for the nine months ended September 30, 2005 and consisted primarily of personnel related expenses.

Loss on impairment of goodwill.    Loss on impairment of goodwill was $12.6 million for the period from January 1, 2006 to September 15, 2006 and relates to the Company’s determination that the carrying value of its previously carried goodwill asset related to ESC was impaired during the second quarter of 2006.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $0.6 million for the period from January 1, 2006 to September 15, 2006, compared to $0.7 million for the nine months endedSeptember 30, 2005 and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets

Income on disposal of discontinued operations.    Income on disposal of discontinued operations was $0.7 million, as described below. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

Cash proceeds from WSP(1)	11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC(2)	(11,140)
Estimated transaction costs(3)	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from WSP include post closing adjustments.

(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.

(3)	Transaction costs include advisory fees directly associated with the sale, of which $0.6 million were paid to FBR, which is a related party.

Results by Segments

Underwriting

Prior to the second quarter of 2006, we principally provided insurance and reinsurance protection for risks that were often unusual or difficult to place, that did not fit the underwriting criteria of standard commercial product carriers and that required technical underwriting and assessment resources in order to be profitably underwritten.

We allocate indirect corporate general and administrative expenses among each of our segments, including those related to underwriting operations, as described above under ‘‘Segment Information’’.

During the three months ended September 30, 2006, following the decision of our Board of Directors in May 2006 to place most of our business in run-off, we changed the composition of our reportable segments such that the Lloyd's operating segment, which was previously aggregated with our specialty insurance run-off reportable segment, is a reportable segment. We also continue to earn premium in our insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited.

Following the sale of ESC, as described more fully above, our Technical services segment now consists of our environmental liability assumption programs, QLT Buffalo LLC and QLT of Alabama, LLC. The comparatives for the three and nine months ended September 30, 2005 have been reclassified to conform with the presentation of ESC as a discontinued operation for the three and nine months ended September 30, 2006.

The following is a discussion of our net underwriting results and profitability measures by segment for the three and nine months ended September 30, 2006 and 2005.

Three months ended September 30, 2006 and 2005

The following tables summarize our net underwriting results and profitability measures for our segments for the three months ended September 30, 2006 and 2005.

Specialty insurance run-off

	Three months ended September 30, 2006	Three months ended September 30, 2005	Change
	($ in thousands)
Gross premiums written	$(9,945)	$84,821	$(94,766)
Premiums ceded	665	(30,923)	31,588
Net premiums written	$(9,280)	$53,898	$(63,178)
Net premiums earned	$25,172	$40,515	$(15,343)
Other income (loss)	272	(42)	314
Net losses and loss expenses	(13,660)	(28,993)	15,333
Acquisition expenses	(3,583)	(7,654)	4,071
General and administrative expenses	(9,462)	(10,968)	1,506
Net underwriting income (loss)	$(1,261)	$(7,142)	$5,881
Ratios:
Loss and loss expense ratio	54.3%	71.6%	17.3%
Acquisition expense ratio	14.2%	18.9%	4.7%
General and administrative expense ratio	37.6%	27.1%	(10.5)%
Combined ratio	106.1%	117.6%	11.5%

Premiums.    Gross and net premiums written were $(9.9) million and $(9.3) million for the three months ended September 30, 2006 compared to $84.8 million and $53.9 million for the three months ended September 30, 2005. The decrease is due to the significant adverse effects on our business of the A.M. Best’s rating action and our subsequent decision to cease seeking new business and to run off our remaining business, other than our Lloyd’s business. This resulted in returned gross premium associated with policy cancellations of $11.9 million and non-renewals.Our gross and net premiums written will continue to significantly decrease in future periods.

Our returned gross premium associated with cancelled policies during the three months ended September 30, 2006, which continues the trend of returned gross premium during the three months ended June 30, 2006, are as follows:

	Three months ended September 30, 2006	Three months ended June 30, 2006
	($ in thousands)
Environmental liability	$7,984	$4,730
Technical risk property	1,298	3,612
Trade credit and political risk	1,283	3,659
Surety	750	1,149
Professional liability	510	1,964
Fidelity and crime	78	2,677
Total	$11,903	$17,791

There was an insignificant amount of return premiums in the three months ended September 30, 2005.

Premiums ceded were $(0.7) million during the three months ended September 30, 2006, compared to $30.9 million for the three months ended September 30, 2005. The decrease in premiums ceded is attributable to the decrease in gross premium written as described above. The decrease is in part offset by the 100% retrocession of certain risk classes within our HBW program.

Net premiums earned during the three months ended September 30, 2006 were $25.2 million, compared to $40.5 million for the three months ended September 30, 2005, representing the earning of premiums written and ceded during the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2006. The decrease in our net premiums earned is due to the effect of the A.M. Best's ratings downgrade, including policy cancellations and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance lines into orderly run-off. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $0.3 million for the three months ended September 30, 2006, compared to zero for the three months ended September 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $13.7 million for the three months ended September 30, 2006, compared to $29.0 million for the three months ended September 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is primarily due to significant losses related to the 2005 hurricanes incurred in the three months ended September 30, 2005 as described below. This decrease was offset by the higher selected loss ratios for our HBW program, professional and our environmental product lines in the three months ended September 30, 2006 as compared to loss ratios applicable to those lines in the three months ended September 30, 2005.

During the three months ended September 30, 2006, we recorded approximately $1.1 million of favorable development related to the release of reserves on expiring insurance contracts, mainly in our fidelity and surety lines of business, $0.1 million of adverse development related to the 2005 hurricanes and $0.1 million of adverse development on our oil pipeline loss. Included in net loss and loss expenses are $8.8 million related to the 2005 hurricanes during the three months ended September 30, 2005.

There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. Other than the hurricanes, the tornado losses that occurred in March 2006 and the oil pipeline loss, as of September 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

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

Our specialty insurance run-off segment net loss ratio was 54.3% for the three months ended September 30, 2006, compared to a net loss ratio of 71.6% for the three months ended September 30, 2005. The decrease in net losses and loss expenses is primarily due to the significant 2005 hurricanes losses incurred in the three months ended September 30, 2005 and the favorable development during the three months ended September 30, 2006, as discussed above. This decrease was offset by the higher selected loss ratios for our HBW program, professional and environmental product lines in the three months ended September 30, 2006 as compared to loss ratios applicable to those lines in the three months ended September 30, 2005.

Acquisition expenses.    Acquisition expenses were $3.6 million for the three months ended September 30, 2006, compared to $7.7 million for the three months ended September 30, 2005. The decrease in acquisition expenses is primarily due to the decrease in our net premiums earned. Acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 14.2% for the three months ended September 30, 2006, compared to 18.9% for the three months ended September 30, 2005. The decrease in our acquisition expense ratio is due to lower commissions on our HBW program because the contracts contain sliding scale commissions that vary with changes in the selected loss ratio and due to us incurring less fronting costs on our specialty insurance run-off lines because we are licensed in more states. Deferred acquisition costs include, as of September 30, 2006, $7.6 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $9.5 million for the three months ended September 30, 2006, compared to $11.0 million for the three months ended September 30, 2005. The decrease in our general and administrative expense was mainly due to the reduction of our workforce during 2006. The decrease was offset by increases in professional fees related to our evaluation of strategic alternatives and increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our specialty insurance run-off segment. Our general and administrative expense ratio increased to 37.6% for the three months ended September 30, 2006, compared to 27.1% for the three months ended September 30, 2005 mainly due to the impact of the reduced net earned premium, as described above and is offset by the reduction of our workforce during 2006.

Specialty reinsurance run-off

	Three months ended September 30, 2006	Three months ended September 30, 2005	Change
	($ in thousands)
Gross premiums written	$(18,811)	$74,194	$(93,005)
Premiums ceded	10,243	(20,319)	30,562
Net premiums written	$(8,568)	$53,875	$(62,443)
Net premiums earned	$8,565	$49,512	$(40,947)
Other income	829	865	(36)
Net losses and loss expenses	(4,641)	(85,582)	80,941
Acquisition expenses	(1,708)	(13,718)	12,010
General and administrative expenses	(3,363)	(6,229)	2,866
Net underwriting loss	$(318)	$(55,152)	$54,834
Ratios:
Loss and loss expense ratio	54.2%	172.9%	118.7%
Acquisition expense ratio	19.9%	27.7%	7.8%
General and administrative expense ratio	39.3%	12.6%	(26.7)%
Combined ratio	113.4%	213.2%	99.8%

Premiums.    Gross and net premiums written were $(18.8) million and $(8.6) million for the three months ended September 30, 2006 compared to $74.2 million and $53.9 million of gross and net premiums for the three months ended September 30, 2005. The decrease in our specialty reinsurance run-off segment's net premiums written reflects our decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off. The decrease also reflects the adverse effects of A.M. Best's ratings downgrade, including gross returned premium associated with policy cancellations of $21.0 million in our property and casualty reinsurance lines of business in the three months ended September 30, 2006. There is no impact on our property reinsurance line’s net written premium for the three months ended September 30, 2006 from the downward premium estimates given the Property Transaction. Net premiums written have also decreased in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 as a result of the Property Transaction.

Our returned gross premium associated with cancelled policies during the three months ended September 30, 2006, which continues the trend of returned gross premium during the three months ended June 30, 2006, are as follows:

	Three months ended September 30, 2006	Three months ended June 30, 2006
	($ in thousands)
Property	$10,680	$47
Casualty	10,299	755
Total	$20,979	$802

There was an insignificant amount of return premiums in the three months ended September 30, 2005.

Ceded premiums were $(10.2) million during the three months ended September 30, 2006, compared to $20.3 million for the three months ended September 30, 2005. The decrease in our ceded premiums written is attributable to the purchase, during the three months ended September 30, 2005, of additional retrocession protection, including reinstatement premiums, for our specialty reinsurance run-off marine, technical risk and aviation product line and is in part offset by cancelled ceded premium under the Property Transaction as a result of the reduction in premium estimates described above. We obtained the retrocession protection to help limit our net loss exposures to natural catastrophe events in 2005. These retrocession treaties provided us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums are earned over the period of each insured risk.

Net premiums earned were $8.6 million for the three months ended September 30, 2006, compared to $49.5 million for the three months ended September 30, 2005. The decrease is mainly due to four factors. First, it reflects the impact of the Property Transaction. Second, it reflects the impact of writing lower net premiums as a result of the A.M. Best ratings downgrade. Third, the decrease is due to the cancellation of treaties in our casualty reinsurance line of business. Finally, it is due to our decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Other income.    Other income was $0.9 million for the three months ended September 30, 2006 compared to $0.9 million for the three months ended September 30, 2005, and related to income, including fees, recognized on non-traditional reinsurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $4.6 million for the three months ended September 30, 2006, compared to $85.6 million for the three months ended September 30, 2005. The decrease in net losses and loss expenses incurred was mainly due to the significant losses resulting from the 2005 hurricanes incurred in the three months ended September 30, 2005 and also due to the decrease in our net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

During the three months ended September 30, 2006, we recorded favorable development of $1.8 million related to the release of reserves on expired contracts based on updated bordereau reports from cedants, which includes $0.6 million reduction in net losses and loss expenses related to the commutation of two treaties in our casualty reinsurance line of business. In addition, we recorded adverse development from the 2005 hurricanes of $1.1 million and favorable development of $0.1 million from the 2004 hurricanes. This compares to the recording of losses during the three months ended September 30, 2005 of $54.7 million from the 2005 hurricanes.

Our estimate of our exposure to ultimate claim costs associated with the 2004 and 2005 hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than the hurricane losses and new non-hurricane marine, technical risk and aviation losses, as of September 30, 2006, we have received a limited amount of large reported losses in our specialty reinsurance run-off segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our specialty reinsurance run-off segment net loss ratio was 54.2% for the three months ended September 30, 2006, compared to 172.9% for the three months ended September 30, 2005. The decrease in the specialty reinsurance run-off segment net loss ratio is mainly due to the significant losses resulting from the 2005 hurricanes, which were incurred in the three months ended September 30, 2005 and the favorable development during the three months ended September 30, 2006, as discussed above.

Acquisition expenses.    Acquisition expenses were $1.7 million for the three months ended September 30, 2006, compared to $13.7 million for the three months ended September 30, 2005. The decrease in acquisition expenses was due to the decrease in our net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 19.9% for the three months ended September 30, 2006, compared to 27.7% for the three months ended September 30, 2005. The decrease is due to an increased weighting of the net earned premium in our reinsurance portfolio, following the cancellation and expiration of contracts, towards contracts written with lower acquisition costs. Deferred acquisition costs include, as of September 30, 2006, $0.8 million of acquisition expenses on written contracts of reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $3.4 million for the three months ended September 30, 2006, compared to $6.2 million for the three months ended September 30, 2005. The decrease in general and administrative expenses is mainly due to the reduction of our workforce during 2006. Our general and administrative expense ratio was 39.3% for the three months ended September 30, 2006, an increase of 26.7%, compared to 12.6% for the three months ended September 30, 2005. The increase in our general and administrative expense ratio was mainly due to the decrease in our net premiums earned, the impact of which offsets the impact of reducing our workforce.

Lloyd’s

	Three months ended September 30, 2006	Three months ended September 30, 2005	Change
	($ in thousands)
Gross premiums written	$22,063	$12,527	$9,536
Premiums ceded	(9,632)	(4,335)	(5,297)
Net premiums written	$12,431	$8,192	$4,239
Net premiums earned	$15,465	$10,519	$4,946
Net losses and loss expenses	(11,852)	(6,557)	(5,295)
Acquisition expenses	(3,124)	(1,626)	(1,498)
General and administrative expenses	(6,888)	(4,767)	(2,121)
Net underwriting loss	$(6,399)	$(2,431)	$(3,968)
Ratios:
Loss and loss expense ratio	76.6%	62.3%	(14.3)%
Acquisition expense ratio	20.2%	15.5%	(4.7)%
General and administrative expense ratio	44.5%	45.3%	0.8%
Combined ratio	141.3%	123.1%	(18.2)%

Premiums.    Gross and net premiums written were $22.1 million and $12.4 million for the three months ended September 30, 2006 compared to $12.5 million and $8.2 million for the three months ended September 30, 2005. The increase in our gross premiums written was largely due to the continued growth in our Lloyd’s segment, which commenced operation in 2004. This increase was offset by the adverse effects on our Lloyd’s business following A.M. Best's ratings downgrade in March 2006 of other members of the Quanta group.

Our gross and net premiums written will significantly decrease in future periods and the proportion of the contribution from our Lloyd's business will increase significantly. We believe that we are currently seeing a challenging business environment for our Lloyd's business and we expect this trend to continue.

The table below shows gross and net premiums written by product line for the three months ended September 30, 2006 and 2005 whether written on a traditional insurance, programs or structured basis.

	Three months ended September 30, 2006		Three months ended September 30, 2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Fidelity, crime and professional liability	$20,112	$11,209	$12,527	$8,192
Specie and fine art	1,941	1,224	—	—
Kidnap and ransom	10	(2)	—	—
Total	$22,063	$12,431	$12,527	$8,192

Premiums ceded were $9.6 million during the three months ended September 30, 2006, an increase of $5.3 million, compared to $4.3 million for the three months ended September 30, 2005. The increase in premiums ceded is attributable to the increase in our gross premiums written and the impact of accelerating the minimum ceded earned premium on our excess of loss reinsurance treaties.

Net premiums earned during the three months ended September 30, 2006 were $15.5 million, an increase of $5.0 million, or 47.0%, compared to $10.5 million for the three months ended September 30, 2005, representing amortization of premiums written and ceded during the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2006. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $11.9 million for the three months ended September 30, 2006, an increase of $5.3 million, or 80.8%, compared to $6.6 million for the three months ended September 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in net premiums earned and to the higher selected loss ratios for our Lloyd's syndicate in the three months ended September 30, 2006 as compared to loss ratios applicable to those lines in the three months ended September 30, 2005 and also due to the impact of accelerating the minimum ceded earned premium on our excess of loss reinsurance treaties.

We have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our Lloyd’s segment net loss ratio was 76.6% for the three months ended September 30, 2006, an increase of 14.3% compared to a net loss ratio of 62.3% for the three months ended September 30, 2005. The increase in the net loss ratio is primarily due to the higher selected loss ratios for our Lloyd's syndicate in the three months ended September 30, 2006 as compared to loss ratios applicable to this line in the three months ended September 30, 2005. The increase is also due to the impact of accelerating the minimum ceded earned premium on our excess of loss reinsurance treaties.

Acquisition expenses.    Acquisition expenses were $3.1 million for the three months ended September 30, 2006 an increase of $1.5 million, or 92.1%, compared to $1.6 million for the three months ended September 30, 2005. The increase in acquisition expenses was due to the increase in the number of insurance contracts entered into and the associated net premiums earned. Acquisition expenses primarily represented brokerage fees and commission fees and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 20.2% for the three months ended September 30, 2006, an increase of 4.7% compared to 15.5% for the three months ended September 30, 2005. The increase in our acquisition expense ratio was due to the impact of accelerating the minimum ceded earned premium on our excess of loss reinsurance treaties. Deferred acquisition costs include, as of September 30, 2006, $4.8 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $6.9 million for the three months ended September 30, 2006, an increase of $2.2 million, or 45.9%, compared to $4.8 million for the three months ended September 30, 2005. The increase in our general and administrative expense was mainly due to the additional number of employees hired throughout 2005 and increases in Lloyd’s central fund and managing agent expenses. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our Lloyd’s segment. Our general and administrative expense ratio decreased to 44.5% for the three months ended September 30, 2006, compared to 45.3% for the three months ended September 30, 2005 mainly due to increase in net premiums earned offsetting the impact of the additional number of employees and increases in Lloyd’s central fund and Managing Agent expenses.

Technical services

	Three months ended September 30, 2006	Three months ended September 30, 2005	Change
	($ in thousands)
Technical services revenues	$752	$8,623	$(7,871)
Other income	58	983	(925)
General and administrative expenses	(865)	(8,711)	7,846
Net technical services income	$(55)	$895	$(950)

Technical services revenues.    Technical services revenues were $0.8 million for the three months ended September 30, 2006, compared to $8.6 million for the three months ended September 30, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005. The remediation is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2005. We expect that our technical services revenues will continue to decrease in future periods as the remediation is closer to completion.

Other income.    We recorded $0.1 million of other income for the three months ended September 30, 2006 compared to $1.0 million for the three months ended September 30, 2005. The other income during the three months ended September 30, 2005 was primarily generated from our liability assumption program in Buffalo, New York. This income primarily represents the amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability which is initially deferred in the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage of completion method.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $0.9 million for the three months ended September 30, 2006, compared to $8.7 million for the three months ended September 30, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005, and this program is now close to being fully.

Nine months ended September 30, 2006 and 2005

The following tables summarize our net underwriting results and profitability measures for our segments for the nine months ended September 30, 2006 and 2005.

Specialty insurance run-off

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Change
	($ in thousands)
Gross premiums written	$73,204	$245,573	$(172,369)
Premiums ceded	(38,396)	(83,273)	44,877
Net premiums written	$34,808	$162,300	$(127,492)
Net premiums earned	$101,688	$119,350	$(17,662)
Other income	502	787	(285)
Net losses and loss expenses	(63,632)	(79,620)	15,988
Acquisition expenses	(14,156)	(20,312)	6,156
General and administrative expenses	(43,906)	(32,407)	11,499
Net underwriting loss	$(19,504)	$(12,202)	$(7,302)
Ratios:
Loss and loss expense ratio	62.6%	66.7%	4.1%
Acquisition expense ratio	13.9%	17.0%	3.1%
General and administrative expense ratio	43.2%	27.2%	(16.0)%
Combined ratio	119.7%	110.9%	(8.8)%

Premiums.    Gross and net premiums written were $73.2 million and $34.8 million for the nine months ended September 30, 2006 compared to $245.6 million and $162.3 million for the nine months ended September 30, 2005. The decrease in our gross premiums written was largely due to the significant adverse effects on our business including returned gross premium associated with policy cancellations of $36.3 million and non-renewal arising from A.M. Best's ratings downgrade in March 2006, and our decision, during the second quarter of 2006, to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, as discussed above. Our gross and net premiums written will significantly decrease in future periods.

We are no longer underwriting or seeking new business and we placed most of our remaining specialty insurance lines of business into orderly run-off.

Our returned gross premium associated with cancelled policies during the nine months ended September 30, 2006, which continues the trend of returned gross premium during the six months ended June 30, 2006, are as follows:

	Nine months ended September 30, 2006	Six months ended June 30, 2006
	($ in thousands)
Environmental liability	$13,079	$5,095
Technical risk property	9,945	8,647
Trade credit and political risk	5,105	3,822
Professional liability	3,100	2,590
Fidelity and crime	2,922	2,844
Surety	2,129	1,379
Total	$36,280	$24,377

There was an insignificant amount of return premiums in the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we wrote, in our technical risk property product line, the HBW program, which accounted for approximately $32.5 million, or 79.3%, of the technical risk property line of business net premiums written in the nine months ended September 30, 2006. The HBW program accounted for $129.3 million, or 90.3%, of the technical risk property product line and 52.7% of the total specialty insurance run-off segment net premiums written for the nine months ended September 30, 2005. Our HBW gross and net premiums written will significantly decrease in future periods. The policies in the HBW program are underwritten by a third-party agent which follows our underwriting guidelines. We believe that this agent is an established specialist in this technical field. Our HBW gross premiums written during the nine months ended September 30, 2006 are summarized in the table below by specialty risk class:

($ in millions)
Casualty	$55.3
Warranty*	7.6
Property	4.6
Total	$67.5

*	Warranty is written as reinsurance.

Premiums ceded were $38.4 million during the nine months ended September 30, 2006, compared to $83.3 million for the nine months ended September 30, 2005. The decrease in premiums ceded reflects the decrease in our gross premium written described above and is in part offset by an increase in the retrocession of the casualty specialty risk class related to our HBW program compared to the nine months ended September 30, 2005.

Net premiums earned during the nine months ended September 30, 2006 were $101.7 million, compared to $162.3 million for the nine months ended September 30, 2005, representing the earning of premiums written and ceded during the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2006. The decrease in our net premiums earned was largely due to the effect of the A.M. Best's ratings downgrade, including policy cancellations, and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance lines of business into orderly run-off. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $0.5 million for the nine months ended September 30, 2006, compared to $0.8 million for the nine months ended September 30, 2005 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $63.6 million for the nine months ended September 30, 2006, compared to $79.6 million for the nine months ended September 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. The decrease in net losses and loss expenses incurred was mainly due to the losses resulting from the 2005 hurricanes incurred in the nine months ended September 30, 2005 and a decrease in our net premiums earned. This decrease was offset by higher selected loss ratios for our HBW program and our environmental insurance in the nine months ended September 30, 2006 as compared to loss ratios applicable to those lines in the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we recorded $3.9 million of specific losses incurred during the nine months ended September 30, 2006 related to a claim under our PWIB program from tornado losses occurring in March 2006 and adverse development of $0.1 million related to damages caused by a rupture to an oil pipeline in California during a mudslide in the first quarter of 2005, which was covered by an insurance contract issued by our environmental liability product line. This compares to net loss and loss expenses recorded during the nine months ended September 30, 2005 of $8.8 million associated to the 2005 hurricanes and $7.5 million of losses related to the ruptured oil pipeline in California.

There remains the possibility of further negative development on our oil pipeline loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. Other than the hurricanes, the tornado and the oil pipeline losses, as of September 30, 2006, we have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our specialty insurance run-off segment net loss ratio was 62.6% for the nine months ended September 30, 2006, compared to a net loss ratio of 66.7% for the nine months ended September 30, 2005. The decrease in the specialty insurance run-off segment net loss ratio is primarily due to the losses incurred in the nine months ended September 30, 2005 resulting from the 2005 hurricanes and from the oil pipeline described above. This decrease was offset by the higher selected loss ratios for our HBW program and our environmental insurance line of business in the nine months ended September 30, 2006 as compared to loss ratios applicable to those lines and the losses incurred relating to the tornado in the nine months ended September 30, 2005.

Acquisition expenses.    Acquisition expenses were $14.2 million for the nine months ended September 30, 2006 compared to $20.3 million for the nine months ended September 30, 2005. The decrease in acquisition expenses was due to the lower net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 13.9% for the nine months ended September 30, 2006, compared to 17.0% for the nine months ended September 30, 2005. The decrease is mainly due to the increase in our ceding commission income that we are recovering on our specialty insurance segment's reinsurance treaties increasing as a result of the restructuring of those treaties during the second quarter of 2005. The decrease in our acquisition expense ratio was due to us incurring less commission on our HBW program because the contracts contain sliding scale commissions that vary with changes in the selected loss ratio and due to us paying less fronting costs on our specialty insurance run-off lines because we are licensed in more states. Deferred acquisition costs include, as of September 30, 2006, $7.6 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $43.9 million for the nine months ended September 30 2006, compared to $32.4 million for the nine months ended September 30, 2005. The increase in our general and administrative expense was due to severance costs and the additional number of employees hired throughout 2005. The increase is also attributed to increases in professional fees related to our evaluation of strategic alternatives and increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our specialty insurance run-off segment. Our general and administrative expense ratio increased to 43.2% for the nine months ended September 30, 2006, compared to 27.2% for the nine months ended September 30, 2005 mainly due to severance costs.

Specialty reinsurance run-off

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Change
	($ in thousands)
Gross premiums written	$3,263	$213,757	$(210,494)
Premiums ceded	(13,650)	(31,666)	18,016
Net premiums written	$(10,387)	$182,091	$(192,478)
Net premiums earned	$39,317	$156,014	$(116,697)
Other income	2,511	2,413	98
Net losses and loss expenses	(32,768)	(149,034)	116,266
Acquisition expenses	(9,552)	(39,505)	29,953
General and administrative expenses	(14,441)	(17,527)	3,086
Net underwriting loss	$(14,933)	$(47,639)	$32,706
Ratios:
Loss and loss expense ratio	83.3%	95.5%	12.2%
Acquisition expense ratio	24.3%	25.3%	1.0%
General and administrative expense ratio	36.7%	11.2%	(25.5)%
Combined ratio	144.3%	132.0%	(12.3)%

Premiums.    Gross and net premiums written were $3.3 million and $(10.4) million for the nine months ended September 30, 2006 compared to $213.8 million and $182.1 million of gross and net premiums for the nine months ended September 30, 2005. The decrease in our specialty reinsurance run-off segment's net premiums written reflects the adverse effects of A.M. Best's ratings downgrade and our decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off. Our gross premiums written includes $38.3 million in returned gross premium associated with policy cancellation and $78.8 million from the property reinsurance business (which was subject to the Property Transaction).

Our returned gross premium associated with cancelled policies during the nine months ended September 30, 2006, which continues the trend of returned gross premium during the six months ended June 30, 2006, are as follows:

	Nine months ended September 30, 2006	Six months ended June 30, 2006
	($ in thousands)
Marine, technical and aviation	$15,624	$15,624
Property	11,560	880
Casualty	11,144	845
Total	$38,328	$17,349

There was an insignificant amount of return premiums in the nine months ended September 30, 2005.

Ceded premiums were $13.7 million during the nine months ended September 30, 2006, compared to $31.7 million for the nine months ended September 30, 2005. The decrease in our ceded premiums written reflects the purchase of additional retrocession protection, including reinstatement premiums, for our property and marine, technical risk and aviation product lines during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we have not purchased as much retrocessional protection given our reduced exposure following the expiration and cancellation of contracts in our reinsurance lines of business. We obtained the retrocession protection to help limit our net loss exposures to natural catastrophe events. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums are earned over the period of each insured risk.

Net premiums earned of $39.3 million for the nine months ended September 30, 2006, compared to $156.0 million for the nine months ended September 30, 2005. The decrease is due to four factors. First, it reflects the impact of writing lower net premiums as a result of the A.M. Best ratings downgrade. Second, it is due to the impact of the Property Transaction. Third, the decrease reflects the impact of the decision to cease underwriting or seeking new business and to place all of our remaining specialty reinsurance lines of business into orderly run-off. Fourth, it is due to the cancellation of policies during the nine months ended September 30, 2006. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Other income.    Other income was $2.5 million for the nine months ended September 30, 2006, compared to $2.4 million for the nine months ended September 30, 2005, and related to income, including fees, recognized on non-traditional reinsurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $32.8 million for the nine months ended September 30, 2006, compared to $149.0 million for the nine months ended September 30, 2005. The decrease in net losses and loss expenses incurred was due to the losses resulting from the 2005 hurricanes incurred in the nine months ended September 30, 2005 and to the decrease in our net premiums earned as discussed above. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

During the nine months ended September 30, 2006 we recorded adverse development on the loss estimates on contracts of reinsurance insuring claims arising from the 2005 hurricanes of $5.1 million, new reported non-hurricane marine, technical risk and aviation reinsurance losses of $4.2 million and adverse development on the 2004 hurricanes of $0.8 million. During the nine months ended September 30, 2005 we recorded $54.7 million of losses resulting from the 2005 hurricanes.

Our estimate of our exposure to ultimate claim costs associated with these hurricanes is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate. Other than the hurricane losses and the non-hurricane marine reinsurance losses, as of September 30, 2006, we have received a limited amount of large reported losses in our specialty reinsurance run-off segment. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our specialty reinsurance run-off segment net loss ratio was 83.3% for the nine months ended September 30, 2006, compared to 95.5% for the nine months ended September 30, 2005. The decrease in the specialty reinsurance run-off segment net loss ratio is mainly due to the losses resulting from the 2005 hurricanes incurred in the nine months ended September 30, 2005. This decrease was offset by adverse development on the 2004 and 2005 hurricanes and the non-hurricane marine reinsurance losses reported during the second quarter of 2006 and reduced net premiums earned during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Acquisition expenses.    Acquisition expenses were $9.6 million for the nine months ended September 30, 2006, compared to $39.5 million for the nine months ended September 30, 2005. The decrease in acquisition expenses was due to the decrease in our net premiums earned as described above. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 24.3% for the nine months ended September 30, 2006, which is comparable to 25.3% for the nine months ended September 30, 2005. Deferred acquisition costs include, as of September 30, 2006, $0.8 million of acquisition expenses on written contracts of reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $14.4 million for the nine months ended September 30, 2006 compared to $17.5 million for the nine months ended September 30, 2005. The decrease is primarily attributable to the reduction of our workforce during 2006. This decrease was partially offset by severance costs, increases in professional fees related to our evaluation of strategic alternatives, auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our specialty reinsurance run-off segment. Our general and administrative expense ratio was 36.7% for the nine months ended September 30, 2006 compared to 11.2% for the nine months ended September 30, 2005, the increase reflecting the increase in severance and other allocated costs and the decrease in net premiums earned.

Lloyd’s

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Change
	($ in thousands)
Gross premiums written	$64,608	$53,486	$11,122
Premiums ceded	(21,587)	(11,671)	(9,916)
Net premiums written	$43,021	$41,815	$1,206
Net premiums earned	$48,170	$21,676	$26,494
Net losses and loss expenses	(37,778)	(12,580)	(25,198)
Acquisition expenses	(8,900)	(2,901)	(5,999)
General and administrative expenses	(21,451)	(13,639)	(7,812)
Net underwriting loss	$(19,959)	$(7,444)	$(12,515)
Ratios:
Loss and loss expense ratio	78.4%	58.0%	(20.4)%
Acquisition expense ratio	18.5%	13.4%	(5.1)%
General and administrative expense ratio	44.2%	62.9%	18.7%
Combined ratio	141.1%	134.3%	(6.8)%

Premiums.    Gross and net premiums written were $64.6 million and $43.0 million for the nine months ended September 30, 2006 compared to $53.5 million and $41.8 million for the nine months ended September 30, 2005. The increase in our gross premiums written was largely due to the continued growth in our Lloyd’s segment, which commenced operations in December 2004. This increase was offset by the adverse effects on our Lloyd’s business following A.M. Best's ratings downgrade in March 2006 of other members of the Quanta group.

The table below shows gross and net premiums written by product line for the nine months ended September 30, 2006 and 2005 whether written on a traditional insurance, programs or structured basis:

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Fidelity, crime and professional liability	$61,022	$40,360	$53,486	$41,815
Specie and fine art	3,567	2,656	—	—
Kidnap and ransom	19	5	—	—
Total	$64,608	$43,021	$53,486	$41,815

Premiums ceded were $21.6 million during the nine months ended September 30, 2006, an increase of $9.9 million, or 85.0%, compared to $11.7 million for the nine months ended September 30, 2005. The increase in premiums ceded reflects the increase in our gross premium written described above and reflects the acceleration of minimum ceded written premium relating to our Lloyd's excess of loss reinsurance treaties.

Net premiums earned during the nine months ended September 30, 2006 were $48.2 million, an increase of $26.5 million, compared to $21.7 million for the nine months ended September 30, 2005, representing amortization of premiums written and ceded during the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2006. The increase in our net premiums earned was largely due to the growth of our net premiums written from our Lloyds syndicate, which commenced in December 2004. This increase was partially offset by the effect of the A.M. Best's ratings downgrade and the acceleration of the minimum ceded earned premium described above. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $37.8 million for the nine months ended September 30, 2006, an increase of $25.2 million, compared to $12.6 million for the nine months ended September 30, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in our net premiums earned and to higher selected loss ratios for the professional insurance written in our Lloyd's syndicate in the nine months ended September 30, 2006 as compared to loss ratios applicable to this line in the nine months ended September 30, 2005.

We have received a limited amount of large reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our Lloyd’s segment net loss ratio was 78.4% for the nine months ended September 30, 2006 an increase of 20.4% compared to a net loss ratio of 58.0% for the nine months ended September 30, 2005. The increase in the Lloyd’s segment net loss ratio is primarily due to the higher selected loss ratios for the professional insurance written in our Lloyd's syndicate and the acceleration of our ceded earned premium relating to our Lloyd’s excess of loss reinsurance treaties in the nine months ended September 30, 2006 as compared to loss ratios applicable to this line in the nine months ended September 30, 2005.

Acquisition expenses.    Acquisition expenses were $8.9 million for the nine months ended September 30, 2006 an increase of $6.0 million, compared to $2.9 million for the nine months ended September 30, 2005. The increase in acquisition expenses was due to the increase in the historical number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees and commission fees and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 18.5% for the nine months ended September 30, 2006, an increase of 5.1%, compared to 13.4% for the nine months ended September 30, 2005. The increase in our acquisition expense ratio was due to the acceleration of ceded earned premium during the nine months ended September 30, 2006 reducing net premiums earned. Deferred acquisition costs include, as of September 30, 2006, $4.8 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct and allocated indirect general and administrative expenses totaled $21.5 million for the nine months ended September 30 2006 an increase of $7.9 million, or 57.3%, compared to $13.6 million for the nine months ended September 30, 2005. The increase in our general and administrative expense was due to the additional number of employees hired throughout 2005 and increases in Lloyd’s central fund and managing agent expenses. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our Lloyd’s segment. Our general and administrative expense ratio decreased to 44.2% for the nine months ended September 30, 2006, a decrease of 18.7%, compared to 62.9% for the nine months ended September 30, 2005 mainly due to the increase in net earned premium offsetting the increase in general and administrative expenses.

Technical services

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Change
	($ in thousands)
Technical services revenues	$2,947	$9,793	$(6,846)
Other income	215	1,704	(1,489)
General and administrative expenses	(4,250)	(10,573)	6,323
Net technical services (loss) income	$(1,088)	$924	$(2,012)

Technical services revenues.    Technical services revenues were $2.9 million for the nine months ended September 30, 2006, compared to $9.8 million for the nine months ended September 30, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005. The remediation is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2005. We expect that our technical services revenues will continue to decrease in future periods as the remediation is closer to completion.

Other income.    Other income totaled $0.2 million for the nine months ended September 30, 2006, compared to $1.7 million for the nine months ended September 30, 2005. The other income during the nine months ended September 30, 2005 was primarily generated from our liability assumption program in Buffalo, New York. This income primarily represents the amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability, which is initially deferred in the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage of completion method.

General and administrative expenses.    Direct and indirect allocated general and administrative expenses were $4.3 million for the nine months ended September 30, 2006, compared to $10.6 million for the nine months ended September 30, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005, and this program is now close to being fully remediated.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. Quanta Holdings' assets consist of investments in its subsidiaries through which we have historically conducted substantially all of our insurance, reinsurance and technical services operations. As of September 30, 2006, we had subsidiaries in the U.S., Bermuda, Ireland and the U.K., including Syndicate 4000.

As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses, the payment of principal and interest on current and future borrowings, dividends on our preferred shares, taxes, and the payment of other obligations. Funds to meet these obligations are expected to come from dividends, interest and other statutorily permissible payments from our operating subsidiaries. We believe our operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends that these subsidiaries can pay to us. In addition, following the withdrawal of our A.M. Best rating, the Bermuda Monetary Authority, the regulator of our most significant subsidiary, Quanta Bermuda amended Quanta Bermuda's license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new transactions. There are also significant restrictions regarding our ability to remove the funds deposited to support our underwriting capacity of our Lloyd's syndicate. We are working with applicable regulatory authorities to facilitate our ability, as the business we wrote expires over time, to pay dividends from our insurance operating subsidiaries to the holding company. The paying of dividends to the holding company will require regulatory approval. In addition, because we have regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as ‘‘stacked subsidiaries,’’ obtaining approval to dividend funds requires the approval of a number of regulators before the funds actually reach Quanta Holdings. Working with these regulators takes a significant amount of time and we will be required to meet many conditions.

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

As of September 30, 2006, we had cash and cash equivalents and investments of approximately $977.7 million. We estimate that our cash and cash equivalents and investment balances include approximately $263.6 million that is pledged as collateral for letters of credit, approximately $185.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $175.0 million that is held by Lloyd's to support our underwriting activities, $40.9 million held in trust funds that are related to our deposit liabilities and $32.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $280.7 million, including net cash of approximately $46.2 million. Of the $280.7 million, approximately $234.5 million represents net unrestricted investments held by our operating subsidiaries of which approximately $30.0 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Speciality Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Bermuda, hold approximately $204.5 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements.

Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrades. Some of these insurance and reinsurance contracts also require us to post additional security. Further, the downgrade in our rating from ‘‘B++’’ (very good) to ‘‘B’’ (Fair) has triggered additional termination provisions and required the posting of additional security in certain of our other insurance and reinsurance contracts. We were required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. In addition, many of our insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. Accordingly, we may also elect to post security under these other contracts.

As of September 30, 2006, we had net cash and cash equivalent balances and other investments of approximately $280.7 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries. However, we cannot issue new letters of credit or borrow under our credit agreement if we have incurred a material adverse effect or if a default exists under the agreement.

As of September 30, 2006, we had approximately $198.4 million of fully secured letters of credit issued under our credit facility that are principally used to secure our obligations to pay claims. No borrowings were outstanding as of September 30, 2006.

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

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management's forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses or to consummate certain commutation agreements. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk.

We have determined that $13.9 million of investment securities, with unrealized losses of approximately $0.1 million were other-than-temporarily impaired as of September 30, 2006. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of September 30, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on our shareholders' equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments requires the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen insurance liabilities as they become due, and we have no immediate intent to liquidate the investments securities affected by our decision. However, we may be required to sell securities to satisfy return premium or loss obligations on contracts that are cancelled or commuted. Due to this and to the continuing general uncertainties surrounding our business resulting from our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time to permit unrealized losses to recover. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in additional material impairment charges.

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

Our available-for-sale investments, excluding trading investments related to deposit liabilities, totaled $789.9 million as of September 30, 2006, compared to $699.1 million at December 31, 2005. The market value of our total investment portfolio was $827.2 million, of which $752.9 million related to available-for-sale fixed maturity investments, $36.9 million related to available for sale short-term investments and $37.4 million to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity investments which are managed by the following external investment advisors: Pacific Investment Management Company LLC, JP Morgan Investment Management Inc. and Deutsche Asset Management. Custodians of our externally managed investment portfolios are JP Morgan Chase Bank N.A., Citibank N.A. and Comerica Incorporated.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio's market value shall be invested in securities rated below Baa3/BBB−. As of September 30, 2006, all of the fixed maturity investments were investment grade, with a weighted average credit rating of ‘‘AA+’’ based on ratings assigned by S&P. Our cash and cash equivalents totaled $150.4 million as of September 30, 2006 compared to $260.9 million at December 31, 2005. The decrease in our available-for-sale investments and cash and cash equivalents is primarily due to the claims notifications and associated loss payments we have made up to and including September 30, 2006, partially offset by the collection of premiums receivable and losses recoverable during the nine months ended September 30, 2006.

Our insurance and reinsurance premiums receivable balances totaled $39.1 million as of September 30, 2006 compared to $115.1 million at December 31, 2005. The decrease in premiums receivable reflects the collection of outstanding premiums, cancellations of policies, the impact of A.M. Best's downgrades on our ability to write business and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off during the second quarter of 2006, offset in part by net premiums written across the specialty insurance run-off segment during the nine months ended September 30, 2006. Included in our premiums receivable are approximately $26.4 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of September 30, 2006, based on our review of the remaining balance of $12.7 million, which represents premiums installments that are currently due, we have established a provision for uncollectible premiums receivable of $1.3 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $13.2 million and $105.5 million, respectively, as of September 30, 2006 compared to $33.1 million and $224.5 million as of December 31, 2005. The decrease in our deferred acquisition costs and in unearned premiums, net of deferred reinsurance, during the nine months ended September 30, 2006 are due to lower premiums written, as a result of the A.M. Best's ratings downgrade and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods. Substantially all of these amounts will be recognized over the next 12 months. However, as a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $399.7 million as September 30, 2006 compared to $343.6 million as of December 31, 2005. The increase in our net loss and loss expense reserves reflects our net losses and loss expenses incurred during the nine months ended September 30, 2006, including adverse development of $5.0 million resulting from the 2005 hurricanes, $4.2 million related to non-hurricane related marine reinsurance losses and the losses of $3.9 million resulting from tornadoes that impacted our technical risk line of business. The increase was also driven by the number of historical insurance contracts we entered into and the associated net premiums earned, as well as greater reinsurance recoveries relative to our payment of losses during the period. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. The balance of reserves for losses and loss adjustment expenses as of September 30, 2006 includes our estimate of gross and net unpaid loss expenses, including incurred but not reported losses, totaling $118.0 million and $51.7 million relating to Hurricanes Katrina, Rita and Wilma and $3.7 million and $2.2 million relating to the environmental claim that we incurred during the year ended December 31, 2005. During the nine months ended September 30, 2006, other than the tornado and non-hurricane related marine reinsurance losses, we have received a limited amount of other reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our estimate of our reserves for losses and loss adjustment expenses as of September 30, 2006 of $399.7 million is net of reinsurance recoverable of $219.0 million. The increase in our reinsurance recoverable balance reflects our losses and loss expenses recoverable from reinsurers during the nine months ended September 30, 2006. As of September 30, 2006, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $66.3 million relating to Hurricanes Katrina, Rita and Wilma and $1.5 million relating to the environmental claim that we incurred during the year ended December 31, 2005. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which the Company is subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate. The average credit rating of the Company's reinsurers as of September 30, 2006 is ‘‘A’’ (excellent) by A.M. Best. As of September 30, 2006, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 25.5% due from Everest Reinsurance Ltd., a reinsurer rated ‘‘A+’’ (superior) by A.M. Best, and approximately 12.3% due from Arch Reinsurance which is rated A− (Excellent) by A.M. Best. Approximately 12.2% is due from various Lloyd's syndicates, which are rated ‘‘A’’ (excellent) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of September 30, 2006. Approximately 5.4% of the Company's loss and loss adjustment expenses recoverable from reinsurers are due from reinsurers that are rated below ‘‘A−’’ (excellent).

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at September 30, 2006 and the reinsurers' financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
	($ in millions)
Reinsurer
Everest Reinsurance Ltd.	$56.4	A+
Arch Reinsurance Ltd.	27.2	A−
Various Lloyd's syndicates	26.8	A
Glacier Reinsurance AG	10.8	A−
Allianz Marine & Aviation Versicherungs AG	10.7	A−
The Toa Reinsurance Company, Ltd. (Tokyo)	10.6	A
Aspen Insurance Ltd.	9.4	A
Odyssey America Reinsurance Corporation	8.7	A
Max Re Ltd.	8.3	A−
Transatlantic Reinsurance Company	8.2	A+
XL Capital Ltd.	7.8	A+
PXRE Reinsurance Limited	6.0	NR
Other Reinsurers Rated A− or Better	23.5	A−
All Other Reinsurers	4.6	Various
Total	$219.0

As of September 30, 2006, of our gross reserves for losses and loss adjustment expenses of $618.7 million, $149.3 million related to case reserves for reported losses and loss expenses and $469.4 million related to reserves for losses and loss expenses incurred but not reported. As of September 30, 2006, of our reserves for losses and loss adjustment expenses of $399.7 million, net of reinsurance recoverable of $219.0 million, $82.2 million related to case reserves for reported losses and loss expenses and $317.5 million related to reserves for losses and loss expenses incurred but not reported.

Our shareholders' equity was $335.4 million as of September 30, 2006 compared to $384.2 million as of December 31, 2005, reflecting a decrease of $48.8 million that was primarily the result of a net loss available to ordinary shareholders of $57.0 million for the nine months ended September 30, 2006 which was partially offset by a net change in unrealized gains on our investment portfolios and currency translation adjustment of $7.8 million and by a stock-compensation expense credited to additional paid-in capital of $0.5 million and the issuance of common shares of $0.1 million. As of September 30, 2006, we have provided a 100% cumulative valuation allowance against our deferred tax assets in the amount of $37.6 million. These deferred tax assets were generated primarily from net operating losses. As a company with limited operating history and following our decision to place most of our lines of business into run-off, the realization of these deferred tax assets is neither assured nor accurately determinable.

The following table shows our capitalization as of September 30, 2006 and December 31, 2005 (in thousands):

	As of September 30, 2006	As of December 31, 2005
Debt outstanding:
Revolving credit facility(1)	$—	$—
Junior subordinated debentures	61,857	61,857
Redeemable preferred shares:
Redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at September 30, 2006 and 3,000,000 issued and outstanding at December 31, 2005)	74,998	71,838
Shareholders' equity:
Common shares ($0.01 par value; 200,000,000 common shares authorized; 69,981,925 issued and outstanding at September 30, 2006 and 69,946,861 issued and outstanding at December 31, 2005)(2)	700	699
Additional paid-in capital	582,416	581,929
Accumulated deficit	(256,004)	(199,010)
Accumulated other comprehensive income	8,304	546
Total shareholders' equity	$335,416	$384,164
Total capitalization	$472,271	$517,859
Total debt to total capital ratio(3)	29%	26%

(1)	Consisted of a secured letter of credit and revolving credit facility dated July 11, 2005. The total commitment under this facility of $250 million was reduced to $225 million in the nine months ended September 30, 2006. As of September 30, 2006, $198.4 million of letters of credit were outstanding under this facility. No revolving credit borrowings or amounts drawn under the letters of credit were outstanding as of September 30, 2006. See ‘‘Liquidity’’ below for a discussion of our new credit facility agented by ING.

(2)	This table does not give effect to warrants and options outstanding for 4,011,037 and 5,945,007 common shares at September 30, 2006 and December 31, 2005.

(3)	The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of Total Debt and Total Shareholders' Equity, or Total Capitalization.

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

As of September 30, 2006, our capital was domiciled in direct and indirect subsidiaries that are subject to the following jurisdictions: approximately $258.9 million in Bermuda; approximately $109.4 million in the UK (Lloyd's and the Financial Services Authority); approximately $79.9 million in the United States (mainly in Colorado and in Indiana); and approximately $21.3 million in the European Union jurisdiction unrelated to Lloyd's and subject to the jurisdiction of the Irish Financial Services Regulatory Authority. The balance of our capital of approximately $2.7 million is held in holding companies. Extraction of this capital is subject to a number of restrictions as described above.

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $53.9 million during the nine months ended September 30, 2006, primarily related to our net loss for the period and by losses and loss expenses paid and commuted and offset by premiums received. In addition, we generated net proceeds from the issuance of our preferred shares of $3.2 million. During the same period, we invested net cash of $79.4 million in our investment assets and generated $11.5 million of cash from the sale of ESC. Our cash flows from operations for the nine months ended September 30, 2006 provided us with sufficient liquidity to meet operating cash requirements during that period.

As of September 30, 2006, we had cash and cash equivalents and investments of approximately $977.7 million. We estimate that our cash and cash equivalents and investment balances include approximately $263.6 million that is pledged as collateral for letters of credit, approximately $185.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $175.0 million that is held by Lloyd's to support our underwriting activities, $40.9 million held in trust funds that are related to our deposit liabilities and $32.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $280.7 million, including net cash of approximately $46.2 million. Of the $280.7 million, approximately $234.5 million represents net unrestricted investments held by our operating subsidiaries of which approximately $30.0 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Speciality Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Bermuda, hold approximately $204.5 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We will work, over time, with applicable regulatory authorities to facilitate dividends from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions.

Sources of cash

The sources of cash in each of our subsidiaries consist primarily of existing cash and cash equivalents, premiums recoverable, reinsurance recoveries, proceeds from sales and redemptions of investment assets, investment income, capital or debt issuances, and, to a much lesser extent and our secured bank credit facility. As a result of our recent ratings downgrade by A.M. Best, the resulting loss of business and business opportunities, our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off and termination of our agreement with the program manager of the HBW program, cash flows associated with the receipt of premiums will continue to decrease substantially in 2006 and 2007.

The cash flows from discontinued operations are combined, in the statement of cash flows, with the cash flows from continuing operations within each category. We do not expect the absence of cash flows from our discontinued operations to affect our future liquidity and capital resources.

The A.M. Best rating action discussed above caused a default under our credit facility lead by JPMorgan (the ‘‘JPMorgan credit facility’’). The lenders have waived the default under the JPMorgan credit facility until October 27, 2006 and on that date we entered into a new credit facility described below and amended the JPMorgan credit factility, as described below, so that we may transition all of the outstanding letters of credit, which secure our claims obligations, from the JPMorgan credit facility to the credit facility described below. As of September 30, 2006, we have approximately $198.4 million of letters of credit issued under the credit facility, which are fully secured by investments and cash totaling approximately $263.6 million. These letters of credit are principally used to secure our obligations to pay claims.

On October 27, 2006, we entered into a Credit Agreement, dated October 27, 2006, with a syndicate of lenders and ING Bank N.V., London Branch, as the Mandated Lead Arranger, providing for a secured bank letter of credit facility (the ‘‘ING credit facility’’). The ING credit facility provides for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009, pursuant to which the lenders will issue from time to time, to the account of the designated subsidiary borrowers, one or more back-to-back letters of credit naming JPMorgan Chase Bank, N.A. as beneficiary in the face amount equal to the face amount of the outstanding letters of credit under the JPM Credit Agreement (as defined below), and other letters of credit in an aggregate face amount up to the aggregate commitment. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S. insurance borrowers and, consequently, the amount available for letters of credit under the facility on account of those borrowers. Quanta Holdings unconditionally and irrevocably guaranteed all of the obligations of our subsidiaries to the lenders under the ING Credit Facility. We anticipate that we may need to pledge other investments and cash under the ING credit facility for a period of time in order to support the transition of letters of credit cancelled under the JPMorgan credit facility to replacement letters of credit issued under the ING credit facility.

The ING credit facility includes customary representations and warranties, affirmative and negative covenants, and events of default. The ING credit facility has a financial covenant requiring us to maintain a minimum consolidated tangible net worth, as well as covenants restricting our activities, such as the incurrence of additional indebtedness and liens, the sale of assets, and the payment of dividends and other restricted payments.

On October 27, 2006, we also entered into a Fourth Consent and Amendment to Credit Agreement dated October 25, 2006 (the ‘‘Fourth Amendment’’) to the JPMorgan credit facility.

The Fourth Amendment, among other things, permanently terminates the lenders' obligations to extend any loan, issue any letter of credit, modify the terms of any existing letter of credit, or otherwise extend any additional credit under the JPM credit facility, releases the liens granted by us and our designated subsidiary borrowers and transfers the collateral to the collateral agent under the ING credit facility in exchange for a letter of credit issued pursuant to the ING credit vacility in a stated principal amount equal to 102% of the letters of credit outstanding under the JPM credit facility. Furthermore, the Fourth Amendment reduces certain fees payable under the JPM credit facility and permanently removes most of the covenants contained in the JPM credit facility, including the covenants mandating a maximum leverage ratio, a minimum consolidated net worth, restrictions against the incurrence of additional indebtedness, liens, dividends and other restricted payments, and the requirement that we maintain certain insurance ratings. As a result of the Fourth Amendment, we are no longer in default under the JPM Credit Agreement.

Uses of cash and liquidity

As of September 30, 2006, we had cash and cash equivalents and investments of approximately $977.7 million. We estimate that our cash and cash equivalents and investment balances include approximately $263.6 million that is pledged as collateral for letters of credit, approximately $185.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $175.0 million that is held by Lloyd's to support our underwriting activities, $40.9 million held in trust funds that are related to our deposit liabilities and $32.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have net unrestricted investments of $280.7 million, including net cash of approximately $46.2 million. Of the $280.7 million, approximately $234.5 million represents net unrestricted investments held by our operating subsidiaries of which approximately $30.0 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Speciality Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Bermuda, hold approximately $204.5 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. As of September 30, 2006, we had net cash and cash equivalent and investment balances of approximately $280.7 million that are available to post as security or place in trust.

In the near term, our other principal cash requirements are expected to be investments in operating subsidiaries, losses and loss adjustment expenses and other policy holder benefits, including those related to policy cancellations and commutations, brokerage and commissions in our Lloyd’s business, expenses to implement our run-off plans, including severance and incentive payments, other operating expenses, premiums ceded, capital expenditures, the servicing of borrowing arrangements (including our trust preferred securities) and taxes.

Any dividend payments on our series A preferred shares are payable by our holding company, Quanta Holdings. Quanta Holdings is dependent on dividends and other payments from its operating subsidiaries to satisfy these obligations and the obligations under our trust preferred securities. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we have incurred substantial costs, including severance payments, in connection with the implementation of any changes based on such decision. This decision also involve significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. During the nine months ended September 30, 2006, we have incurred severance charges of $14.8 million. Additionally, in order to retain the services of our chief financial officer, Jonathan J.R. Dodd, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these retention agreements, our cash requirements would include a total payment of approximately $7.4 million to all such employees.

We paid additional gross and net claims of $54.4 million and $24.9 million during the nine months ended September 30, 2006 relating to the environmental claim and the hurricane events of 2005 and 2004. We expect that our cash requirements for the payment of these and other claims will be significant in future periods as we receive and settle claims, including those relating to these specific claims and in particular, claims related to the 2005 hurricanes.

We incurred capital expenditures of $0.3 million during the nine months ended September 30, 2006. As we are analyzing our business lines and our position we are unable at this time to quantify the amount of future capital expenditures we may incur.

While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained while we run off our business. Factors that affect capital requirements generally include the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business previously underwritten and the availability of reinsurance protection from adequately rated retrocessionaires on terms that are acceptable to us. These regulatory requirements restrict the amount of capital we are able to distribute to Quanta Holdings and other insurance subsidiaries. For further discussion, see ‘‘Adequacy of Regulatory and Rating Capital.’’ Substantially all of our capital has been distributed among our subsidiaries based on our assessment of the levels of capital that we believed were prudent to support our expected levels of business at the time of capitalization, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities.

Dividends and Redemptions

Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends to our common and preferred shareholders. The subsidiaries' ability to pay dividends, as well as our ability to pay dividends, is subject to regulatory, contractual, rating agency and other constraints. Furthermore, the terms of the ING credit facility prohibit us from repurchasing Series A preferred shares without the consent of our lenders.

We will work with applicable regulatory authorities to facilitate dividends from our subsidiaries to Quanta Holdings. We anticipate that, in all cases, the paying of dividends to Quanta Holdings will require regulatory approval. Working with these regulators will take time a long period of time and requires the Company to meet many conditions. The ING credit facility, as well as in future credit agreements or other agreements relating to our indebtedness, also contains provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances. If we experience a change of control, we may be required to make offers to redeem our series A preferred shares at a price of $25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption and on the terms described in the Certificate of Designation. Our series A preferred shares have no stated maturity and are not subject to any sinking fund and are not convertible into any of our other securities or property.

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

Commitments

We have contractual obligations relating to our reserves for losses and loss expenses and commitments under the trust preferred securities, preferred shares and non-cancelable operating leases for property and office equipment described above under ‘‘Liquidity’’ as of September 30, 2006 as follows:

	Payments due by period ($ in thousands)
Contractual obligations ($000's)(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for losses and loss expenses	$618,660	$252,439	$166,231	$102,552	$97,438
Interest on long-term debt obligations(1)	165,830	5,606	11,212	11,212	137,800
Long-term debt obligations	61,857	—	—	—	61,857
Operating lease obligations	32,980	3,359	5,353	5,402	18,866
Total	$879,327	$261,404	$182,796	$119,166	$315,961

(1)	The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at September 30, 2006 on the facility.

(2)	Dividends on our 10.25% series A preferred shares are based on a dividend of $2.5625 per share. We have not estimated dividends payable on our series A preferred shares as they are perpetual, non-cumulative and have no fixed mandatory redemption date unless a change of control occurs or we are able to redeem the preferred shares. We do not have the right to redeem our series A preferred shares until on or after December 15, 2010. Assuming 3,130,525 shares of our series A preferred shares are outstanding during any applicable period, we would be required to pay dividends, on an annual basis, of an aggregate of approximately $8.0 million.

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

Off-Balance Sheet Arrangements

Other than our trust preferred securities offerings through the Quanta Capital Statutory Trust I and Quanta Capital Statutory Trust II (together ‘‘Quanta Trust I and II’’), as of September 30, 2006, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuer of the trust preferred securities and a variable interest entity, since we are not the primary beneficiary of Quanta Trust I or II. As of September 30, 2006, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of $58.4 million from the sale of the Debentures to Quanta Trust I and II were used for working capital purposes and our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under ‘‘Commitments.’’ The Debentures are redeemable at the Company's option at par beginning March 15, 2010.

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

As of September 30, 2006, our capital was domiciled in direct and indirect subsidiaries that are subject to the following jurisdictions: approximately $258.9 million in Bermuda, approximately $109.4 million in the UK (Lloyd's and the Financial Services Authority), approximately $79.9 million in the United States (mainly in Colorado and in Indiana), and approximately $21.3 million in the European Union jurisdiction unrelated to Lloyd's and subject to the jurisdiction of the Irish Financial Services Regulatory Authority. The balance of our capital of approximately $2.7 million is held in holding companies. Extraction of this capital is subject to a number of restrictions as described above.

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

As described under ‘‘Liquidity-Sources of Cash’’ above we entered into a Credit Agreement, dated October 27, 2006, with a syndicate of lenders and ING Bank N.V., London Branch, as the Mandated Lead Arranger, providing for a secured bank letter of credit facility. The ING Credit Facility provides for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. We currently have approximately $193.4 million of secured letters of credit issued and outstanding under the facility. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedent companies under our existing retrocessional and reinsurance contracts that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of September 30, 2006, we had approximately $263.6 million that is pledged as collateral for letters of credit, approximately $185.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $175.0 million that is held by Lloyd's to support our underwriting activities (of which $115.6 million is held by Lloyd’s as trustee, $35.0 million that were held under Premium Trust Funds for payments and discharge of certain trust outgoings, and a further $24.4 million held on deposit pursuant to regulatory requirements), $40.9 million held in trust funds that are related to our deposit liabilities and $32.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that are triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. As of September 30, 2006, we had net cash and cash equivalent balances of approximately $280.7 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

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

Accounting for stock-based compensation

The Company has a long-term stock-based employee incentive plan (the ‘‘Incentive Plan’’), which is described more fully in Note 8. Prior to January 1, 2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net income (loss) for the three and nine months ended September 30, 2006, are $(0.1) million lower than and $0.4 million greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 would have been $0.04 and $(0.81), if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.04 and $(0.81).

As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost related to non vested share-based compensation arrangements with respect to stock options and performance share units granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

We utilize derivative instruments only when we believe the terms and structure of the contracts are thoroughly understood and its total return profile and risk characteristics can be fully analyzed. Also, any single derivative or group of derivatives in the aggregate cannot create risk characteristics that are inconsistent with our overall risk profile and investment portfolio guidelines. As of September 30, 2006, we do not have any derivative instruments.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of September 30, 2006, our investment portfolio included zero securities that were denominated in foreign currencies. At September 30, 2006, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was zero.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of September 30, 2006, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our total investments of $827.3 million would have been an estimated decrease in market value of approximately $21.5 million, or 2.6%, and the impact of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $21.5 million, or 2.6%.

As of September 30, 2006, our investment portfolio included AAA rated mortgage-backed securities with a market value of $218.3 million, or 27.6%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody's Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio's market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio's market value at the time of purchase, with the exception of U.S. government and agency securities. As of September 30, 2006, the average credit quality of our investment portfolio was AA+, and 99.9% of fixed income securities held were investment grade.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of September 30, 2006, our loss and loss adjustment expenses recoverable from reinsurers balance was $219.0 million. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers' financial strength ratings and obtain letters of credit to collateralize balances due.

We are also exposed to credit risk relating to our premiums receivable balance. As of September 30, 2006, our premiums receivable balance was $39.1 million. Included in our premiums receivable are approximately $26.4 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of September 30, 2006, based on our review of the remaining balance of $12.7 million, which represents premiums installments that are currently due, we have established a provision for uncollectible premiums receivable of $1.3 million. As a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable balance in cash. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2006.

Limitations on the Effectiveness of Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our evaluation identified material weaknesses in our internal control over financial reporting as discussed in ‘‘Management's Report on Internal Control Over Financial Reporting’’ contained in our Form 10-K, all of which remain unremediated at the end of the period covered by this report. These deficiencies in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures.

Because of the material weaknesses discussed in our Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of September 30, 2006, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding these material weaknesses discussed in our Form 10-K, management believes the financial statements contained in this quarterly report are fairly presented in all material respects, in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that occurred during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Information regarding risk factors appears in ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations Safe Harbor Disclosure,’’ in Part I Item 2 of this Form 10-Q and in Part I Item 1A, ‘‘Risk Factors’’, of our Form 10-K.

Item 6.    Exhibits

10.1		Credit Agreement dated as of October 27, 2006 by and among Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, Barclays Private Clients International Limited, Comerica Bank, and HSH Nordbank AG, London Branch, as Co-Documentation Agents, and ING Bank, N.V., London Branch, as Administrative Agent and Support Lender (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2006).
10.2		Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2006).
10.3		Third Waiver to Credit Agreement dated as of September 27, 2006 between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 2006).
10.4		Letter Agreement dated September 14, 2006 between Quanta Capital Holdings Ltd. and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 11, 2006).
10.5		Employment Agreement dated September 14, 2006 between Quanta Capital Holdings Ltd. And James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 11, 2006).
10.6		Second Waiver to Credit Agreement dated as of August 11, 2006 between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2006).
31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.
Date: November 9, 2006	/s/ Peter D. Johnson
Peter D. Johnson
(On behalf of the registrant and as
Principal Executive Officer)
Date: November 9, 2006	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd
(Principal Financial Officer)

Index to Exhibits

10.1		Credit Agreement dated as of October 27, 2006 by and among Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, Barclays Private Clients International Limited, Comerica Bank, and HSH Nordbank AG, London Branch, as Co-Documentation Agents, and ING Bank, N.V., London Branch, as Administrative Agent and Support Lender (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2006).
10.2		Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2006).
10.3		Third Waiver to Credit Agreement dated as of September 27, 2006 between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 2006).
10.4		Letter Agreement dated September 14, 2006 between Quanta Capital Holdings Ltd. and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 11, 2006).
10.5		Employment Agreement dated September 14, 2006 between Quanta Capital Holdings Ltd. And James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 11, 2006).
10.6		Second Waiver to Credit Agreement dated as of August 11, 2006 between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2006).
31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.