Form 10-K
period 2006-12-31
QUANTA CAPITAL HOLDINGS LTD
filed 2007-03-15
CIK 1264242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to
Commission File number: 000-50885

QUANTA CAPITAL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	n/a
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1 Victoria Street
Hamilton, Bermuda HM	HM 11
(Address of principal executive offices)	(Zip code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, Par Value $0.01 Series A Preferred Shares, Par Value $0.01	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes No

The aggregate market value of the Registrant’s common shares, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2006, was $144,143,586. For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

Number of the Registrant’s common shares outstanding as of March 14, 2007 was 70,008,185.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2007 annual general meeting of shareholders are incorporated by reference into Part III.

QUANTA CAPITAL HOLDINGS LTD.
FORM 10-K

PART I

Item 1.    Business

General

In this annual report, references to the ‘‘company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’ refer to Quanta Capital Holdings Ltd. and its subsidiaries (which include, Quanta Reinsurance Ltd., Quanta U.S. Holdings Inc., Quanta Reinsurance U.S. Ltd., Quanta Indemnity Company, Quanta Specialty Lines Insurance Company, Quanta Europe Ltd., Quanta 4000 Ltd., Quanta Technical Services LLC) and its interest in Pembroke JV Limited, unless the context suggests otherwise. We refer to Quanta Reinsurance Ltd., Quanta Reinsurance U.S. Ltd., Quanta Indemnity Company, Quanta Specialty Lines Insurance Company, Quanta Europe Ltd., Quanta 4000 Ltd. and Pembroke JV Limited as Quanta Bermuda, Quanta U.S. Re, Quanta Indemnity, Quanta Specialty Lines, Quanta Europe, Syndicate 4000 and Pembroke JV, as the case may be. References to Quanta Holdings refer solely to Quanta Capital Holdings Ltd.

In this annual report, amounts are expressed in U.S. dollars, except as otherwise indicated, and the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, except as otherwise indicated. We have registered the mark ‘‘Quanta’’ in the U.S. Patent and Trademark Office. All other brand names or trade names appearing in this annual report are the property of their respective holders.

Overview

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. We participate in the A.M. Best ‘‘A’’ rated Lloyd’s market through Syndicate 4000. We are also conducting a self-managed run-off of our remaining insurance and reinsurance businesses as more fully described below.

We conduct our operations principally through our subsidiaries domiciled in Bermuda, Ireland, the United States and the United Kingdom. We may change our corporate organization from time to time as we run-off most of our business.

Our Business

Syndicate 4000 at Lloyd’s

On March 1, 2007, we restructured our Lloyd’s operations. As a result of this restructuring, we have diversified the capital that is provided to Syndicate 4000 by obtaining 10% of this capital commitment from a subsidiary of Chaucer Holdings plc and maintaining the capital we had previously provided which now accounts for the remaining 90% of Syndicate 4000’s capital. This restructuring also resulted in the appointment of Pembroke Managing Agency as the managing agent of Syndicate 4000, a role that was previously held by a subsidiary of Chaucer Holdings plc. We hold an interest in Pembroke Managing Agency through our 15% share ownership in its parent, Pembroke JV. We intend to seek further diversification of the capital providers of Syndicate 4000.

Syndicate 4000 writes financial institution, professional indemnity and directors’ and officers’, specie and fine art and kidnap and ransom insurance coverages, in the A.M. Best ‘‘A’’ rated Lloyd’s market in London. Syndicate 4000 is the market lead on a significant number of policies in the syndicate, which allows it to deal with the broker or insured in establishing policy terms and managing particular claims. Syndicate 4000 has an experienced and a dedicated team of managers and underwriters that support our Lloyd’s business. The Lloyd’s membership of Syndicate 4000 provides it with strong brand recognition, extensive broker and direct distribution channels and worldwide licensing.

Run-off of Our Specialty Insurance and Reinsurance Portfolios

On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Bermuda and its subsidiaries and Quanta Europe to ‘‘B++’’ (very good), under review with negative implications. The A.M. Best ‘‘A’’ (excellent) rated Lloyd’s market, including Syndicate 4000, was not subject to the rating downgrade. Following this rating action, our board of directors decided to explore strategic alternatives, including the potential sale of some or all of our businesses, the run-off of certain product lines or the business or a combination of alternatives. On June 7, 2006, A.M. Best, downgraded our financial strength rating, from ‘‘B++’’ (Very Good) to ‘‘B’’ (Fair). Following this rating action, A.M. Best, at our request, withdrew the financial strength ratings of Quanta Holdings and its operating subsidiaries, excluding Syndicate 4000 in the A-rated Lloyd’s market. During the third quarter of 2006, following A.M. Best’s rating actions our board of directors, after a review of strategic alternatives, decided to substantially cease writing new insurance and reinsurance business and commenced a self-managed run-off of our remaining insurance and reinsurance portfolios.

The self-managed run-off of insurance and reinsurance portfolios, is expected to take place over a number of years (because our policy obligations remain in force during that period) and may result in the dissolution or sale of our Company. During this time, the main activities we expect to undertake are:

•	handling claims;

•	negotiating cancellations, commutations, novations and portfolio transfers with counterparties;

•	collecting premium receivables and reinsurance recoverables;

•	managing our investment assets; and

•	reporting to and negotiating with regulatory agencies in multiple jurisdictions, including regarding license withdrawal plans and return of capital following satisfaction of policy obligations and other requirements.

Until we substantially ceased writing new business, our two traditional product lines were specialty insurance and specialty reinsurance. In 2006, our specialty insurance product line focused on professional liability, environmental liability, fidelity and crime, technical risk, trade credit, political risk and surety. In 2006, our specialty reinsurance product line included marine and aviation reinsurance and casualty reinsurance.

Some of the products offered to our clients were written as a program or as a structured product or a combination of a traditional policy with a program or a structured product. Programs rely on third parties, called program managers, who are engaged in the business of managing one or a combination of the underwriting, administration and claim related activities of a group of distinct specialty insurance policies under the supervision of an insurance company. Traditionally, program managers contract with an insurance company, which provides the insurance policies and capacity and supervises the program manager. Each group of policies and the related relationship with the program manager is called a program. Our largest program was our residential builders’ and contractors’ program that provides general liability, builders’ risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. We refer to this program as the HBW program. In 2006, we wrote a diminishing number of HBW policies as the year progressed, however, as of December 31, 2006, substantially all of the HBW program business has been diverted to other carriers. In addition to the HBW program, in 2006, we also had three other programs, including the Angel program, the PWIB program and the BTIS program. Under the Angel program, we wrote employment practices and directors and officers insurance for small and medium sized privately held companies. PWIB is a property program that insures poultry and swine containment facilities. BTIS is a small artisans program that insures service, repair and remodelers as well as small general contractors. As of December 31, 2006, we have ceased all underwriting in each of these programs.

The geographies in which we operate are the United States, Bermuda and Europe. We currently write insurance through Syndicate 4000 in London. The location of the risks that are written in Syndicate 4000 may be anywhere in the world.

On September 15, 2006, we sold Environmental Strategies Consulting LLC, or ESC, for total consideration of $12.5 million. Prior to its sale, we provided environmental consulting services through ESC, including investigation, remediation and engineering services, assessment services, information management services and other technical services.

Our Website

We maintain a website at www.quantaholdings.com where we make available, free of charge, our annual, quarterly and other reports, proxy statements and other information generally on the same day as we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the ‘‘SEC’’). Information about the code of business conduct on our website and any amendment or waivers is included in Part III, Item 10 below. Information contained on our website is not part of this annual report.

Claims Management

We employ a dedicated insurance claims team and we outsource the review of highly technical or unusually complicated claims where warranted. For our program business we may engage the services of third party claim administrators, over whom we have direct oversight. Our claims team strives to investigate, evaluate and settle claims as efficiently as possible. We continue to refine our claims-handling guidelines and claims reporting and control procedures.

When a claim is reported, we conduct an initial review of the validity of the claim and communicate the assessment of coverage and, if possible, the proposed method of handling the claim to the insured. Depending on the severity, the claims professionals also communicate with our underwriters and senior management team. We base the authority for payment and establishing reserves on the level and experience of our claims personnel.

Syndicate 4000 operates its claims-handling in accordance with the Lloyd’s 2006 Claims Scheme where claims are adjusted by the lead underwriter and the second underwriter where applicable. External professional advisers are utilized where necessary in the adjustment of the claim. Reserves are set and communicated to all underwriters through Lloyd’s electronic claims system.

We have established procedures to record reported insurance claims upon receipt of notice of the claim. To assist with the adjustment and tracking of losses, we have established an information database for all insurance claims. The database is also used for management reporting and accumulation of significant reported events.

The claims team draws on internal and external resources to analyze the basis for coverage and determine the proper settlement of claims. We have also established networks of external legal and claims experts to augment our own in-house teams. From time to time, we also enter into agreements with third-party administrators to outsource certain claims functions. Insurance claims for some program business is handled by third-party administrators who have limited authority and are subject to regular review and audit by our internal claims teams.

With respect to reinsurance contracts, claims are mainly managed by the claims department of the ceding company or primary insurer. As individual claims become larger and more complex, we seek, at our discretion and expense, to assume or participate in the administration of specific claims.

In addition to managing reported claims and conferring with underlying carriers and ceding companies, from time to time, our claims professionals conduct audits of specific claims and the overall claims procedures of our clients. Through these audits, we seek to evaluate their claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their reinsurance loss notification procedures, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

Reserves

We are required to establish reserves for losses and loss expenses under applicable insurance laws and regulations and U.S. Generally Accepted Accounting Principles, known as, U.S. GAAP. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured and/or reinsured claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. Our policy is to establish these losses and loss reserves prudently after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim and reserves for incurred but not reported, or IBNR, losses and loss expenses. We have established these two categories of loss reserves as follows:

•	Case reserves — Following our analysis of a notice of claim received from an insured, broker or ceding company, we determine whether a case reserve is appropriately priced and, if so, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the availability of coverage and may subsequently supplement or reduce the reserves as our claims department deems necessary. We also review our case reserves on a quarterly basis.

•	IBNR reserves — We estimate and establish reserves for loss amounts incurred but not yet reported, including expected development of reported claims. These IBNR reserves include estimated loss expenses. We calculate IBNR reserves by using generally accepted actuarial techniques. We rely on the most recent information available, including pricing information, industry information and our historical reported claims data. We will revise these reserves for losses and loss expenses as additional information becomes available and as claims are reported and paid. We also review our IBNR reserves on a quarterly basis.

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

Several aspects of our Lloyd’s insurance products and the insurance and reinsurance products we offered until we ceased writing new business further complicate the actuarial reserving techniques for loss reserves as compared to other insurance and reinsurance carriers. Among these aspects are the differences in our policy forms from more traditional forms, the lack of complete historical data for losses and our expectation that losses in excess of our attachment levels will be characterized by low frequency and high severity claims. All of these factors tend to limit the amount of relevant loss experience that we can use to gauge the emergence, severity and payout characteristics of our loss reserves.

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

We base reserves for losses and loss expenses in part upon our estimates of losses. It is difficult for us to estimate losses based upon our own historical claim experiences because of our lack of operating history. Therefore, we mainly utilize commercially available models to evaluate future trends and estimate our ultimate claims costs as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

U.S. GAAP does not permit establishing loss reserves until the occurrence of an actual loss event. Once such an event occurs, we establish reserves based upon estimates of total losses as a result of the event and our estimate of the portion of the loss we have insured or reinsured. As a result, we set aside only loss reserves applicable to losses incurred up to the reporting date, with no allowance for the provision of a contingency reserve to account for expected future losses. We will estimate and recognize losses arising from future events at the time the loss is incurred.

To assist us in establishing appropriate reserves for losses and loss expense, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses, we use this industry information to guide our loss and loss expense estimates. We regularly review these estimates, and we reflect adjustments, if any, in earnings in the periods in which they are determined. We have engaged, and we expect that we will continue, from time to time, to engage, independent external actuarial specialists to review specific reserving methods and results.

For more discussion of our estimation and establishment of loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

With respect to the year ended December 31, 2006, in establishing our aggregate reserves for losses and loss expenses, we reviewed reserve estimates of an actuary employed with our company and of an external actuarial specialist. We recorded these aggregate reserves as of the year ended December 31, 2006 based on the highest aggregate reserve amount of the estimates we reviewed. While we believe that we are able to make a reasonable estimate of our ultimate losses, we may not be able to predict our ultimate claims experience as reliably as other companies that have had insurance and reinsurance operations for a substantial period of time, and we cannot assure you that our losses and loss expenses will not exceed our total reserves.

Ceded Reinsurance

Syndicate 4000 cedes a portion of its written premiums through excess of loss treaty and facultative reinsurance contracts, as well as other agreements, which provide substantially similar financial protections. Prior to ceasing the writing of insurance (other than in Syndicate 4000), we also ceded a portion of our written premiums and purchased retrocessional coverage, which is reinsurance of a reinsurer’s business.

We use ceded reinsurance to lower our net exposure to our planned net limit and risk of individual loss, to control our aggregate exposures to a particular risk or class of risks and to reduce our overall risk of loss. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance. The amount of ceded reinsurance and retrocessional protection that we purchased varied based on business segment market conditions, pricing terms and credit risk, as well as other factors.

Ceded reinsurance and retrocessional protection do not relieve us of our obligations to our insureds or reinsureds. We must pay these obligations without the benefit of reinsurance to the extent our reinsurers or retocessionaires do not pay us. We evaluate and monitor the financial condition of our reinsurers and monitor concentrations of credit risk. We seek to purchase reinsurance from entities rated ‘‘A–’’ or better by Standard and Poor’s or A.M. Best, and we regularly monitor collectibility, make balance sheet provisions for amounts we consider potentially uncollectible and request collateral where possible.

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

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management’s forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk.

Our investment guidelines require compliance with applicable local regulations and laws. Without board approval, we will not purchase financial futures, forwards, options, swaps and other derivatives, except for instruments that are purchased as part of our business, for purposes of hedging capital market risks (including those within our structured product transactions), or as replication transactions, which are defined as a set of derivative, insurance and/or securities transactions that when combined produce the equivalent economic results of an investment meeting our investment guidelines. While we expect that the majority of our investment holdings will continue to be denominated in U.S. dollars, we may make investments in other currency denominations depending upon the currencies in which loss reserves are maintained, or as may be required by regulation or law.

Risk Management in Syndicate 4000

In Syndicate 4000, underwriting authority has been granted to Mark H. Wheeler who, in turn, has issued detailed letters of underwriting authority to each of the leaders of our product lines at Lloyd’s. Mr. Wheeler reviews these letters annually. These letters contain underwriting eligibility criteria and quantifiable limits depending on the product line.

With respect to Syndicate 4000, we believe we employ a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. We believe this expertise is guided by the following underwriting principles:

•	Our own independent pricing or risk review of insurance and facultative risks;

•	Acceptance of only those risks that we believe will earn a level of profit commensurate with the risk they present; and

•	Limitation of the business we accept to only that business that is consistent with our corporate risk objectives.

Additionally, underwriters at Syndicate 4000 use contract exclusions and terms and conditions, as appropriate, to further eliminate particular risk exposures that our underwriting team deems to be unacceptable.

Relationships with Brokers in Syndicate 4000

During 2006, Syndicate 4000 produced substantially all of its business through insurance brokers worldwide who receive a brokerage commission usually equal to a percentage of gross premiums. Brokerage commissions are generally negotiated on a policy by policy basis. Aon Ltd and Marsh Ltd. accounted for approximately 21% and 13% of the gross premiums of Syndicate 4000 during 2006. Seven other brokers accounted for approximately 41% of additional gross premiums of Syndicate 4000 during 2006.

Competition for Syndicate 4000

The insurance industry is highly competitive. Syndicate 4000 competes both within the Lloyd’s market and with insurance carriers outside of the Lloyd’s market. Competition varies depending on the type of business being insured or reinsured. Syndicate 4000 competes on an international and regional basis with major U.S., Bermuda, European and other international insurers and certain underwriting syndicates. If Syndicate 4000 seeks to broaden the markets in which it does business, we will encounter additional competition. Many of these competitors have more, and in some cases substantially more, capital and greater marketing and management resources than we expect to have, and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer. Because Syndicate 4000 has a limited operating history, many of its competitors also have greater name and brand recognition.

In the specialty market, competition tends to focus more on availability, service and other value-based considerations than on price. If we provide additional specialty insurance products to a broader market of clients, we anticipate that competition will mostly be based on product and underwriting expertise, premiums charged and other terms and conditions offered.

Competition in the types of business that we underwrite is based on many factors, including:

•	financial ratings assigned by independent rating agencies;

•	management’s experience in the line of insurance or reinsurance to be written;

•	strength of client or broker relationships;

•	premiums charged and other terms and conditions offered;

•	services provided, products offered and scope of business, both by size and geographic location; and

•	reputation and quality of claims service.

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

Syndicate 4000 is subject to extensive regulation from Lloyd’s in the United Kingdom. The run-off activities of our other subsidiaries are subject to regulation in Bermuda, Ireland and the United States.

Bermuda Regulation

As a holding company, Quanta Holdings is not subject to Bermuda insurance regulations.

Quanta Bermuda and Quanta U.S. Re are registered as Class 4 and Class 3 insurers under the Insurance Act by the Bermuda Monetary Authority, or the BMA, which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. Since the businesses of Quanta Bermuda and Quanta U.S. Re are in run-off, the BMA has amended the licenses of these entities to require that they seek the approval from the BMA prior to paying any dividend to Quanta Holdings and to prohibit them from engaging in any new transactions.

The Insurance Act imposes on Bermuda insurance companies, including those in run-off, solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Statutory Financial Statements

An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. GAAP. Each of Quanta Bermuda and Quanta U.S. Re, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return

Quanta Bermuda and Quanta U.S. Re are required to file with the BMA statutory financial returns no later than four months after their financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in his opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

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

Quanta Bermuda is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Quanta Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Quanta Bermuda is also prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA at least seven days before payment of such dividends an affidavit stating that it will continue to meet the required margins.

Quanta Bermuda is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins. In addition, at any time it fails to meet its solvency margin, Quanta Bermuda will be required, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Under the Insurance Act, the value of the general business assets of a Class 3 insurer, such as Quanta U.S. Re must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Quanta U.S. Re is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)	$1,000,000

(B)	Net Premium Income (‘‘NPI’’)	Prescribed Amount

	Up to $6,000,000	20% of NPI

	Greater than $6,000,000	The aggregate of $1,200,000 and 15% of the amount by which NPI exceeds $6,000,000 in that year.

In general, net premium income equals gross premium income after deduction of any premium ceded by the insurer for reinsurance; or

(C)	15% of the aggregate of the insurer’s loss expense provisions and other general business insurance reserves.

Quanta U.S. Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Quanta U.S. Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Quanta U.S. Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval shall provide such information as the BMA may require. In addition, at any time it fails to meet its solvency margin, Quanta U.S. Re will be required, within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

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

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit its premium income.

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

Notification by shareholder of new or increased control.

Any person who, directly or indirectly, becomes a holder of at least 10% , 20%, 33% or 50% of the common shares of Quanta Holdings must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of shares and direct, among other things, that voting rights attaching to those shares shall not be exercisable.

Objection to existing shareholder.

For so long as Quanta Holdings has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of Quanta Holdings’ common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of shares and direct, among other things, that such shareholder’s voting rights attaching to those shares shall not be exercisable.

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

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As ‘‘exempted’’ companies, Quanta Holdings, Quanta Bermuda and Quanta U.S. Re may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Quanta Holdings’ business, Quanta Bermuda’s business or Quanta U.S. Re’s business (as the case may be) carried on outside Bermuda. Quanta Bermuda and Quanta U.S. Re both are licensed insurers in Bermuda, and it is expected that they will be able to carry on activities from Bermuda that are related to and in support of their insurance business in accordance with their licenses.

Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition the BMA must approve all issuances and transfers of shares of a Bermuda exempted company.

The Bermuda government actively encourages foreign investment in ‘‘exempted’’ entities like Quanta Holdings that are based in Bermuda, but which do not operate in competition with local businesses. Quanta Holdings, Quanta Bermuda and Quanta U.S. Re are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda; however, Quanta U.S. Re will be taxed as a U.S. corporation.

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

Irish Regulation

Quanta Europe is incorporated under the laws of Ireland, has a registered office in Ireland, is in the process of running off its business and is preparing a withdrawal plan for submission to the Irish Financial Services Regulatory Authority (which has recently re-branded itself as the Financial Regulator), or FR so that it may start the process of returning a portion of its capital to its parent, Quanta Holdings. As a non-life insurance company, Quanta Europe is subject to the regulation and supervision of FR pursuant to the Insurance Acts and Regulations and is authorized to undertake various classes of non-life insurance business.

Quanta Europe is primarily regulated under the Insurance Acts and Regulations. In addition, Quanta Europe is subject to supervisory requirements imposed by FR. These include the guidelines referred to in this section.

In addition to the obligations imposed on Quanta Europe by the Insurance Acts and Regulations, FR has granted the authorization subject to certain conditions as is typical for Irish authorized insurers. The following are the main conditions that have been imposed:

•	Quanta Europe will not be permitted to reduce the level of its initial capital without the consent of FR;

•	Quanta Europe may not make any dividend payments without FR’s prior approval;

•	no loans may be made by Quanta Europe without prior notification to and approval of FR; and

•	Quanta Europe must maintain a minimum solvency margin equal to 200% of the solvency margin laid down by the Insurance Acts and Regulations (and a solvency ratio (free assets to net premium) of 50%).

Annual Returns

Quanta Europe must file annual statutory insurance returns with FR in the format prescribed by the European Communities (Non-Life Insurance Accounts) Regulations, 1995. Insurers must also pay annual supervision fees.

Qualifying Shareholding

The Insurance Acts and Regulations require that anyone acquiring or disposing of a ‘‘qualifying holding’’ in an Irish authorized insurer or anyone who proposes to increase that holding or to decrease it below specified levels must first notify FR of their intention to do so. Any Irish-authorized insurer that becomes aware of any acquisition or disposal of a qualifying holding in that insurer or which result in a holding reaching or being reduced below one of the ‘‘specified levels’’ is required to notify FR.

FR has three months from the date of submission of a notification within which to oppose any such proposed acquisition if FR is not satisfied as to the suitability of the acquiror ‘‘in view of the necessity to ensure sound and prudent management of the insurance undertaking.’’

A ‘‘qualifying holding’’ means a direct or indirect holding in an insurer that represents 10% or more of the capital or of the voting rights of the insurer or that makes it possible to exercise a significant influence over the management of the insurer. The specified levels are 20%, 33% and 50%, or such other level of ownership that results in the insurer becoming the acquiror’s subsidiary.

Any person having a shareholding of 10% or more of our issued share capital would be considered to have an indirect qualifying holding in Quanta Europe, whether or not those shares confer 10% or more of our voting rights. FR will need to pre-clear any change that results in the direct or indirect acquisition of a qualifying holding in Quanta Europe or a change that results in an increase in a holding to one of the specified levels.

Quanta Europe is required, at such times as may be specified by FR, and at least once a year, to notify FR of the names of shareholders possessing qualifying holdings and the size of such holdings.

Transactions with Related Companies

Under the Insurance Acts and Regulations, prior to entering into any transaction of a material nature with a related company or companies (including, in particular, the provision of loans to and acceptance of loans from a related company or companies) Quanta Europe must submit to FR a draft of any contract or agreement which is to be entered into by Quanta Europe in relation to the transaction. In addition to the above, there is a requirement that Quanta Europe notify FR on an annual basis of transactions with related companies in excess of 10,000 Euro.

Financial Requirements

Quanta Europe is required to maintain technical reserves calculated in accordance with the Insurance Acts and Regulations. Assets representing its technical reserves are required to cover Quanta Europe’s underwriting liabilities.

Quanta Europe is obligated to prepare annual accounts (comprising balance sheet, profit and loss account and notes) in accordance with the provisions of the European Communities (Insurance Undertakings: Accounts) Regulations, 1996 (the ‘‘Insurance Accounts Regulations’’). Such accounts must be filed with FR and with the Registrar of Companies in Ireland.

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

Withdrawal of Authorization

An insurer supervised by FR may have its authorization revoked by FR, if FR is satisfied that the insurer:

•	has not used its authorization for the last 12 months, has expressly renounced its authorization or has ceased to carry on business covered by the authorization for more than six months;

•	has been convicted of certain offences under the Insurance Acts and Regulations;

•	no longer fulfils the conditions for authorization required by the Insurance Acts and Regulations;

•	has been unable to take measures contained in a restoration plan or finance scheme envisaged by the Insurance Acts and Regulations;

•	fails seriously in its obligations under the Insurance Acts and Regulations;

•	fails to comply with a requirement to produce certain documentation pursuant to an investigation; or

•	fails to comply with a direction from FR as provided for in the Insurance Acts and Regulations.

FR may also suspend an authorization in certain circumstances. If FR revokes the authorization of an insurer, the right of that insurer to continue its activities in another EEA member state, whether by way of freedom of services or through a right of establishment of a branch, will immediately cease.

Approval of Directors and Managers

In addition to the restrictions set forth above, FR must approve the appointment of any new directors or managers of Quanta Europe, including managers of Quanta U.K.

Supervision, Investigation and Intervention

The Insurance Acts and Regulations confer on FR wide-ranging powers in relation to the supervision and investigation of insurers, including the following:

•	FR has power to require an insurer to submit returns and documents to it in such form as may be prescribed by regulation and to require that they be attested by directors and officers of the insurer. FR may also require that such returns and documents be attested by independent professionals and be published. Additionally, FR has a right to disclose any such returns or documents to the supervisory authorities of other EU Member States;

•	FR may require information in relation to the insurer or any connected body;

•	FR has power to direct that an investigation of an insurer’s affairs be carried out in order to be satisfied that the insurer is complying or has the ability to continue to comply with its obligations under the Insurance Acts and Regulations. If necessary FR may seek a High Court order prohibiting the free disposal of an insurer’s assets;

•	In certain circumstances, including where FR believes that an insurer may be unable to meet its liabilities or provide the required solvency margin, FR may direct the insurer to take measures including: closing to new business, limiting its premium income, restricting its investments in certain assets, realizing assets, maintaining assets in Ireland and any further measures specified in the direction;

•	If FR considers that policyholders’ rights are threatened, it can require the insurer concerned to produce a financial recovery plan, covering the next three years and to maintain a higher solvency margin; FR is prohibited from issuing a certificate that the insurer meets the required solvency margin while it believes that policyholders’ rights are threatened;

•	If the solvency margin of the insurer falls below the minimum guarantee fund, FR must require the insurer to submit a short-term finance scheme; and

•	FR may confer wide ranging powers on ‘‘authorized officers’’ in relation to insurers for the purpose of the Insurance Acts and Regulations. These powers include permitting an authorized officer to search a premises and remove documents. An authorized officer may also be empowered to compel persons to provide information and documentation and to prepare a report on specified aspects of the business or activities of an insurer and other prescribed persons.

Auditors to an insurer have a statutory duty to report to FR in certain circumstances.

Certain breaches of the Insurance Acts and Regulations may constitute criminal offences and render the persons found guilty of such offences liable to fines and/or imprisonment.

Certain other Irish Law Considerations

Quanta Europe is subject to the laws and regulations of Ireland. The Irish Companies Acts, 1963 to 2005 (the ‘‘Companies Acts’’) and the common law include the following restrictions applicable to Quanta Europe:

•	Irish law requires the directors of a company to act in good faith for the benefit of the company and for example, prohibits the gratuitous use of corporate assets for the benefit of directors and persons connected with them;

•	Irish company law applies capital maintenance rules. In particular, Quanta Europe is restricted to declaring dividends only out of ‘‘profits available for distribution.’’ Profits available for distribution are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously utilized either by distribution or capitalization and such losses do not include amounts previously written-off in a reduction or reorganization of capital;

•	Irish law restricts a company from entering into certain types of transactions with its directors and officers by either completely prohibiting such transactions or permitting them only subject to conditions;

•	Irish law restricts the giving of financial assistance by a company in connection with the purchase of its own shares or those of its holding company;

•	All Irish companies are obliged to file prescribed returns (including, in most cases, audited accounts) in the Companies Registration Office annually and on the happening of certain events such as the creation of new shares, a change in directors or the passing of certain shareholder resolutions;

•	A private limited company cannot offer shares or debentures to the public. Quanta Europe is a private limited company;

•	A statutory body known as the Office of the Director of Corporate Enforcement (the ‘‘ODCE’’) has power to carry out investigations into the affairs of Irish companies in circumstances prescribed in the Companies Acts. The powers of the ODCE include the prosecution (both civil and criminal) of persons for suspected breaches of the Companies Acts; and

•	Certain civil and criminal sanctions exist for breaches of the Companies Acts.

Quanta Europe is also required to comply with laws such as Irish Data Protection law.

U.K. Regulation

Regulation of Syndicate 4000 at Lloyd’s

We participate in the Lloyd’s market through Syndicate 4000. Syndicate 4000’s operations are subject to regulation by the UK Financial Services Authority (the ‘‘FSA’’) and the Council of Lloyd’s. The FSA is responsible under the Financial Services and Markets Act 2000 for regulating UK insurers. It regulates the Society of Lloyd’s as well as individual Lloyd’s managing agents. The Council of Lloyd’s regulates Lloyd’s members and Lloyd’s managing agents.

Our subsidiary, Quanta 4000, is a corporate member of Lloyd’s. In 2006, it was the sole member of Syndicate 4000. For the 2007 year of account, it will provide 90% of the capacity of Syndicate 4000. For future years of account it is expected that its maximum commitment will be the amount of its current commitment which may, or may not be, the same percentage of the capacity of Syndicate 4000 as the 2007 year of account. As a corporate member of Lloyd’s, Quanta 4000 is bound by the rules of the Society of Lloyd’s, which are prescribed by Byelaws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These govern Quanta 4000’s participation on Syndicate 4000 and (among other matters) prescribe its membership subscription, the level of its contribution to the Lloyd’s Central Fund and the assets it must deposit with Lloyd’s in support of its underwriting. Quanta 4000 is not (as a member of Lloyd’s) subject to direct regulation by the FSA.

The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates. In addition, the FSA monitors Lloyd’s rules to ensure these are adequate to allow the Society of Lloyd’s to meet its own regulatory obligations to the FSA.

During 2006, Syndicate 4000 was managed by Chaucer Syndicates Limited. For 2007, Syndicate 4000 will be managed by Pembroke Managing Agency Limited, which is owned by Pembroke JV. We hold an interest in Pembroke Managing Agency Limited through our 15% share ownership in its parent, Pembroke JV. Lloyd’s managing agents are subject to overlapping supervision by the Council of Lloyd’s and the FSA. Under the FSA’s regulatory regime, managing agents are required, among other matters, to adopt internal systems and controls appropriate to the risks of their business, obtain regulatory approval for those members of staff responsible for performing certain controlled functions and calculate the level of capital required to support the underwriting of the syndicates that they manage. They are also required to conduct their business according to eleven core regulatory principles, to which all firms regulated by the FSA are subject. The FSA and the Council of Lloyd’s have entered into an agreement by which the Council of Lloyd’s undertakes primary supervision of managing agents in relation to certain aspects of the FSA’s regulatory regime. This arrangement is intended to minimize duplication of supervision.

Each member of Lloyd’s is required to deposit cash, securities or letters of credit (or a combination of these assets) with Lloyd’s to support its participation on Lloyd’s syndicates. These assets are known as members’ ‘‘Funds at Lloyd’s’’. Members’ Funds at Lloyd’s requirements are calculated according to a minimum capital resources requirement, which is assessed at syndicate level by Lloyd’s and at the level of the Lloyd’s market as a whole by the FSA. This requirement is similar in effect to a required solvency margin.

At syndicate level, managing agents are required to calculate the capital resources requirements of the members of each syndicate they manage. They do this by carrying out a syndicate Individual Capital Assessment (‘‘ICA’’) according to detailed rules prescribed by the FSA. The ICA process evaluates the risks faced by the syndicate, including insurance risk, operational risk, market risk, credit risk, liquidity risk and group risk, and assesses the amount of capital that syndicate members should hold against those risks. Lloyd’s reviews each syndicate’s ICA annually and may challenge it. An ICA for Syndicate 4000 for the 2007 underwriting year was submitted to Lloyd’s in September 2006 and has been reviewed and approved by Lloyd’s. In order to ensure that Lloyd’s aggregate capital is maintained at a high enough level to support its overall security rating, Lloyd’s adds an uplift to the capital requirement figure produced by the ICA, the uplift being expected to be 35% on average across the Lloyd’s market. This uplifted figure is known as a syndicate’s Economic Capital Assessment (‘‘ECA’’). Lloyd’s uses the ECA to calculate each syndicate member’s Funds at Lloyd’s requirement.

At a Lloyd’s market level, Lloyd’s is required to demonstrate to the FSA that each member’s capital resources requirement is met by that member’s available capital resources, which for this purpose comprises its Funds at Lloyd’s, its share of member capital held at syndicate level and the funds held within the Lloyd’s Central Fund. In this way the FSA monitors the solvency of the Lloyd’s market as a whole.

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, vary the amount of a member’s Funds at Lloyd’s requirement (or alter the ways in which those funds may be invested). The exercise of any of these powers may reduce the amount of premium which a member is allowed to accept for its account in an underwriting year and/or increase a member’s costs of doing business at Lloyd’s. As a consequence, the member’s ability to achieve an anticipated return on capital during that year may be compromised.

Each syndicate is required to submit a business plan to Lloyd’s on an annual basis, which is subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board was formally constituted on January 1, 2003 and has become managing agents’ principal interface with the Council of Lloyd’s. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd’s in which underwriting risk is prudently managed while providing maximum long term returns to capital providers. The 2007 underwriting year business plan of Syndicate 4000 was submitted to Lloyd’s in September 2006 and has been reviewed and approved by Lloyd’s.

Lloyd’s syndicates are treated as ‘‘annual ventures’’ and members’ participation on syndicates may change from underwriting year to underwriting year. Ordinarily, a syndicate will accept business over the course of one calendar year (an underwriting year of account), which will remain open for a further two calendar years before being closed by means of ‘‘reinsurance to close’’. An underwriting year may be reinsured to close by the next underwriting year of the same syndicate or by an underwriting year of a different syndicate.

Lloyd’s moved to annual accounting on January 1, 2005. Previously, the market operated according to a three-year accounting cycle, so that members were not able to take profits made in an underwriting year until it had been reinsured to close, usually at the end of three years. Now, provided that certain solvency requirements are met, underwriting profits may effectively be taken in part before the year has been reinsured to close. Once an underwriting year has been reinsured to close, Lloyd’s will release the members’ Funds at Lloyd’s provided that these are not required to support the members’ other underwriting years or to meet a loss made on the closed underwriting year. If reinsurance to close cannot be obtained at the end of an underwriting year’s third open year (either at all, or on terms that the managing agent considers to be acceptable on behalf of the members participating on that underwriting year), then the managing agent of the syndicate must determine that the underwriting year will remain open. If the managing agent determines to keep the underwriting year open, then the syndicate will be considered to be in run-off, and the Funds at Lloyd’s of the participating members will continue to be held by Lloyd’s to support their continuing liabilities unless the members can show that their Funds at Lloyd’s are in excess of the amount required to be held in respect of their liabilities in relation to that year.

The reinsurance to close of an underwriting year does not discharge participating members from the insurance liabilities they incurred during that year. Rather, it provides them with a full indemnity from the members participating on the reinsuring underwriting year in respect of those liabilities. Therefore, even after all the underwriting years on which a member has participated have been reinsured to close, the member is required to stay in existence and to remain a non-underwriting member of Lloyd’s. Accordingly, although Lloyd’s will release members’ Funds at Lloyd’s, there nevertheless continues to be an administrative and financial burden for corporate members between the time of the reinsurance to close of the underwriting years on which they participated and the time that their insurance obligations are entirely extinguished. This includes the completion of financial accounts in accordance with the Companies Act 1985 and the submission of an annual compliance declaration to Lloyd’s.

Underwriting losses incurred by a syndicate during an underwriting year must be paid according to the links in the Lloyd’s chain of security. Claims must be funded first from the members’ premiums trust fund (which is held under the control of the syndicate managing agent) and then from members’ Funds at Lloyd’s. In the event that any member is unable to pay its debts owed to policyholders from these assets, such debts may, at the discretion of the Council of Lloyd’s, be paid by the Lloyd’s Central Fund.

The Central Fund is funded by an annual levy imposed on members (which is determined annually by Lloyd’s as a percentage of each member’s underwriting capacity (1% for 2006 and 2007)), and by an interest-bearing subordinated loan made by members, which is repaid and replaced on a three year rolling basis. In 2006 and 2007, the loan was 0.75% of each member’s underwriting capacity. In addition, the Council of Lloyd’s has power to call on members to make an additional contribution to the Central Fund of up to 3% of their underwriting capacity each year should it decide that such additional contributions are necessary.

Lloyd’s also makes other charges on its members and the syndicates on which they participate, including an annual subscription charge (0.5% of underwriting capacity in 2006 and 2007) and an overseas business charge, levied as a percentage of gross international premiums (that is premiums on business outside the UK and the Channel Islands), with the percentage depending on the type of business written. Lloyd’s also has power to impose additional charges under Lloyd’s Powers of Charging Byelaw.

U.S. Regulation

Quanta Indemnity and Quanta Specialty Lines are regulated insurance companies in Colorado and Indiana respectively.

Holding Company Acts

State insurance holding company system statutes and related regulations provide a regulatory apparatus that is designed to protect the financial condition of domestic insurers operating within a holding company system. All insurance holding company statutes require disclosure and, in some instances, prior approval of material transactions between the domestic insurer and an affiliate. These transactions typically include sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, service agreements, guarantees and investments between an insurance company and its affiliates, involving in the aggregate specified percentages of an insurance company’s admitted assets or policyholders surplus, or dividends that exceed specified percentages of an insurance company’s surplus or income.

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

Before a person can acquire control of a domestic insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner where the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the closing of the acquisition of control. Generally, state statutes provide that ‘‘control’’ over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of the common shares of Quanta Holdings would indirectly acquire the same percentage of Quanta Specialty Lines’ and Quanta Indemnity’s common stock, the U.S. insurance change of control laws will likely apply to such a transaction.

Typically, the holding company statutes will also require each of our U.S. subsidiaries periodically to file information with state insurance regulatory authorities, including information concerning capital structure, ownership, financial condition and general business operations.

Regulation of Dividends and other Payments from Insurance Subsidiaries

The ability of a U.S. insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, these laws require prior regulatory approval before an insurer may pay a dividend or make a distribution above a specified level. In many U.S. jurisdictions, including the State of Indiana where Quanta Specialty Lines is domiciled and the State of Colorado where Quanta Indemnity is domiciled, dividends may only be paid out of earned surplus and may not exceed the greater of (1) 10% of the insurer’s statutory surplus as of the end of the last preceding calendar year or (2) levels of the insurer’s net income for the prior calendar year. In addition, the laws of many U.S. jurisdictions require an insurer to report for informational purposes to the insurance commissioner of its state of domicile all declarations and proposed payments of dividends and other distributions to security holders. Any return of capital from a U.S. insurance company would require prior approval of the domestic regulators.

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

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System (‘‘IRIS’’) was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies ‘‘usual values’’ for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer’s business. Insurers that report four or more unusual values are generally targeted for regulatory review.

Accreditation

The NAIC has instituted its Financial Regulatory Accreditation Standards Program (‘‘FRASP’’) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these laws and regulations in order to become an ‘‘accredited’’ state. Accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in an unaccredited state.

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

Under the approved formula, an insurer’s statutory surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

•	insurer is required to submit a plan for corrective action,

•	insurer is subject to examination, analysis and specific corrective action,

•	regulators may place insurer under regulatory control, and

•	regulators are required to place insurer under regulatory control.

Guaranty Funds and Assigned Risk Plans

Most states require all admitted insurance companies to participate in their respective guaranty funds that cover various claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for automobile insurance and other lines for insureds which, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Participation in assigned risk pools tends to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.

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

A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an ‘‘accredited’’ or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

As a result of the requirements relating to the provision of credit for reinsurance, Quanta Bermuda, Quanta U.S. Re and Quanta Europe are indirectly subject to some regulatory requirements imposed by jurisdictions in which ceding companies are licensed. Because Quanta Bermuda, Quanta U.S. Re and Quanta Europe were not licensed, accredited or otherwise approved by or domiciled in any state in the United States, primary insurers were only willing to cede business to Quanta Bermuda, Quanta U.S. Re and Quanta Europe if we provided adequate security to allow the primary insurer to take credit on its balance sheet for the reinsurance it purchased. We typically provided this security through the posting of a letter of credit or deposit of assets into a trust fund for the benefit of the primary insurer.

Statutory Accounting Principles

Statutory accounting principles, or SAP, is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

U.S. GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by State Insurance Departments, will determine, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiaries, which will affect, in part, the amount of funds they have available to pay dividends to us.

Federal Regulation

We are subject to numerous federal regulations, including the Securities Act of 1933, the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) and other federal securities laws. As we continue with the run-off of our business, we must monitor our compliance with these laws, including our maintenance of any available exemptions from registration as an investment company under the Investment Company Act of 1940. Any failure to comply with these laws or maintain our exemption could have a material adverse effect on our operations and on the market price of our common and series A preferred securities.

Although state regulation is the dominant form of regulation for insurance and reinsurance business, from time to time Congress has shown concern over the adequacy and efficiency of the state regulation. Proposals have included the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. Federal legislation is also being discussed that would require all states to adopt uniform standards relating to the regulation of products, licensing, rates and market conduct. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. subsidiaries’ capital and operations, and the enactment of such laws or the adoption of such regulations could materially adversely affect our business.

The Gramm-Leach-Bliley Act (‘‘GLBA’’) which made fundamental changes in the regulation of the financial services industry in the United States was enacted on November 12, 1999. The GLBA permitted the transformation of the already converging banking, insurance and securities industries by allowing mergers that combine commercial banks, insurers and securities firms under one holding company, a ‘‘financial holding company.’’ Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are ‘‘financial’’ in nature or ‘‘incidental’’ or ‘‘complementary’’ to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our U.S. subsidiaries’ product lines by substantially increasing the number, size and financial strength of potential competitors.

The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted by the U.S. Congress and became effective in November 2002 in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. TRIA generally requires U.S. property and casualty insurers, including Lloyd’s syndicates which conduct business in the U.S., to offer terrorism coverage for certified acts of terrorism to their policyholders at the same limits and terms as for other coverages. Exclusions or sub-limited coverage may be established, but solely at the policyholder’s discretion. The U.S. Treasury has the power to extend the application of TRIA to our non-U.S. insurance operating subsidiaries as well.

TRIA created a temporary federal reinsurance program to reduce U.S. insurers’ risk of financial loss from certified acts of terrorism. TRIA’s requirement to offer coverage, as well as the federal reinsurance program, has been extended and is now scheduled to expire on December 31, 2007. While federal reinsurance is available, coverage under the federal reinsurance program is limited. Accordingly, the requirements under TRIA may negatively affect the results of operation and the business of Syndicate 4000.

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

Quanta Holdings has received written assurance dated May 27, 2003 from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Quanta Holdings or to any of its operations, shares, debentures or obligations until March 28, 2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Quanta Holdings in respect of real property or leasehold interests in Bermuda held by it. Quanta Bermuda and Quanta U.S. Re also received such written assurance dated June 23, 2003. We cannot assure you that we will not be subject to any such tax after March 28, 2016.

Certain Irish Tax Considerations

We intend that Quanta Europe, a company incorporated in Ireland, will be managed and controlled, in Ireland and, therefore, will be resident in Ireland for Irish tax purposes and subject to Irish corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by Quanta Europe from an Irish trade (that is, a trade that is not carried on wholly outside of Ireland) will be subject to Irish corporation tax at the current rate of 12.5%. Other income (that is income from passive investments, income from non-Irish trades and income from certain dealings in land) will generally be subject to Irish corporation tax at the current rate of 25%.

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

U.K. Taxation of Quanta Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta 4000 and Pembroke JV

U.K. Residence.    None of Quanta Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings nor Quanta Specialty Lines are incorporated in the U.K. Accordingly, they should not be treated as being resident in the U.K. unless their central management and control is exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. We intend to manage Quanta Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines and Quanta Indemnity so they are not resident in the U.K. for U.K. corporation tax purposes. Quanta 4000 and Pembroke JV, as companies incorporated in the U.K., are treated as being resident in the U.K. and are subject to U.K. corporation tax on their respective worldwide income and gains. The maximum rate of U.K. corporation tax is currently 30%.

U.K. Permanent Establishment.    As a matter of U.K. domestic tax law, a company not resident in the U.K. for U.K. corporation tax purposes can be subject to U.K. corporation tax if it carries on a trade in the U.K. through a permanent establishment in the U.K. but the charge to U.K. corporation tax is limited to all profits (including revenue profits and capital gains), wherever arising, that are attributable to such permanent establishment. The term ‘‘permanent establishment’’ is defined for these purposes in a manner that is consistent with various internationally recognized characteristics commonly used in the U.K.’s double tax treaties. The maximum rate of U.K. corporation tax is currently 30%.

We intend to operate in such a manner that none of Quanta Holdings nor any of its subsidiaries will carry on a trade in the U.K. through a permanent establishment in the U.K. Whether a trade is being carried on in the U.K. through a permanent establishment in the U.K. is an inherently factual determination. Since U.K. case law and U.K. statutes fail to identify definitively activities that constitute a trade being carried on in the U.K. through a permanent establishment in the U.K., we cannot assure you that HM Revenue & Customs will not contend successfully that Quanta Holdings or any of its subsidiaries has been or will be carrying on a trade in the U.K. through a permanent establishment in the U.K. We believe that the U.S. subsidiaries of Quanta Holdings qualify for benefits under the tax treaty between the U.K. and the United States. If any of our U.S. subsidiaries qualifying for such benefits were to be carrying on a trade in the U.K. through a U.K. permanent establishment, they would only be subject to U.K. corporation tax if the U.K. permanent establishment constituted a permanent establishment for the purposes of that treaty and then only to the extent that any profits were attributable to that permanent establishment in the U.K. determined in accordance with the provisions of the U.K. — United States tax treaty.

The U.K. has no tax treaty with Bermuda and if any of Quanta Holdings or our subsidiaries in Bermuda were to be carrying on a trade in the U.K. through a permanent establishment in the U.K., they would be subject to U.K. corporation tax on all profits, wherever arising, attributable to that permanent establishment in accordance with the provisions of U.K. tax law.

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

If we or any of our subsidiaries, other than any subsidiary incorporated in the U.K. as a contact office for Quanta Bermuda, were treated as being resident in the U.K. for U.K. corporation tax purposes, or, were to be carrying on a trade in the U.K. through a permanent establishment in the U.K., the results of our operations and your investment could be materially adversely affected.

The U.K. imposes Insurance Premium Tax, or IPT, on the receipt of premiums by insurers under insurance contracts in respect of risks situated in the U.K. Certain types of insurance risks situated in the U.K. are exempt from IPT, including reinsurance. IPT is generally collected from the insurer, although the economic cost of the IPT is usually passed to the insured by way of an IPT-inclusive premium. The rate of IPT is 5% (or 17.5% for insurance contracts relating to certain goods in certain circumstances) and is calculated as a percentage of the premium received.

Certain U.S. Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations relating to Quanta Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta Indemnity and Quanta U.S. Re and the ownership of our shares by investors. As discussed further in this annual report and based on our expected business, properties, ownership, organization, source of income and manner of operation, we believe that (1) no U.S. Person that owns shares in Quanta Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a controlled foreign corporation, or CFC, and (2) Quanta Holdings should not be considered a passive foreign investment company, for the year ended December 31, 2006. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for the year ended December 31, 2006.

This summary is based upon the Internal Revenue Code, the Treasury Regulations promulgated under the Internal Revenue Code, rulings and other administrative pronouncements issued by the IRS, judicial decisions, the tax treaty between the United States and Bermuda, or the ‘‘Bermuda Treaty’’ and the tax treaty between the United States and Ireland, or the ‘‘Irish Treaty’’, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. No advance ruling has been or will be sought from the IRS regarding any matter discussed in this annual report. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of such investor’s investment or tax circumstances, or to investors subject to special tax rules, such as shareholders who own directly, or indirectly through certain foreign entities or through the constructive ownership rules of the Internal Revenue Code, 10% or more of the voting power or value of Quanta Holdings (or how those ownership rules may apply in certain circumstances), tax-exempt organizations, dealers in securities, banks, insurance companies, persons that hold shares that are a hedge or that are hedged against interest rate or insurance risks or that are part of a straddle or conversion transaction, or persons whose functional currency is not the U.S. dollar. This summary generally does not discuss the federal alternative minimum tax and federal taxes other than income tax or other U.S. taxes such as state or local income taxes. This summary assumes that an investor will acquire and hold our shares as capital assets, which generally means as property held for investment. Special rules, not discussed herein, apply to U.S. persons who are partners in a partnership investing in shares. Prospective investors should consult their tax advisors concerning the consequences, in their particular circumstances, of the ownership of shares under U.S. federal, state, local and other tax laws.

For U.S. federal income tax purposes and purposes of the following discussion, a ‘‘U.S. Person’’ means (1) a citizen or resident of the United States, (2) a corporation or other entity created or organized in the United States or under the laws of the United States or of any of its political subdivisions, (3) an estate the income of which is subject to U.S. federal income tax without regard to its source or (4) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. Persons have the authority to control all substantial decisions of the trust, as well as certain electing trusts.

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

A company resident in Ireland will generally be entitled to the benefit of the Irish Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Ireland or U.S. citizens and (2) deductible amounts paid for certain purposes to persons who are neither residents of either the U.S. or Ireland, nor U.S. citizens do not exceed 50% of the Irish company’s income. An Irish company which does not meet those standards may nevertheless be entitled to the benefits of the Irish Treaty with respect to an item of income if the Irish company is engaged in the active conduct of a trade or business in Ireland, and the item of income is connected with or incidental to that trade or business. Quanta Europe believes it is entitled to the benefits of the Irish Treaty. Assuming Quanta Europe is entitled to the benefits of the Irish Treaty, it will not be subject to U.S. federal income tax on any income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Quanta Europe intends to conduct its activities in a manner so that it does not have a permanent establishment in the United States, although we cannot assure you that it will achieve this result.

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

Foreign corporations also are subject to U.S. withholding tax at a rate of 30% of the gross amount of certain ‘‘fixed or determinable annual or periodical gains, profits and income’’ derived from sources within the United States (such as dividends and certain interest on investments), to the extent such amounts are not effectively connected with the foreign corporation’s conduct of a trade or business in the United States. The tax rate is subject to reduction by applicable treaties. The Bermuda Treaty does not provide such a reduction. Dividends, if any, paid by Quanta U.S. Holdings to Quanta Holdings, therefore, will be subject to 30% U.S. withholding tax. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to premiums paid to Quanta Bermuda is 4% for insurance premiums and 1% for reinsurance premiums. The excise tax does not apply to premiums paid to Quanta Europe assuming that Quanta Europe is entitled to the benefits of the Irish Treaty, to the extent that Quanta Europe does not reinsure the risk with a reinsurer which is not entitled to the benefits of a bilateral tax treaty with the United States in which the United States has waived the excise tax.

Quanta U.S. Holdings is a Delaware corporation and Quanta Specialty Lines is an Indiana corporation. Quanta U.S. Re is a Bermuda corporation that will be taxed as a U.S. corporation pursuant to an election under section 953(d) of the Internal Revenue Code. Each will be subject to taxation in the United States on its worldwide income at regular corporate rates.

Personal Holding Companies.    Quanta Holdings’ U.S. subsidiaries could be subject to additional U.S. tax on a portion of their income earned from U.S. sources if any of them is considered to be a personal holding company, or ‘‘PHC’’ for U.S. federal income tax purposes. A corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (1) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (2) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of ‘‘PHC income.’’ PHC income includes, among other things, dividends, certain interest, certain royalties, annuities and, under certain circumstances, rents. For purposes of the 50% test, each partner of an investment partnership who is an individual will be treated as owning his/her proportionate share of any stock owned by the partnership. Additionally, certain entities (such as tax-exempt organizations and pension funds) will be treated as individuals. The PHC rules contain an exception for foreign corporations.

If any of Quanta Holdings’ U.S. subsidiaries were a PHC in a given taxable year, such corporation would be subject to PHC tax on its ‘‘undistributed PHC income’’ at a rate of 15%. For taxable years beginning after December 31, 2008, the PHC tax rate would be the highest marginal rate on ordinary income applicable to individuals.

Although Quanta Holdings believes that none of its U.S. subsidiaries is a PHC, we cannot provide assurance that this will be the case because of factors including legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of Quanta Holdings’ shareholder base, the gross income of Quanta Holdings’ U.S. subsidiaries and other circumstances that could change the application of the PHC rules to Quanta Holdings and its subsidiaries. In addition, if any of Quanta Holdings’ U.S. subsidiaries were to become PHCs we cannot be certain that the amount of PHC income would be immaterial.

Employees

As of March 2, 2007, following the transfer of certain employees to Pembroke Managing Agency, we employed approximately 79 full-time employees. These employees are mainly engaged in our run-off activities. Five employees handle claims, six are engaged in assumed and ceded reinsurance, six serve in the policy servicing administration and the remainder deal with financial, legal, regulatory and general administrative matters. We also engage temporary personnel when needed.

In order to retain the services of James J. Ritchie, our Executive Chairman, we have entered into an employment agreement with him. In addition, in order to retain the services of Jonathan J.R. Dodd, our chief financial officer, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of their termination without cause or following a change of control. These agreements also contain non-competition and non-solicitation provisions. However, generally, our other employees, including our chief executive officer, do not have non-competition agreements with us nor agreements requiring us to employ them over a fixed term. Therefore, these other employees, including our chief executive officer, may voluntarily terminate their employment with us at any time and are not restricted from seeking employment with others who may seek their expertise.

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

Risks Related to the Run-off and to Syndicate 4000

Our self-managed run-off is subject to a number of risks.

We have placed all of our lines of business in run-off with the exception of Syndicate 4000. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations, cancellations or other arrangements to mitigate our liabilities, obtain premium that has been due but not paid to us for an extended period of time, release capital from these subsidiaries to our holding company where it is available to our shareholders, reduce our expenses such that they do not exceed income from investments, prevent investment losses, maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries. Furthermore, we remain subject to extensive regulation and the risk that regulators may seek to supervise or gain and retain control over our subsidiaries, which would impede our efforts to extract capital from those subsidiaries over time. In addition, running-off these businesses creates substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. If any of these risks materializes, it may have a material adverse impact on the value of our assets, increase our operating costs or result in liquidity strains.

We may experience unfavorable claims development or receive additional claims as well as delays or failures concerning amounts due from reinsurers or retrocessionaires, which could result in additional losses.

Unfavorable claims experience related to the run-off of any or all of our lines of business may occur and would result in losses in the future as we still have policies in force that have terms of up to 14 years. In addition, as required by U.S. Generally Accepted Accounting Standards, we have not established reserves for claims that may arise from losses occurring in the future on the policies that remain in force. Further, we have experienced some instances of slower payments from, and disputes about amounts owed to us with, our reinsurers and retrocessionaires. As a result, we may incur losses attributable to our inability to recover amounts from retrocessionaires or ceding companies either due to disputes with the retrocessionaires or ceding companies, their financial condition or both. If our reserves for amounts recoverable from retrocessionaires or ceding companies, as well as reserves associated with the underlying reinsurance exposures are insufficient, it could result in losses and an increase in cost and management time related to arbitration and other dispute resolution.

Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares, return capital, make payments on our indebtedness and other liabilities and our ability to redeem our series A preferred shares.

Quanta Holdings is a holding company. As a result, we do not, and will not, have any significant operations or assets other than our ownership of our subsidiaries. Dividends and other permitted distributions from our operating subsidiaries will be our sole source of funds to pay dividends, if any, to shareholders of our common and series A preferred shares, redeem or repurchase any or all of our series A preferred shares and to meet ongoing cash requirements, including debt service payments and other expenses. For example, we did not pay dividends on the series A preferred shares in the second, third and fourth quarters of 2006 and the first quarter of 2007 and did not pay interest on our pooled trust preferred securities in the fourth quarter of 2006 and the first quarter of 2007. Additionally, as we run-off and wind-up our businesses we will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries and dividend it to our holding company where it can be available to our shareholders. Because we are a holding company, our ability to pay dividends on our common and series A preferred shares and to redeem or repurchase any or all of our series A preferred shares for cash is limited by restrictions on our ability to obtain funds through dividends from our subsidiaries.

The ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the submission and approval of a withdrawal plan or similar arrangements by regulators, the maintenance by some of our subsidiaries of minimum solvency requirements and the limitation of the amount of dividends that these subsidiaries can pay to us. In addition, following the withdrawal of our A.M. Best rating, the BMA, the regulator of one or our principal insurance subsidiaries, Quanta Bermuda, amended Quanta Bermuda’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the prior approval of the BMA and to prohibit it from entering into certain transactions. There are also significant restrictions regarding our ability to remove the funds deposited to support part of the underwriting capacity of Syndicate 4000 at Lloyd’s. The inability of our operating subsidiaries to pay dividends or to return capital in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations and on our ability to pay dividends, redeem or repurchase our series A preferred shares and make payments on our indebtedness. We anticipate that the paying of dividends or the return of capital to the holding company will require regulatory approval. We will work, over time, with applicable regulatory authorities to facilitate dividends from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions, especially given that most of our business is in run-off.

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

Risks Related to Any Dissolution of Our Business

In the future, it is possible that we could be placed into liquidation either as a solvent entity or as an insolvent entity. A liquidation as a solvent entity is a voluntary liquidation approved by shareholders. If we were to become insolvent, we would have to be liquidated under the supervision of the Bermuda Supreme Court during which a court appointed liquidator of our company may or may not pursue a scheme of arrangement to shorten the time otherwise required to wind up our business.

In a winding up or liquidation as described above, we or a liquidator would be appointed and would sell or otherwise dispose of our remaining assets, pay our existing liabilities, including contingent obligations (which would have to be estimated in advance of payment) and distribute net proceeds, if any, to our shareholders in one or more liquidation distributions. In a liquidation, we may not receive any material amounts for the sale or other disposition of our assets. Further, in a liquidation, we will have significant obligations, including the costs incurred by the independent liquidator appointed and the work required to estimate liabilities and realize assets.

The amount and timing of distributions, if any, to shareholders in a liquidation cannot be predicted at this time because any distribution would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions, the time and amount required to resolve outstanding obligations and the amount of any reserves for future contingencies. If we were to become insolvent, it is unlikely that there will be distributions payable to our common shareholders. Common shareholders will rank last in order of priority of distribution in a liquidation.

We are dependent on our executives and other key employees to run-off our business, to operate our Lloyd’s business and to identify, evaluate and complete any strategic transaction. We may not be able to retain our personnel or attract any needed new personnel, which may have a material adverse effect on our company and the execution of our run-off plan.

Our failure to retain members of our management team, key employees and other personnel and our inability to attract any needed new personnel or to use our existing personnel in new, altered or expanded roles could significantly and negatively affect our ability to conduct our self-managed run-off, to manage Syndicate 4000 and to evaluate and complete any strategic transaction. In order to retain the services of James J. Ritchie, our Executive Chairman, and Jonathan J.R. Dodd, our chief financial officer, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of their termination without cause or following a change of control. However, we do not have a retention agreement with Peter D. Johnson, our chief executive officer, and he and our other employees who we did not enter into retention agreements with are not restricted from seeking employment with our competitors or others who may seek their expertise.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, are expected to pay these amounts over to the clients that have purchased insurance or reinsurance from us. If a broker fails to make such a payment in a significant portion of business that we write it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations. Likewise, when we are required to return premiums in connection with a cancellation or commutation, the brokers collect these payments from us but these premiums are not considered returned. Accordingly, the policy is not cancelled or commuted and our risk is not terminated until the broker returns these premiums to the client. Lastly, our reinsurers and retrocessionaires in many cases make payments owed to us to brokers and these brokers, in turn, are expected to pay these amounts to us. If a broker fails to make such a payment to us, we may be unsuccessful in obtaining payment from the reinsurer or retrocessionaire or we may incur costs in enforcing the payment of amounts owed to us. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our business.

We face significant litigation relating to alleged securities law violations.

Two class action lawsuits have been filed against Quanta Holdings and certain of its officers and directors on behalf of a putative class consisting of investors who purchased our publicly traded series A preferred securities and common shares. The complaints allege, among other things, that we made false, misleading and incomplete statements regarding loss estimates in violation of the federal securities laws. It is possible that additional lawsuits relating to these matters may be filed against us and/or certain of our current and former officers and directors in the future. It is also possible that administrative proceedings or regulatory proceedings could be commenced against us in the future.

These lawsuits and any future proceedings could be expensive and could divert management’s attention and other resources away from other matters. Any such diversion of management’s attention or other resources could negatively and materially impact our self-managed run-off. We cannot predict the timing of any trials with respect to these lawsuits and any future proceedings. We are not currently able to estimate legal defense costs or the amount of any damages that we may be required to pay in connection with these lawsuits and any future proceedings. The class action lawsuits which could continue for a significant period, are currently at a very early stage and we have very little information as to the course either will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where the claimants seek indeterminate damages, we are unable to predict the outcome of these matters and at this time cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit and any future proceedings.

We have not established any reserves for any potential liability relating to the class action lawsuits. We have insurance coverage (above a certain self-insured retention) with respect to claims such as these lawsuits but it is not currently possible to determine whether such insurance coverage will be adequate to cover our defense costs and any losses.

The existence of the class action lawsuits or the perceived probability of future proceedings could have a material adverse effect on the market price of our common and series A preferred securities.

Our business, results of operations and financial condition have been and could continue to be adversely affected by catastrophic events.

Although we are no longer writing property reinsurance business that is exposed to catastrophes, certain lines of business that we have underwritten, including marine and aviation reinsurance and environmental, have large aggregate exposures, including to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability for periods of up to ten years. Additionally, we retain property exposure from our program business. Through the specie and fine arts products of Syndicate 4000 we also have exposure to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. Our loss experience generally has and, despite our exit from the property reinsurance and the technical risk property insurance markets, we expect that it will continue to be subject to infrequent events of great severity. In the future we may recognize additional net losses related to Hurricanes Katrina, Rita and Wilma and other catastrophes. If our actual losses from Hurricanes Katrina, Rita and Wilma are materially greater than our estimated losses, our results of operations and financial condition could be materially adversely affected.

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

Losses from these types of catastrophic events could eliminate our shareholders’ equity and statutory surplus (which is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets, as determined under statutory accounting principles). Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with management’s assessment of our internal control over financial reporting as of December 31, 2006, we have identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of these material weaknesses, see ‘‘Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.’’

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. As a result, we must continue to develop and implement our remediation plan to address the material weaknesses and to obtain reasonable assurance regarding the reliability of our financial statements. Our resources are constrained and management is required to devote a significant amount of time and resources toward the run-off of our specialty insurance and reinsurance businesses, which could delay or otherwise negatively impact implementation of our remediation plan for our internal controls If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal controls as our business changes, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and Nasdaq, including a delisting from Nasdaq, and a general loss of investor confidence, any one of which could adversely affect the valuation of our securities.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting. We have identified control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a ‘‘material weakness’’ or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A ‘‘material weakness’’ is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The report by us of a material weakness, including the material weaknesses identified in this annual report, may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate and the share price of our common and preferred shares and our business may be adversely affected.

We may be required to post additional security under insurance and reinsurance agreements.

If our actual losses exceed our estimates or as a result of future losses and other events, we may be required to post additional security under some of our insurance and reinsurance contracts either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we would be required to place securities in trust or similar arrangements, which would be more difficult and costly to establish and administer and could lead to liquidity strains.

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

We have sought to limit our loss exposure by writing a number of our reinsurance contracts on an excess of loss basis, adhering to maximum limitations on reinsurance written in defined geographical zones, limiting program size for each client and by prudent underwriting of each program written. In the case of proportional treaties, we sought per occurrence limitations or loss ratio caps to limit the impact of losses from any one event. We cannot be sure that any of these loss limitation methods has been or will be effective. We also sought to limit our loss exposure by geographic diversification. We cannot assure you that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intended. Disputes relating to coverage and choice of legal forum may also arise. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. As a result, our actual claims could substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity.

Syndicate 4000 competes with a large number of companies in the insurance industry for underwriting revenues.

Syndicate 4000 competes with a large number of other companies in its current selected lines of business. These competitors offer the lines of insurance that Syndicate 4000 offers, target the same markets as Syndicate 4000 and utilizes similar business strategies. Syndicate 4000 faces competition both from specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies. Since Syndicate 4000 has a limited operating history, many of its competitors have greater name and brand recognition. Many of them also have more (in many cases substantially more) capital and greater marketing and management resources than Syndicate 4000 has and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer.

Syndicate 4000’s competitive position is based on many factors, including its perceived financial strength, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. If competition limits its ability to write new and renewal business at adequate rates, our return on capital may be adversely affected.

Restructuring of Syndicate 4000 may not be successful.

Although the A.M. Best ‘‘A’’ (excellent) rated Lloyd’s market, including Syndicate 4000, was not subject to our 2006 rating actions, they did negatively impact our Lloyd’s operations during the year ended December 31, 2006. Although we have restructured our Lloyd’s operations and we continue to work to diversify the provision of capital to the syndicate to support its presence in the Lloyd’s market, we cannot assure you that these efforts will be successful. If these efforts are unsuccessful, our Lloyd’s segment operations could be adversely affected and our ability to obtain the return of our capital in Syndicate 4000 could be delayed.

We may misevaluate the risks we seek to insure in the underwriting and pricing of our products in Syndicate 4000. If Syndicate 4000 misevaluates these risks, its actual incurred losses may be greater than its loss reserves, which would negatively impact its business and reputation and would have a material adverse impact on our financial condition and results of operation.

The market for Syndicate 4000’s specialty lines insurance products differs significantly from the standard market. In general, in the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures and companies tend to compete for customers on the basis of price and service. In contrast, the specialty market, including the Lloyd’s market in which Syndicate 4000 operates, provides coverage for risks that do not fit the underwriting criteria of the standard carriers. Syndicate 4000 has a team of experienced underwriting officers and underwriters with specialized knowledge of their respective market segments. Its success will depend on the ability of these underwriters to accurately assess the risks associated with the businesses that it ensures. Underwriting for specialty lines products requires Syndicate 4000 to make assumptions about matters that are inherently unpredictable and beyond its control and for which historical experience and probability analysis may not provide sufficient guidance. Further, underwriting for specialty lines presents particular difficulties because there is usually limited information available on the client’s loss history for the perils being insured. If Syndicate 4000 fails to adequately evaluate the risks to be insured, its business and reputation and our financial condition and results of operations could be materially and adversely affected.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. To the extent our loss reserves are insufficient to cover actual losses or loss adjustment expenses, we will have to add to these loss reserves and incur a charge to our earnings, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our utilization of program managers and other third parties to support our business exposes us to operational and financial risks.

In our program product line, we relied on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our business in this segment. In these arrangements, we typically granted the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provided and other contractual restrictions and obligations. Should our managers have issued policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for these policies. We aim to resist claims that exceed or expand on our underwriting intention, however, it is possible that we would not prevail in such an action, or that our program managers would be unable to substantially indemnify us for their contractual breach. We also relied on our managers, or other third parties we retained, to collect premiums and to pay valid claims. While we strive to mitigate these risks through our contractual arrangement with the program managers and other third parties, we remain exposed to these credit and operational risks, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third-party administrators we have retained to manage claims activity that we expect to arise in our program operations. Although we have implemented auditing and other oversight protocols for our program, we cannot assure you that these measures will be sufficient to alleviate all of these exposures.

Assessments and other surcharges for guaranty funds and similar arrangements may have a negative impact on our financial condition.

Virtually all states in the U.S. require insurers licensed to do business therein to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which are levied by guaranty associations or similar entities within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged during the period in which the member insurer was engaged in those lines of business. Accordingly, we may be assessed in the future on a portion of premiums we wrote before we commenced our self-managed run-off. The effect of these assessments and arrangements, or changes in them, could have a negative impact on our financial condition in any given period.

Continued or increased levies by Lloyd’s for the Lloyd’s Central Fund and cash calls for trust fund deposits or a significant downgrade of Lloyd’s A.M. Best rating would materially and adversely affect us.

We participate in Lloyd’s through Syndicate 4000. Whenever any member of Lloyd’s is unable to pay its debts to policyholders or to meet certain other obligations, these debts or obligations may be payable by the Lloyd’s Central Fund.

The Lloyd’s Central Fund protects Lloyd’s policyholders against the failure of a member of Lloyd’s to meet its obligations. The Central Fund is a mechanism that, in effect, ‘‘mutualizes’’ unpaid liabilities among all members, whether individual or corporate. The fund is available to back Lloyd’s policies issued after 1992. Lloyd’s requires members to contribute to the Central Fund in the form of an annual contribution and by making, through the syndicates on which they participate, annual subordinated loans to Lloyd’s whose proceeds are held in the Central Fund. The Council of Lloyd’s has discretion to require members to make further Central Fund contributions of up to 3% of their underwriting capacity in any one year. Policies issued in syndicate years that have not been closed before 1993 have been reinsured by Equitas, an independent insurance company authorized by the Financial Services Authority, or FSA. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd’s may take the view that it is appropriate to apply the Central Fund to discharge those liabilities Equitas failed to meet. In that case, the Council of Lloyd’s may resolve to impose a special or additional levy on the existing members, including corporate members such as Quanta 4000, effectively requiring them to fund the performance of those obligations.

Additionally, Lloyd’s insurance and reinsurance business is subject to local regulation. Regulators in the United States require Lloyd’s to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd’s may require Quanta 4000 Limited to satisfy cash calls to meet claims payment obligations and to maintain minimum trust fund amounts.

Any premium levy or cash call would increase the expenses of Syndicate 4000 and Quanta 4000, its corporate member, without providing compensating revenues and could have a material adverse effect on our results. The Lloyd’s market is currently rated ‘‘A’’ (excellent) by A.M. Best. In the event that Lloyd’s rating is downgraded below ‘‘A–’’ in the future, the downgrade could have a material adverse effect on our ability to underwrite business through Syndicate 4000 and on our financial condition or results of operations.

The availability of reinsurance and retrocessional coverage that we use to limit our exposure to risks may be limited, and counterparty credit and other risks associated with our reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.

To limit our risk of loss and to mitigate the volatility of losses upon our financial results, we used reinsurance and retrocessional coverage, which is reinsurance of a reinsurer’s business. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Currently, there is a high level of demand for these arrangements. The occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers which could have a material adverse effect on our results of operations. We cannot assure you that we will be able to renew adequate protection at cost-effective levels in the future.

As a result of market conditions and other factors, we may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurance and retrocessional arrangements because the ceding of risk to reinsurers and retrocessionaires will not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements, our failure to cause reinsurers or retrocessionaires or meet their obligations to us or the failure of our reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operations.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In addition, we have written policies explicitly limiting the exposure of our clients to the credit worthiness of their commercial trade partners in some emerging markets or to political uncertainty in those countries which could interfere with the execution of commercial contracts they have entered into. These risks are inherently unpredictable and may increase the frequency or severity of losses. It is difficult to predict the timing of such events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from such risks occur, our financial condition and results of operation could be materially adversely affected.

We must continue to develop, implement and integrate new software and systems.

Our software systems are not fully developed, implemented or integrated. We continue to rely on many manual processes, which have an increased risk of errors and require more controls than we expect to need once our systems are fully developed, implemented and integrated. A defect or failure in our controls could have a materially adverse effect on our business. While we have acquired new software and systems responsible for accounting, claims management, modeling and other tasks, we must continue to implement and integrate these software and systems with each other and with those that we are developing ourselves. In addition, we must acquire or obtain the right to use additional software and systems and continue to develop those systems as well as any systems that we are creating internally. Our failure to acquire, implement or integrate our systems in a timely and effective manner could impede our ability to execute our run-off plan. This failure could significantly and adversely affect our financial condition and results of operations.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

We are highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process claims, commutations and cancellations, to facilitate collections and to monitor our investment portfolio. These systems also enable us to perform actuarial and other modeling functions. We believe our technology and telecommunications systems are critical to our business and our ability to compete successfully. The failure of these systems, or the termination of a third-party software license upon which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we cannot be certain that we will have continued access to these third-party systems and we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. In addition, we cannot make any assurances that our systems will continue to operate as intended. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business.

Our business could be adversely affected by Bermuda employment restrictions.

We have hired and may continue to hire a number of non-Bermudians to work for us in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) or a holder of a permanent resident’s certificate or holder of a working resident’s certificate is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. While we have been able to obtain work permits that we have needed for our employees to date, we can not assure you that we will not encounter difficulties in the future. We may not be able to use the services of one or more of our key employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business.

A significant amount of our invested assets is subject to market volatility.

We invest the premiums we received from customers. Our investment portfolio currently contains highly rated and liquid fixed income securities. Our investment portfolio is invested by several professional investment advisory management firms under the direction of our management team in accordance with our investment guidelines and are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The volatility of our claims may force us to liquidate securities. The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. These events may cause us to incur capital losses. Our investment results and, therefore, our financial condition may also be impacted by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions. Further, if we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will affect our ability to conduct business.

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

Our functional currency is the U.S. dollar. Our operating currency generally is also the U.S. dollar. However, the premiums receivable and losses payable in respect of a portion of our business is denominated in currencies of other countries. For example, Syndicate 4000 operates in pounds sterling. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies either with forward purchase contracts or with investments that are denominated in these currencies.

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

Our liability transfer program may expose us to liability.

We have created two liability assumption programs under which a special-purpose entity assumes specified liabilities associated with environmental exposures. Our liability assumption program requires extensive technical skills and judgments in order to evaluate the significant risks associated with the properties subject to the program. We are exposed to substantial liabilities related to the environmental conditions associated with assuming liabilities with respect to these properties that could materially adversely affect our financial position.

We are subject to extensive regulation in Bermuda, the United States, Ireland and Lloyd’s, which may adversely affect our ability to achieve our business objectives in Syndicate 4000 and our run-off objectives. If we do not comply with these regulations, we may be subject to penalties, including fines, suspensions and withdrawals of licenses, which may adversely affect our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision and to the regulation and supervision of Lloyd’s with respect to Syndicate 4000. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction in which we will do business, relate to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their agents;

•	limits on the size and nature of risks assumed;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

•	restrictions on our ability to transfer shares in our insurance company subsidiaries and our Lloyd’s subsidiary;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	approval of policy forms and premium rates;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.

Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements and potentially more frequent and detailed periodic examinations owing to our run-off status may adversely affect or inhibit our ability to achieve some or all of our business objectives.

Regulation in the United States.    In recent years, the state insurance regulatory framework in the United States has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the National Association of Insurance Commissioners, which is an association of the insurance regulatory officials of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws. In addition, surplus lines associations in various states are asserting themselves more aggressively. Federal legislation is also being discussed that would require all states to adopt uniform standards relating to certain regulation of products, licensing, rates and market conduct. We are unable to predict whether any of these or other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our run-off operations and financial condition.

We are subject to numerous federal regulations, including the Securities Act of 1933, the Exchange Act and other federal securities laws. As we continue with the run-off of our business, we must monitor our compliance with these laws, including our maintenance of any available exemptions from registration as an investment company under the Investment Company Act of 1940. Any failure to comply with these laws or maintain our exemption could have a material adverse effect on our operations and on the market price of our common and series A preferred shares.

Regulation in Bermuda.    Quanta Bermuda and Quanta U.S. Re are registered Bermuda insurance companies and subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. Quanta Bermuda and Quanta U.S. Re are not registered or licensed as insurance companies in any jurisdiction outside Bermuda, conduct business through offices in Bermuda and do not maintain an office in, and their personnel do not conduct any insurance activities in, the United States or elsewhere. Inquiries or challenges to the activities of Quanta Bermuda or Quanta U.S. Re. may be raised in the future.

Regulation in Ireland.    Quanta Europe is a non-life insurance company incorporated under the laws of Ireland subject to the regulation and supervision of the Irish Financial Regulator, or FR, under the Irish Insurance Acts, 1909 to 2000 and the regulations relating to insurance business and directions made under those regulations, or together, the Insurance Acts and Regulations. In addition, Quanta Europe is subject to certain additional supervisory requirements of FR for authorized non-life insurers that fall outside the strict legislative framework, such as guidelines issued by FR in 2001 requiring actuarial certification of certain reserves. Among other things, without consent of FR, Quanta Europe is not permitted to reduce the level of its initial capital, or make any dividend payments or loans.

Regulation in Lloyd’s.    The business of Syndicate 4000 is subject to regulation by the Financial Services Authority, as established by the Financial Services and Markets Act 2000, through its regulation of the managing agent of the syndicate and its regulation of the Society of Lloyd’s itself. Under this Act, the Financial Services Authority has broad powers of intervention. The Financial Services Authority requires that the managing agent of the syndicate carry out a capital assessment of the syndicate in order to determine whether any additional capital should be held by the syndicate on account of any particular risks arising from its business or operational infrastructure. This assessment (known as an ‘‘individual capital assessment’’) is reviewed and may be challenged by Lloyd’s. Syndicate 4000’s individual capital assessment for the year ending December 31, 2006 has been reviewed and approved by Lloyd’s.

The business of Syndicate 4000 is also subject to regulation by the Council of Lloyd’s, and its two members, one of which is our subsidiary Quanta 4000, are also subject to the rules imposed under regulations and byelaws made, and amended from time to time, by the Council of Lloyd’s under powers conferred on it by Lloyd’s Act 1982. Under these rules, Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The Financial Services Authority monitors the Lloyd’s market to ensure that managing agents’ compliance with the systems and controls prescribed by Lloyd’s enables those managing agents to comply with its relevant requirements. If it appears to the Financial Services Authority that either Lloyd’s is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd’s, the Financial Services Authority may exercise broad powers of intervention.

We may be subject to U.S. tax that may have a material adverse effect on our results of operations and your investment.

Quanta Holdings and Quanta Bermuda are Bermuda companies and Quanta Europe is an Irish company. We believe we are managing our business so that each of these companies is not treated as engaged in a trade or business within the United States and, as a result, will not be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to what activities constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not be able to successfully contend that any of Quanta Holdings or its foreign subsidiaries are engaged in a trade or business in the United States. If Quanta Holdings or any of its foreign subsidiaries were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations and your investment could be materially adversely affected. See ‘‘Item 1. Business—Material Tax Considerations—Certain U.S. Federal Income Tax Considerations—U.S. Taxation of Quanta Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta U.S. Re and Quanta Indemnity.’’

Quanta Holdings’ U.S. subsidiaries might be subject to additional U.S. tax on a portion of their income if a subsidiary is considered a personal holding company, or PHC, for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (under some constructive ownership rules) by five or fewer individuals and whether 60% or more of the income of any of its U.S. subsidiaries, as determined for U.S. federal income tax purposes, consists of ‘‘personal holding company income,’’ which is, in general, certain forms of passive and investment income. We believe based upon information made available to us regarding our shareholder base that none of Quanta Holdings’ subsidiaries should be considered a PHC. Additionally, we believe we are managing our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate share ownership (i.e., as determined by the constructive ownership rules for PHCs), we cannot assure you that none of Quanta Holdings’ subsidiaries will be considered PHC or that the amount of U.S. tax that would be imposed if it were not the case would be immaterial. See ‘‘Item 1. Business—Material Tax Considerations—Certain U.S. Federal Income Tax Considerations—U.S. Taxation of Quanta Holdings, Quanta Bermuda, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta U.S. Re and Quanta Indemnity—Personal Holding Companies.’’

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

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

A number of multinational organizations, including the European Union, the Financial Action Task Force, the Financial Stability Forum, and the Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, have published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Tax haven jurisdictions that do not cooperate with the OECD could face sanctions imposed by OECD member countries. In the OECD’s report dated June 26, 2000, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether these changes will subject us to additional taxes. In addition, we cannot assure you that the OECD will not adopt measures that will have a negative impact on Bermuda companies.

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Quanta Holdings, Quanta Bermuda and Quanta U.S. Re, an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Quanta Holdings, Quanta Bermuda and Quanta U.S. Re or any of their operations, shares, debentures or other obligations until March 28, 2016. See ‘‘Item 1. Business—Material Tax Considerations—Certain Bermuda Tax Considerations.’’ Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Risks Related to the Industry

The insurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates at Syndicate 4000.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services at Syndicate 4000. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds may affect the cycles of the insurance business significantly. We expect that the returns on our investment in Syndicate 4000 will be impacted by the cyclical nature of the insurance industry. The existence of negative market conditions may affect our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write our specialty lines of insurance at Syndicate 4000 at appropriate rates, our ability to transact our business in the Lloyd’s market would be significantly and adversely affected.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect the run-off of our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

Recent examples of emerging claims and coverage issues include:

•	larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance; and

•	a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling, insurance sales practices and other practices related to the conduct of business in our industry.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business, financial condition and results of operations.

Terrorism legislation may negatively affect the results of operation and business of Syndicate 4000.

The Terrorism Risk Insurance Act of 2002, or TRIA, was enacted by the U.S. Congress and became effective in November 2002 in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. TRIA generally requires U.S. property and casualty insurers, including Syndicate 4000’s policies issued in the U.S. to offer terrorism coverage for certified acts of terrorism to their policyholders at the same limits and terms as for other coverages. Exclusions or sub-limited coverage may be established, but solely at the policyholder’s discretion. The U.S. Treasury has the power to extend the application of TRIA to our non-U.S. insurance operating subsidiaries as well.

TRIA created a temporary federal reinsurance program to reduce U.S. insurers’ risk of financial loss from certified acts of terrorism. TRIA’s requirement to offer coverage, as well as the federal reinsurance program, has been extended and is now scheduled to expire on December 31, 2007. While federal reinsurance is available, coverage under the federal reinsurance program is limited. Accordingly, the requirements under TRIA may negatively affect Syndicate 4000’s results of operation and business.

Risks Related to our Securities

Our series A preferred shares have rights, preferences and privileges senior to those of holders of our common shares, and the holders of our series A preferred shares might exercise their right to appoint two directors to our board of directors which might result in decisions that prejudice the economic interests of the holders of our common shares in favor of the holders of our series A preferred shares.

Our series A preferred shares rank senior to our common shares with respect to the payment of dividends and distributions upon our liquidation, dissolution or winding-up. So long as any series A preferred shares remain outstanding, if dividends for all outstanding series A preferred shares have not been declared and paid or declared and a sum sufficient for the payment thereof has not been set aside, then no dividend may be paid or declared on our common shares and our common shares may not be purchased or redeemed. Additionally, our series A preferred shares require us to redeem our series A preferred shares after the occurrence of certain change of control events, which may have the effect of discouraging or preventing a change of control of us. The holders of our series A preferred shares will also have voting rights to elect two directors to our board of directors if dividends on our series A preferred shares have not been declared by the board of directors and paid for an aggregate of six full dividend periods (whether or not consecutive). We did not pay the dividends on the series A preferred shares for the second and third quarters of 2006 and will not pay dividends on the series A preferred shares for the first quarter of 2007. In addition, we did not pay interest on the Company’s pooled trust preferred securities and are prohibited from paying dividends on the series A preferred shares until we have paid the accumulated interest on the Company’s pooled trust preferred securities. We cannot assure you that we will pay the accumulated interest on the Company’s pooled trust preferred securities and a dividend on the series A preferred shares for the second quarter of 2007 or for future periods. If we fail to pay dividends on the series A preferred shares for two additional dividend periods (whether or not consecutive), our series A preferred shares will have voting rights to elect two directors to our board of directors. The appointment of such directors to our board of directors might reduce the efficiency of our board of directors’ decision-making or result in decisions that prejudice the economic interests of the holders of our common shares in favor of the holders of our series A preferred shares.

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

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reduced pursuant to the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to our request, we may, in our sole discretion, determine that the votes of that shareholder shall be disregarded until the shareholder provides the requested information.

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

The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders including:

•	Interested director transactions. Under Bermuda law and our bye-laws, any transaction entered into by us in which a director has an interest is not voidable by us nor can such director be accountable to us for any benefit realized under that transaction provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest following a declaration of the interest pursuant to the Companies Act unless the chairman of the meeting determines otherwise. U.S. companies are generally required to obtain the approval of a majority of disinterested directors or the approval of shareholders before entering into any transaction or arrangement in which any of their directors have an interest, unless the transaction or arrangement is fair to the company at the time it is authorized by the company’s board or shareholders.

•	Certain transactions with significant shareholders. As a Bermuda company, we may enter into certain business transactions with our significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders. Such transactions may be entered into with prior approval from our board of directors but without obtaining prior approval from our shareholders. U.S. companies in general may not enter into business combinations with interested shareholders, namely certain large shareholders and affiliates, unless the business combination had been approved by the board in advance or by a supermajority of shareholders or the business combination meets specified conditions.

•	Shareholders’ suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. In general, under Bermuda law, derivative actions are permitted only when the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of the company’s memorandum of association or bye-laws. In addition, Bermuda courts would consider permitting a derivative action for acts that are alleged to constitute a fraud against the minority shareholders or, for instance, acts that require the approval of a greater percentage of the company’s shareholders than those who actually approved them.

•	Indemnification of directors and officers. Under Bermuda law and our bye-laws, we may indemnify our directors, officers or any other person appointed to a committee of the board of directors (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense incurred or suffered by such person by reason of any act done, concurred in or omitted in the conduct of our business or in the discharge of his/her duties; provided that such indemnification shall not extend to any matter involving any fraud or dishonesty (as determined in a final judgment or decree not subject to appeal) on the part of such director, officer or other person. Under our bye-laws, each of our shareholders agrees to waive any claim or right of action, other than those involving fraud or dishonesty, against us or any of our officers or directors. In general, U.S. companies may limit the personal liability of their directors as long as they acted in good faith and without knowing violation of law.

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

We have been advised that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Holders of our shares who own 10% or more of our voting power may be subject to taxation under the ‘‘controlled foreign corporation,’’ or CFC, Rules.

Each ‘‘10% U.S. Shareholder’’ of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart income is not distributed. A foreign corporation is considered a CFC if ‘‘10% U.S. Shareholders’’ own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation, or the total value of all stock of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Internal Revenue Code, that owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. A CFC also includes a foreign corporation in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts generating subpart F income exceeds specified limits. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-50% (or more-than-25%, in the case of insurance income) and 10% ownership tests have been satisfied, shares owned includes shares owned directly or indirectly through foreign entities or shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor.

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

U.S. persons who hold shares could be subject to adverse tax consequences if we are considered a ‘‘passive foreign investment company’’ for U.S. federal income tax purposes.

We do not intend to conduct our activities in a manner that would cause us to become a passive foreign investment company. However, it is possible that we could be deemed a passive foreign investment company by the IRS for any prior or future year. If we were considered a passive foreign investment company it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the passive foreign investment company provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be issued in the future. We cannot predict what impact, if any, this guidance would have on a shareholder that is subject to U.S. federal income taxation. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for any period.

U.S. persons who hold shares may be subject to U.S. income taxation on their pro rata share of our ‘‘related party insurance income.’’

If:

•	Quanta Europe’s or Quanta Bermuda’s related party insurance income equals or exceeds 20% of that company’s gross insurance income in any taxable year,

•	direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Quanta Europe or Quanta Bermuda, and

•	U.S. persons are considered to own in the aggregate 25% or more of the stock of either corporation by vote or value,

then a U.S. person who owns shares of Quanta Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Quanta Europe’s or Quanta Bermuda’s related party insurance income for the U.S. person’s taxable year that includes the end of the corporation’s taxable year determined as if such related party insurance income were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition any related party insurance income that is includible in the income of a U.S. tax-exempt organization will be treated as unrelated business taxable income. The amount of related party insurance income earned by Quanta Europe or Quanta Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Quanta Europe or Quanta Bermuda or any person related to such shareholder) will depend on a number of factors, including the geographic distribution of Quanta Europe’s or Quanta Bermuda’s business and the identity of persons directly or indirectly insured or reinsured by Quanta Europe or Quanta Bermuda. Although we do not expect our related party insurance income to exceed 20% of our gross insurance income in the foreseeable future, some of the factors which determine the extent of related party insurance income in any period may be beyond Quanta Europe’s or Quanta Bermuda’s control. Consequently, Quanta Europe’s or Quanta Bermuda’s related party insurance income could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.

The related party insurance income rules provide that if a shareholder that is a U.S. person disposes of shares in a foreign insurance corporation that has related party insurance income (even if the amount of related party insurance income is less than 20% of the corporation’s gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to related party insurance income). In addition, such a shareholder will be required to comply with reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our shares because Quanta Holdings will not itself be directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. However, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.

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

Information Regarding Forward-Looking Statements

Some of the statements included in this annual report, including those using words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘assumes,’’ ‘‘anticipates,’’ ‘‘plans,’’ and ‘‘seeks’’ and comparable terms, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this annual report regarding future events and operating performance. Because of our limited operating history, many statements relating to us, our self-managed run-off and our business in Syndicate 4000, including statements relating to our position, operations and business strategies, are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	We have placed all of our lines of businesses in run-off, with the exception of Syndicate 4000. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations or other arrangements to mitigate our liabilities, obtain premium that has been due but not paid to us for an extended period of time, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses such that they do not exceed income from investments, prevent investment losses, maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries;

•	The execution of our run-off plan is expected to create substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. There can be no assurance that any of these initiatives or their results will not negatively impact our results of operations;

•	Our existing policy obligations in certain lines of business that we have underwritten, including marine, technical risk and aviation reinsurance and environmental insurance, continue to have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability, in certain cases for up to ten years, and our results may continue to be volatile as a result;

•	Our ability to pay dividends from our subsidiaries to Quanta Holdings is restricted by regulations in Bermuda, several states in the United States, the European Union and the UK. In addition, the BMA has, pursuant to its regulatory discretion, amended the license of Quanta Bermuda, our principal subsidiary in Bermuda, to require that it, among other things, seek the approval from the BMA prior to paying any dividend to Quanta Holdings and prohibiting it from engaging in any new transactions. We are working with the applicable regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations;

•	Our current estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to execute our run-off plan, operate our Lloyd’s business and evaluate and complete any strategic transactions is dependent on our ability to retain our, or attract any needed new, executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run-off plan, our Lloyd’s operations and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted our reinsurance and retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to Hurricane Rita. If our Hurricane Katrina losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for that windstorm. In addition, if our marine reinsurance losses for Hurricane Rita prove greater than currently anticipated, we will have no further retrocessional coverage available for marine reinsurance losses for that windstorm. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims because we are a run-off company or for other reasons even when we believe those payments are contractually due to us. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	The failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002, including the material weaknesses identified in this report, may result in our financial statements being materially inaccurate and may cause the price of our common and preferred shares to be adversely affected;

•	Changes in the future availability, cost or quality of reinsurance;

•	Risks relating to potential litigation and arbitration;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on program managers, third-party administrators, consultants and other supporting vendors for claim payments, data, premium collection and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in this annual report under ‘‘Item 1A.—Risk Factors’’ and that are otherwise described from time to time in our U.S. Securities and Exchange Commission reports filed after this annual report. Any forward-looking statements you read in this annual report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We have entered into a lease for office space in Bermuda that contains 8,445 square feet. The lease expires September 30, 2007. The annual lease payment for this office space is approximately $435,000. We rent an additional 750 square feet in Bermuda to house our IT systems. This lease expires in August 31, 2007. The annual lease payment for this space is approximately $22,500.

We have entered into a lease for office space in London that contains approximately 2,000 square feet. The initial term of the lease expires in August 2007. The annual lease payments for this office is approximately £185,000, which is currently approximately $357,087.

During 2006, we assigned the lease on our office space in Dublin to another lessor with the consent of our landlord and moved to offices containing approximately 400 square feet. This lease expires on July 31, 2007, may be extended and may be cancelled prior to that date following three months notice. The annual lease payments for this office space is approximately $170,000.

The headquarters of Quanta U.S. Holdings and our other U.S. subsidiaries is located in New York, New York and, as of February 28, 2007, contains approximately 13,650 square feet. The term of the lease expires in February 2012 with an option to extend the lease term by an additional five years. The annual lease payment for this office starts at approximately $464,100 and increases in annual increments to approximately $555,220 at the end of the lease term. Our other offices in the U.S. are located in Hartford, Connecticut with a lease cost of approximately $293,350 per year.

We believe that these facilities are sufficient for our current purposes and that alternative space will be available, if needed, on commercially reasonable terms.

Item 3.    Legal Proceedings

A class action lawsuit was filed on February 5, 2007 in the U.S. District Court for the Southern District of New York against Quanta Holdings, James J. Ritchie, the Company’s Executive Chairman, Jonathan J. R. Dodd, the Company’s Chief Financial Officer, Robert Lippincott III, a director and formerly the Company’s Interim Chief Executive Officer and President, as well as Michael J. Murphy, Nigel W. Morris, W. Russell Ramsey and Wallace L. Timmeny, all former directors, and Friedman Billings Ramsey & Co., Ltd and BB&T Capital Markets on behalf of a putative class consisting of investors who purchased our publicly traded series A preferred shares and common shares between December 14, 2005 and March 2, 2006. The complaint alleges, among other things, that we made false, misleading and incomplete statements and that the prospectuses we issued in connection with the sale of series A preferred shares and common shares in December 2005, at the time they became effective, were inaccurate or misleading, contained untrue statements of material fact and/or omitted to state material facts necessary to make the statements made therein not misleading, in violation of Section 11 of the Securities Act of 1933. This class action lawsuit seeks an unspecified amount of damages, as well as other forms of relief.

On February 26, 2007, a second class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Quanta Holdings, Tobey J. Russ, the former Chairman and Chief Executive Officer, John Brittain, the former Chief Financial Officer, Jonathan Dodd, James J. Ritchie and Robert Lippincott III. This class action lawsuit was filed on behalf of a putative class consisting of investors who purchased our publicly traded common shares between May 14, 2004 and May 2, 2006. The complaint alleges, among other things, that our disclosures about our reserves and other matters were inadequate in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. This class action lawsuit seeks an unspecified amount of damages, as well as other forms of relief.

In the normal course of business, we are involved in various claims and legal proceedings, including litigation and arbitration. Management does not believe that the eventual outcome of any such pending ordinary course of business litigation or arbitration is likely to have a material effect on our financial condition results of operations and cash flows. Many of our insurance and reinsurance arrangements require disputes thereunder to be finally settled by binding arbitration.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been traded on the NASDAQ Global Market of The NASDAQ Stock Market LLC (‘‘NASDAQ’’) under the symbol ‘‘QNTA’’ since May 14, 2004. The following table contains, for the periods indicated, the high and low sales prices per common share.

	Common Shares
	High	Low
2005
First Quarter	$10.25	$7.60
Second Quarter	$8.50	$5.86
Third Quarter	$7.45	$5.40
Fourth Quarter	$6.02	$3.55

2006
First Quarter	$5.80	$2.20
Second Quarter	$3.10	$2.19
Third Quarter	$2.62	$1.22
Fourth Quarter	$2.51	$1.65

Holders

As of February 28, 2007, we had 70,008,815 common shares issued and outstanding, which were held by five holders of record. The five holders of record include Cede & Co., which holds shares on behalf of The Depository Trust Company, which itself holds shares on behalf of in excess of 1,200 beneficial owners of our common shares.

Dividends

As a holding company, we depend on future dividends, return of capital and other permitted payments from our subsidiaries to pay dividends to our common and preferred shareholders. Our subsidiaries’ ability to pay dividends or return capital, as well as our ability to pay dividends or repurchase our securities, is subject to regulatory, contractual, rating agency and other constraints. Furthermore, the terms of our letter of credit facility prohibits us from repurchasing series A preferred shares without the consent of our lenders. Future credit agreements or other agreements relating to our indebtedness may also contain provisions prohibiting or limiting the payment of dividends on, or the repurchase of, our shares under certain circumstances.

For a discussion about the regulatory environment relating to dividends or the return of capital from our subsidiaries to Quanta Holdings, see ‘‘Item 1.—Regulation.’’ For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see ‘‘Item 1A.—Risk Factors—Risks Related to our

Securities—Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares, make payments on our indebtedness and other liabilities and our ability to redeem our series A preferred shares.’’ For a discussion of certain additional limitations on our ability to pay dividends on our common shares relating to certain preferential rights associated with the Company’s series A preferred shares, see ‘‘Item 1A.—Risk Factors—Risks Related to our Securities—Our series A preferred shares have rights, preferences and privileges senior to those of holders of our common shares, and the holders of our series A preferred shares might exercise their right to appoint two directors to our board of directors which might result in decisions that prejudice the economic interests of the holders of our common shares in favor of the holders of our series A preferred shares.’’

To date, we have not paid any dividends on our common shares. It is our intent to dividend the assets or return the capital of our subsidiaries to Quanta Holdings once a portion or all of those assets are released by the applicable regulators, a process which will take time. Subject to the above limitations, our board of directors is free to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common shares and series A preferred shares based on factors such as the results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors.

Stock Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return since May 14, 2004, the date on which the common shares of the Company started trading on NASDAQ, through December 31, 2006 as compared to the cumulative total return of the NASDAQ Insurance Group and the NASDAQ Market Index. This graph assumes that the value of investment in the Company’s common shares and each index was $100 on May 14, 2004 and that all dividends were reinvested. The performance shown below is not necessarily indicative of future performance.

CUMULATIVE TOTAL RETURN

	5/14/2004	12/31/2004	12/30/2005	12/29/2006
Quanta Capital Holdings Ltd.	$100.00	$93.23	$51.57	$21.74
NASDAQ Insurance Group	$100.00	$114.64	$130.74	$147.68
NASDAQ Market Index	$100.00	$113.76	$116.26	$128.19

Recent Sales of Unregistered Securities

During the year ended December 2006, the Company issued to certain employees an aggregate of 20,000 options to purchase common shares. These transactions were completed without registration of the relevant security under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) for transactions not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities in 2006 and have not adopted a stock repurchase program.

Item 6.    Selected Financial Data

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	Quanta Capital Holdings Ltd. (3)				Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period ended December 31, 2003	Period ended September 3, 2003	Year ended December 31, 2002
Selected Income Statement Data
Revenues:
Net premiums earned	$225,299	$364,075	$237,140	$1,940	$—	$—
Total revenues	$258,483	$401,165	$254,625	$4,465	$—	$—
Expenses:
Net losses and loss expenses	$156,121	$324,249	$198,916	$1,191	$—	$—
General and administrative expenses, depreciation and impairment of intangibles	$105,005	$112,608	$58,882	$42,307	$—	$—
Total expenses	$309,124	$510,646	$311,864	$43,943	$—	$—
Net loss from continuing operations	$(50,655)	$(109,713)	$(57,239)	$(39,478)	$—	$—
Net (loss) income from discontinued operations	$(12,249)	$3,761	$2,658	$1,001	$1,400	$2,693
Net (loss) income	$(62,904)	$(105,952)	$(54,581)	$(38,477)	$1,400	$2,693
Dividends on Preferred shares	$1,916	—	—	—	—	—
Net (loss) income to common shareholders	$(64,820)	$(105,952)	$(54,581)	$(38,477)	$1,400	$2,693
Weighted average common shares and common share equivalents outstanding basic and diluted	69,971,646	57,205,342	56,798,218	31,369,001	1,093,250	1,093,250
(Loss) from continuing operations per common share basic and diluted (2)	$(0.75)	$(1.92)	$(1.01)	$(1.26)	$—	$—
(Loss) income from discontinued operations per common share basic and diluted (2)	$(0.19)	$0.07	$0.05	$0.03	$1.28	$2.46
Income from disposal of discontinued operations per common share basic and diluted (2)	$0.01	$—	$—	$—	$—	$—
Net (loss) income per common share basic and diluted (2)	$(0.93)	$(1.85)	$(0.96)	$(1.23)	$1.28	$2.46
Predecessor Pro Forma Data (unaudited):
Net income as shown above					$1,400	$2,693
Pro forma provision for income taxes (1)					$545	$1,048
Net income adjusted for pro forma income taxes					$855	$1,645
Pro forma net income per common share basic and diluted (2)					$0.78	$1.51

	Quanta Capital Holdings Ltd. (3)				Predecessor
	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003	As of September 3, 2003	As of December 31, 2002
Summary Balance Sheet Data
Total assets	$1,329,226	$1,552,091	$980,733	$573,761	$11,249	$10,131
Reserves for losses and loss expenses	$623,618	$533,983	$159,794	$4,454	$—	$—
Unearned premiums	$119,197	$336,550	$247,936	$20,044	$—	$—
Deposit liabilities	$37,014	$51,509	$43,365	$—	$—	$—
Junior subordinated debentures	$61,857	$61,857	$41,238	$—	$—	$—
Total liabilities	$925,892	$1,096,089	$549,824	$86,278	$5,198	$3,681
Redeemable preferred shares	$74,998	$71,838	$—	$—	$—	$—
Total shareholders’ equity	$328,336	$384,164	$430,909	$487,483	$6,051	$6,450

(1)	As an S corporation, ESC, our predecessor, was not subject to U.S. federal income taxes. At the time of its acquisition, ESC became subject to U.S. income tax. Accordingly, the predecessor historical operating earnings have been adjusted, on a pro forma basis, to reflect taxes at a 38.9% rate including a 35% statutory rate for U.S. federal income taxes and a 3.9% rate, based on a 6% statutory rate for Virginia state income taxes less the related federal tax benefit.

(2)	Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. All potentially dilutive securities including stock options and warrants are excluded from the basic earnings per share computation. In calculating diluted earnings per share, the weighted average number of shares outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is antidilutive. Basic and diluted earnings per share are calculated by dividing income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

(3)	Includes the operations of ESC from September 3, 2003, the date of acquisition. We accounted for the acquisition of ESC as a purchase. Following the disposal of ESC during the third quarter of 2006, ESC is now presented in the discontinued operations in the Income Statement. See Note 3 to our consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2006 contained in this annual report on pages F-1 to F-58 and with the risk factors appearing under ‘‘Item 1A. Risk Factors’’ in this annual report.

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. Since the beginning of 2005, we have participated in the Lloyd’s market, which is rated ‘‘A’’ by A.M. Best, through Syndicate 4000.

From the beginning of 2004 until the second half of 2006 we mainly provided specialty lines insurance and reinsurance services on a global basis and to a lesser extent risk assessment and risk technical services. Following A.M. Best’s rating action in the first quarter of 2006 in the wake of losses from the 2005 hurricanes and subsequent decisions by our Board of Directors after a review of strategic alternatives, we substantially ceased writing new business and began conducting a self-managed run-off of our remaining insurance and reinsurance businesses with the exception of our business at Lloyd’s which is more fully described below.

Following our decision to place our remaining insurance and reinsurance business (other than our Lloyd’s business) in run-off, we have achieved the following, all of which are more fully described throughout this annual report:

•	We returned approximately $97.8 million in premiums to our clients in the third and fourth quarters of 2006 in connection with cancellations and terminations of insurance and reinsurance policies.

•	We commuted several assumed reinsurance contracts with our clients and reduced our gross loss and loss expense reserves by approximately $4.5 million.

•	In the first quarter of 2007, we entered into a 100% quota share reinsurance transaction to replace the expired retrocession of substantially all the in-force business in our technical risk property lines of business and to provide protection from future natural peril or catastrophe events in that line.

•	We reduced employee headcount (other than in Lloyd’s and ESC) from 183 employees on January 1, 2006 to 81 employees on December 31, 2006.

•	We restructured our investment in our Lloyd’s business through the attraction of 10% of the committed capital to Syndicate 4000 from a third party and the establishment of Pembroke Managing Agency as a successor to the managing agent services of Chaucer.

•	We sold ESC to WSP Environmental Holdings, Inc., or WSP, for total consideration of $12.5 million, and recognized a gain on sale of $0.7 million.

•	In October 2006, we entered into a new letter of credit facility to support our obligations to policyholders. Cash, cash equivalents and investments posted as collateral to our new letter of credit facility was $196.8 million at March 5, 2007 compared to $273.6 million at December 31, 2006 and $217.2 million at December 31, 2005.

•	We reduced the lease costs related to the New York offices of our U.S. subsidiaries from $2.5 million per year to approximately $0.5 million per year.

•	We reduced our total general and administrative costs from $29.5 million (including $2.4 million in our Lloyd’s segment) in the first quarter of 2006 to $16.0 million (including $3.9 million in our Lloyd’s segment) in the fourth quarter of 2006.

The specialty insurance and reinsurance business that is subject to our self-managed run-off is still exposed to new losses on unexpired policies and adverse development on recorded loss and loss expense reserves. During the run-off we will continue to pay losses as they fall due and collect outstanding loss and loss expenses recoverable from our reinsurers. As we continue to run-off and wind-up our businesses we will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries and dividend it or return it as capital to our holding company where it may be available to our stakeholders.

We believe that important factors that have a direct impact on the amount of capital that may ultimately be available to our stakeholders and the timing of when it will be available include our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer, or otherwise mitigate, as the case may be, (2) mitigate exposures to our capital by purchasing additional reinsurance, (3) make available sufficient assets to facilitate distributions from our subsidiaries, (4) invest our assets in a way that balances risk with return and that is adequately matched with the expected payment periods of our obligations, (5) reduce our expenses, (6) manage our claims and collect premiums receivable and losses recoverable, (7) achieve the release of cash and investment encumbrances relating to reinsurance deposits and other security requirements, (8) manage our capital structure and (9) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process will take a long period of time and require us to meet many conditions. We have engaged our regulators and have begun this process. To the extent any capital is released from our subsidiaries in the future, our Board of Directors will determine when and how much of those funds will be made available to our stakeholders.

Summary of Our Financial Position

As at December 31, 2006, our cash and invested assets, which were invested in instruments with an average rating of ‘‘AA+’’, totaled $948.2 million. Of these assets, a total of $733.2 million were restricted, or pledged, under letters of credit or trusts established for the benefit of our clients and approximately $215.0 million were unrestricted. We continue to seek ways to reduce these restrictions and encumbrances including through commutations, cancellations and transfers and negotiations with our clients as well as through claim payments and obtaining recoveries from our reinsurers. As of March 5, 2007, our unrestricted cash and invested assets had increased resulting in consolidated unrestricted cash and invested assets in our operating subsidiaries of approximately $305.0 million.

Our total gross loss reserves were $623.6 million at December 31, 2006 as compared to $534.0 million at December 31, 2005. This increase primarily reflects our estimates for incurred losses related to premiums earned during 2006 and the growth in our Lloyd’s business, offset by contract commutations, cancellations and expirations, and our claims paid during the year. The reserves represent obligations with short and long term duration. We believe that our shorter term obligations include reinsurance property, reinsurance marine, fidelity, technical risk property, surety and portions of our program business, including the property component of HBW. The total gross loss and loss expense reserves associated with these lines were approximately $165.5 million at December 31, 2006. We believe that our longer term obligations include reinsurance casualty, professional, environmental, the warranty and the contractors’ general liability portions of our HBW program and our Lloyd’s business. The total gross loss and loss expense reserves associated with these lines were approximately $458.1 million at December 31, 2006. The actual period over which we will pay losses for both of our short and long term business could significantly vary from our expectations given the immaturity of our business and our limited claims paying history and run-off status. We estimate that over 75% of our total gross loss and loss expense reserves are recorded as incurred but not reported reserves, or IBNR, and there can be no certainty as to when these IBNR amounts may become reported, and ultimately, paid losses. Furthermore, our loss and loss expense reserves may change significantly in future periods as we seek to commute, cancel or otherwise transfer our insurance and reinsurance contracts.

During the year ended December 31, 2006, we recognized adverse net loss and loss expense development of $5.0 million related to the 2005 hurricanes. Net of reinstatement premiums this adverse development was $2.6 million. Furthermore, we increased our estimate of loss and loss expenses, net of reinsurance, relating to the rupture of an oil pipeline in California during a mudslide that occurred in the first quarter 2005 by $2.6 million during 2006, net of reinsurance, including approximately $2.4 million of additional loss expense that was recorded during the fourth quarter of 2006. In addition, we incurred net losses of $3.9 million related to the tornadoes that occurred in the first quarter of 2006. We may continue to incur losses from these as well as other historical events, including from policies that have been cancelled. Additionally, our remaining policies continue to be subject to risk of new losses from future catastrophes and other events. We will continue to seek and mitigate these exposures through policy cancellations, commutations and transfers along with the purchase of reinsurance protection for future catastrophes if it is available on terms that are acceptable to us. Based on our current estimate of losses related to Hurricane Katrina, we have exhausted our reinsurance and retrocessional protection with respect to that hurricane. If our Hurricane Katrina losses and our marine reinsurance losses with respect to Hurricane Rita prove to be greater than currently anticipated, we will have no further reinsurance and retrocessional coverage available for those windstorms. Offsetting these losses and loss developments during 2006 we recorded approximately $13.9 million of net favorable loss development on our loss and loss expense reserves recorded at December 31, 2005 in several of our product lines related to more mature accident periods in which actual loss experience was better than expected.

With respect to our remaining policies with current and future exposure periods, our gross unearned premium reserves were approximately $119.2 million at December 31, 2006. Some of these policies have exposure periods that extend beyond one year. We believe that approximately 61.6% of our gross unearned premium reserves will be earned within one year. The balance will be earned after one year over the remaining term of the underlying exposure periods which can be up to 14 years. In the first quarter of 2007 we purchased 100% quota share reinsurance for future losses that may occur in our technical risk property product line from natural peril or catastrophe or accidental events. This reinsurance purchase resulted in approximately $4.8 million in ceded premium in the first quarter of 2007, and we believe that this significantly reduces our future net loss exposure from these events. We continue to seek to reduce these exposure periods through policy commutation, cancellation and loss portfolio transfers and, where appropriate, through the purchase of reinsurance protection.

As of December 31, 2006, our total capital was approximately $465.2 million, including our junior subordinate debentures and our redeemable preferred shares. This capital is subject to regulation in the following jurisdictions: approximately $272.5 million in Bermuda; approximately $104.7 million in the UK (Lloyd’s and the Financial Services Authority); approximately $65.7 million in the United States (mainly in Colorado and in Indiana); and approximately $22.1 million in the European Union unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Services Regulatory Authority. The balance of our capital of approximately $0.2 million is held in our other non-insurance regulated subsidiaries.

Our Lloyd’s Business

During 2006, our business in Syndicate 4000 continued to operate in the ‘‘A’’ rated Lloyd’s market. On March 2, 2007, we restructured our investment in Syndicate 4000 by committing to support 90% of the syndicate’s 2007 capital requirements and by attracting the remaining commitment of 10% of that capital requirement from Chaucer Plc., a third party. We also established Pembroke Managing Agency to act as the managing agent for Syndicate 4000. While we own 15% of Pembroke Managing Agency, the majority is owned by Chaucer and the senior management of Syndicate 4000. We believe that this structure aligns management with the interest of the capital providers of Syndicate 4000. We intend to continue to seek third party capital for Syndicate 4000.

Our Lloyd’s segment recorded $91.8 million and $61.7 million in gross and net written premiums in the year ended December 31, 2006 as compared to $80.7 million and $61.6 million in gross and net written premiums in the year ended December 31, 2005. The syndicate generated net earned premium of $65.5 million and $36.5 million in the years ended December 31, 2006 and 2005. Its net loss ratio was 76.9% and 67.5% in 2006 and 2005. We believe that the levels of gross premium written and earned in Syndicate 4000 were lower than expected in 2006 as a result of the uncertainty following our A.M. Best downgrade and the subsequent decision to engage in a self- managed run-off of our other businesses. The restructuring of our investment in Syndicate 4000 and the commitment of third party capital to Syndicate 4000 is intended to address these issues and allow Syndicate 4000 to focus on implementing its business plan. The 2006 net loss ratio of Syndicate 4000 was higher than expected due to the impact of minimum premium requirements that we have on excess of loss reinsurance contracts for this business. We purchased this reinsurance for our Lloyd’s business before the A.M. Best downgrade when our expectations for the amount of gross premium the Lloyd’s segment would be able to write during 2006 were more robust. The excess of loss reinsurance contract requires us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium written in Syndicate 4000. Consequently the proportion of written premium ceded to reinsurers was higher than planned and that had a direct impact on our net earned premium. As a result our net losses were higher than planned when expressed as a proportion of our earned premium, net of earned ceded reinsurance premiums.

Our Results

Our net loss to common shareholders was $64.8 million for the year ended December 31, 2006 as compared to $106.0 million for the year ended December 31, 2005. Our 2006 results were impacted primarily by the A.M. Best downgrade and our decision to engage in a self-managed run-off in all our business lines other than our Lloyd’s business. As a result, we received significantly lower revenues from premiums earned and had significantly higher costs related to employee severance, professional, legal and advisory fees. Our 2006 results were also impacted to a lesser extent by adverse reserve developments on hurricanes Katrina, Rita and Wilma, the oil pipeline claim referred to above and other than temporary impairment charges on our invested assets.

In 2006, we generated approximately $80.6 million of net premiums written, including $61.7 million from Syndicate 4000, after premiums ceded on purchased reinsurance protection as compared to approximately $390.0 million of net premiums written, after premiums ceded on purchased reinsurance protection in 2005. The reduction reflects our decision to engage in a self-managed run-off as well as the purchase of more reinsurance protection in 2006 than in 2005 and the return of premiums of approximately $97.8 million to our clients as we sought to reduce our loss exposures through policy cancellations.

Similarly, our net premiums earned were $225.3 million in 2006 as compared to $364.1 million in 2005. Our net premiums earned were impacted by significantly lower premium writings and, to a lesser extent, by premium returns associated with policy cancellations. We expect significant decreases in net premiums earned in future periods as we do not expect to underwrite new policies, other than in our Lloyd’s segment. Historically, net premiums earned have been our primary source of revenue. In 2005 net premiums earned contributed approximately 91% to our total revenues, and in 2006 this contribution reduced to 87%.

In 2006, net revenues from non-underwriting activities, such as net investment income and technical services revenues, were not sufficient to offset general and administrative expenses, interest expense and depreciation and amortization. We expect that this trend will continue and that we will incur net losses in future periods. We are seeking to mitigate these expected losses through continued overhead reduction strategies, particularly through headcount reductions. In the fourth quarter of 2006 our total general and administrative expenses were $16.0 million compared to $35.5 million in the same period in 2005, and our headcount, excluding Lloyd’s, has reduced to 81 as at December 31, 2006, compared to 183 on December 31, 2005.

We expect that our shareholders’ equity will decline as we incur net losses in future periods. However, we believe that our cash and investment asset portfolios totaling approximately $948.2 million at December 31, 2006 will provide sufficient liquidity to meet currently foreseen obligations.

Our net losses and loss expenses incurred were $156.1 million in 2006 as compared to $324.2 million in 2005. Our loss ratio, which is a function of our selected ultimate loss ratios and specific loss events, was 69.3% in 2006 as compared to 89.0% in 2005. In 2006 we recorded net favorable development in the selection of certain prior period accident year ultimate net loss ratios in several of our product lines that reduced prior period loss reserves by approximately $13.9 million. As an example, our 2006 selected net loss ratios in our professional insurance product line for maturing accident periods in 2004 and 2005 reduced to 61.6% from 68.2% in 2005. This development resulted in reserve reductions associated with loss occurrences in these accident periods of approximately $3.5 million in the fourth quarter of 2006. In 2006, we also recorded adverse development of $5.0 million, excluding the impact of reinstatement premiums, related to the hurricanes of 2005 and net adverse development of $2.6 million related to the 2005 oil pipeline claim. We believe that as our net earned premiums reduce, other than in Lloyd’s segment, our net loss ratio may become volatile in future periods if our loss estimates change.

Our general and administrative expenses in 2006 were $100.0 million, including $12.9 million of direct expenses related to our Lloyd’s business. Our general and administrative expenses excluding those direct costs associated with our Lloyd’s business were $87.1 million in 2006 as compared to $100.9 million in 2005. Since December 31, 2005, we have reduced our workforce, excluding Lloyd’s, from 183 employees as of December 31, 2005 to 81 employees as of December 31, 2006. Our workforce is now allocated to underwriting in our Lloyd’s syndicate, run-off of our exited business lines, claims handling, finance, actuarial, general corporate and administrative functions. During the years ended December 31, 2006 and 2005, we recorded severance costs of approximately $14.3 million and $6.4 million as a result of employee reductions following our decision to place our specialty insurance and reinsurance lines, other than Syndicate 4000, into self-managed run-off. This severance cost relates to the cost associated with those employees who have been provided notice and those who we expect to be terminating in the future. We continue to seek to reduce our general and administrative expenses (including through further employee reductions) and expect, barring unforeseen circumstances, that our 2007 general and administrative expenses will be lower than those incurred during 2006.

During 2006 we incurred professional, legal and consulting costs of $22.5 million compared to $17.1 million in 2005. During 2006 we incurred significant professional, legal and consulting costs in connection with our Board’s review of strategic alternatives, the engagement of third party run-off advisors to assist in certain projects related to our transition to run-off, the restructuring of our Lloyd’s business, and the execution of and transition to our new letter of credit facility. We have reduced our audit and Sarbanes-Oxley Section 404 compliance costs from $6.3 million in 2005 to an estimated $4.1 million for 2006.

In 2006 we also recorded amortization and impairment charges of $1.7 million with respect to our intangible assets associated with our U.S. insurance licenses. At December 31, 2006, the carrying value of these licenses approximates their estimated net realizable value.

Our investment portfolio yielded net investment income and net realized losses of $30.0 million during the year ended December 31, 2006, an increase of $15.8 million from the year ended December 31, 2005. This increase is primarily attributable to an increase in our invested assets and higher market interest rates. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.0% for the year ended December 31, 2006 compared to 3.5% for the year ended December 31, 2005, reflecting higher market interest rates.

During 2006, we determined that certain investment securities, with unrealized losses of approximately $16.9 million, were other-than-temporarily impaired as a result of the continuing general uncertainties surrounding our business resulting from our decision to cease underwriting or seeking new business and to place most of our remaining insurance and reinsurance businesses into orderly run-off. We concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time to permit unrealized losses to recover. The realization of these losses represents the maximum amount of potential losses in our investment securities if we were to sell all of these securities as of December 31, 2006 and are primarily attributable to changes in interest rates and not changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses within net realized losses on investments has no effect on our shareholders’ equity, the market value of our investments, our cash flows or our liquidity.

Segment Information

During the year ended December 31, 2006, following the decision of our Board of Directors to place most of our business in run-off, we changed the composition of our reportable segments and renamed our specialty insurance segment and specialty reinsurance segment as specialty insurance run-off segment and specialty reinsurance run-off segment. We continue to earn premiums in our insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited. The specialty insurance run-off and specialty reinsurance run-off segments are more fully described as follows:

•	Specialty insurance run-off. Our specialty insurance run-off segment includes the remaining policies written in our traditional, structured and program specialty insurance product line until the second quarter of 2006 and those policies that we were required by regulation to write in the remainder of 2006. Our traditional specialty insurance products included technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. These products were written both on a direct basis with insured clients or by reinsuring policies that were issued on our behalf by third-party insurers and reinsurers. Our specialty insurance programs include the HBW program.

•	Specialty reinsurance run-off. Our specialty reinsurance run-off segment includes the remaining contracts written in our traditional specialty reinsurance products line. Our specialty reinsurance products included property, casualty and marine and aviation products.

•	Lloyd’s. Syndicate 4000 at Lloyd’s, our Lloyd’s segment, was created in December 2004 and currently writes traditional specialty insurance products including professional liability (professional indemnity and directors’ and officers’ coverage), fidelity and crime (financial institutions), specie and fine art and kidnap and ransom.

•	Technical services. Prior to the sale of ESC in the third quarter of 2006, our technical services segment provided diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provided technical and information management services to our specialty insurance run-off and reinsurance run-off segments. Following the sale of ESC, the technical services segment consists of our two environmental liability assumption programs. The results for the prior years have been reclassified to conform with the presentation of ESC in discontinued operations for the year ended December 31, 2006.

We have created a Lloyd’s operating segment for the results of Syndicate 4000 which was previously aggregated with our specialty insurance run-off reportable segment. We believe it is no longer appropriate to aggregate Lloyd’s and specialty insurance run-off operating segments given the different economic characteristics of the specialty insurance run-off segment that is no longer writing new or renewal business while our Lloyd’s syndicate continues to write new and renewal business.

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

During the fourth quarter of 2006 we ceased allocating our indirect corporate, general and administrative expenses to our operating segments. Prior to the fourth quarter of 2006, we allocated corporate general and administrative expenses to each segment based upon each product line’s allocated capital for the relevant reporting period. We allocated capital to each of our product lines through the estimated value-at-risk method, which used statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. Since our decision to conduct a self-managed run-off of most of our businesses, we no longer allocate capital to our segments and corporate expenses are no longer evaluated at the segment level. We also do not allocate net investment income, and depreciation and amortization at the segment level.

The geographic locations in which we have conducted our business are the United States, Europe and Bermuda. The location of the risks that are the subject of our insurance and reinsurance policies may be anywhere in the world.

Main Drivers of our Results

Revenues

We derive the majority of our revenues from three principal sources: premiums from policies currently written by Syndicate 4000 in our Lloyds operating segment, the continuation of premiums that are being earned on policies in our specialty insurance and reinsurance run-off segments that remain on our books and investment income from our investment portfolios.

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

Reinsurance premiums written on certain types of contracts, notably treaty quota share contracts, may not be known definitively on the inception date of the contract and therefore include estimates of premiums written. These estimates are based on data provided by the ceding companies or brokers, our underwriters’ judgment and underlying economic conditions. Our estimates of written premiums are re-evaluated over the term of the contract period as underwriting information becomes available and as actual premiums are reported by the ceding companies or brokers. For certain excess of loss reinsurance contracts we record the minimum premium, as defined in the contract, as our estimated premium written at inception of the contract. Subsequent changes to our premium estimates and also premiums returned through policy cancellations are recorded as adjustments to premiums written in the period in which they become known and could be material. As a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable. Adjustments may significantly impact net income in the period in which premiums are determined, particularly when the subject contract is fully or substantially expired resulting in the adjustment being fully or substantially earned.

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term investments, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. We also recognize capital losses on investments as a result of other than temporary impairment charges. Under U.S. GAAP, our available-for-sale investments are carried at fair market value with unrealized gains and losses, to the extent we believe that such losses are temporary, on the investments included on our balance sheet in accumulated other comprehensive income (loss) net of income taxes as a separate component of shareholders’ equity. Our trading investments that relate to deposits associated with non-risk bearing contracts are recorded at estimated fair value with the change in fair value included in net realized gains and losses on investments in the consolidated statement of operations and comprehensive loss. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and manage duration risk between investment assets and insurance liabilities (when they become due, at the time of either loss settlement, cancellations or commutations), while maximizing investment returns through a diversified portfolio.

Until the sale of ESC in September 2006, we also generated revenues to a much smaller extent, in our technical services segment from the remediation of environmental liability obligations that we have assumed.

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

General and administrative expenses consist primarily of personnel related expenses (including severance costs), professional fees, leases and other operating overheads. From time to time we engage administrative service providers and legal, accounting, tax and financial advisors. These general and administrative expenses may be incurred directly by a segment or indirectly at the corporate level.

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

Until the sale of ESC in September 2006, we also incurred expenses directly related to and arising from our environmental remediation activities. These direct costs primarily include remediation contract related expenses. These costs are a function of, and are proportional to, the level of remediation revenues earned from the completion of remediation activities.

Financial Ratios

The financial ratios we use include the net loss and loss expense ratio and the acquisition expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Because our net premiums earned will decrease significantly following our decision to place most of our lines of business into run-off, we expect that our net loss ratios will continue to be volatile.

Results of Operations

Years ended December 31, 2006 compared to December 31, 2005

Results of operations for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
	($ in thousands)
Revenues
Gross premiums written	$158,729	$608,935
Premiums ceded	(78,175)	(218,894)
Net premiums written	80,554	390,041
Change in unearned premium	144,745	(25,966)
Net premiums earned	225,299	364,075
Technical services revenues	3,331	19,037
Net investment income	45,934	27,181
Net realized losses on investments	(15,945)	(13,020)
Net foreign exchange (losses) gains	(3,790)	331
Other income	3,654	3,561
Total revenues	258,483	401,165
Expenses
Net losses and loss expenses	156,121	324,249
Acquisition expenses	42,540	69,624
General and administrative expenses	100,006	109,607
Interest expense	5,458	4,165
Depreciation and amortization of intangible assets	4,999	3,001
Total expenses	309,124	510,646
Loss from continuing operations before income taxes	(50,641)	(109,481)
Income taxes	14	232
Net loss from continuing operations	(50,655)	(109,713)
Discontinued operations:
(Loss) income from operations of discontinued operations	(12,953)	3,761
Income on disposal of discontinued operations	704	—
Net (loss) income from discontinued operations	(12,249)	3,761
Net loss	(62,904)	(105,952)
Dividends on preferred shares	1,916	—
Net loss to common shareholders	$(64,820)	$(105,952)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues were derived from the operations of ESC until its sale on September 16, 2006 and from the operations of our environmental liability assumption programs.

Premiums.     Gross premiums written were $158.7 million for the year ended December 31, 2006, a decrease of $450.2 million, or 73.9%, compared to $608.9 million for the year ended December 31, 2005. The decrease in our gross premiums written reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the associated return of premiums to our clients totaling $97.8 million during 2006 following cancellation or commutation of policies.

Our Lloyd’s segment contributed $91.8 million of total gross written premiums in 2006, or 57.8%, compared to $80.7 million, or 13.2% in 2005. This increase in Lloyd’s contribution reflects the run-off status of other segments in 2006 and modest growth in our Lloyd’s operations in 2006.

Premiums ceded were $78.2 million for the year ended December 31, 2006 a decrease of $140.7 million, or 64.3% compared to $218.9 million for the year ended December 31, 2005. The decrease in premiums ceded primarily reflects the reduction in gross premiums written

Net premiums earned were $225.3 million for the year ended December 31, 2006, a decrease of $138.8 million, or 38.1%, compared to $364.1 million for the year ended December 31, 2005. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment and the return of premiums to our clients during 2006 following cancellation or commutation of policies. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $83.9 million at December 31, 2006 and will be earned and recognized in our results of operations in future periods. The contribution to net premiums earned from our Lloyd’s segment is detailed under ‘‘Results by Segments’’ below.

Technical services revenues.    Technical services revenues were $3.3 million for the year ended December 31, 2006 a decrease of $15.7 million compared to $19.0 million for the year ended December 31, 2005. The decrease is due to a significant portion of remediation of one of our environmental liability assumption programs occurring during the second and third quarters of 2005. The remediation is now close to being completed and, as a result, has not generated technical services revenues in 2006 to the same extent as it did in 2005. We expect that our technical services revenues will continue to decrease in future periods as the remediation is closer to completion, and we do not plan to engage in any further environmental liability assumption programs.

Net investment income and net realized losses.    Net investment income and net realized losses totaled $30.0 million for the year ended December 31, 2006, an increase of $15.8 million compared to $14.2 million for the year ended December 31, 2005. The increase is primarily due to an increase in net investment income of $18.7 million because of our larger amount of invested assets and increases in market interest rates, which is offset by an increase in net realized losses of $2.9 million, of which $16.9 million is attributable to other than temporary impairment losses recognized during the year ended December 31, 2006, compared to other than temporary losses of $10.2 million in 2005.

Net investment income was $45.9 million for the year ended December 31, 2006 an increase of $18.7 million, or 69.0% compared to $27.2 million for the year ended December 31, 2005. This was derived primarily from interest earned on fixed maturity and short term investments plus amortization of discounts on fixed maturity investments, partially offset by investment management fees. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.0% for the year ended December 31, 2006 compared to 3.5% for the year ended December 31, 2005, reflecting rises in market interest rates. Net realized losses of $15.9 million were generated primarily from our other than temporary impairment charge of $16.9 million and also as we sought to manage our total investment returns and the duration of our investment portfolios.

As of December 31, 2006, the average duration of our investment portfolio was approximately 2.5 years with an average credit rating of approximately ‘‘AA+’’, compared to 2.6 years with an average credit rating of approximately ‘‘AA+’’ as at December 31, 2005.

Net foreign exchange losses.    Net foreign exchange losses were $3.8 million for the year ended December 31, 2006 compared to net foreign exchange gains of $0.3 million in 2005. The increase in net foreign exchange losses was due to an increase in foreign currency assets, liabilities, particularly in Syndicate 4000 combined with a weakening US dollar during 2006 against those foreign currencies.

Expenses.

Net losses and loss expenses.    Net losses and loss expenses were $156.1 million for the year ended December 31, 2006, a decrease of $168.1 million, or 51.9%, compared to $324.2 million for the year ended December 31, 2005. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off;

•	the limited number of natural catastrophe events reported during 2006 compared to 2005 to which our in-force contracts were exposed;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	several commutations of assumed reinsurance contracts.

We incurred net losses and loss expenses of approximately $3.9 million related to the tornadoes that occurred in the first quarter of 2006. Our expected ultimate losses during the year ended December 31, 2006 also included adverse development of approximately $5.0 million excluding reinstatement premiums related to the 2005 hurricane storms and additional net losses of $2.6 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract written in our environmental liability product line. This development in 2006 was primarily related to extended remediation activities required by the relevant environmental agencies. There remains the possibility of further negative development on this loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. Offsetting these adverse developments during 2006, we recorded approximately $13.9 million of net favorable loss development in several product lines related to maturing accident periods for which actual loss experience was better than expected. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred.

In estimating reserves we may utilize a variety of standard actuarial methods that we believe are in line with industry practice, including the expected loss ratio method, the Bornhuetter-Ferguson method, paid loss development method and reported loss development method. The loss reserves are based on the loss development characteristics of the specific line of business and specific contracts within that line of business and considers coverage, type of business, maturity of loss data and claims.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 69.3% for the year ended December 31, 2006, a decrease of 19.8% compared to a total net loss ratio of 89.1% for the year ended December 31, 2005. The decrease in the total net loss and loss expense ratio is due primarily to the hurricanes and the oil pipeline loss that occurred in 2005 and, to a lesser extent, favorable development of expected losses in certain of our product lines.

Acquisition expenses.    Acquisition expenses were $42.5 million for the year ended December 31, 2006, a decrease of $27.1 million, or 38.9%, compared to $69.6 million for the year ended December 31, 2005. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition expense ratio for the year ended December 31, 2006 was 18.9%, which is comparable to our acquisition expense ratio of 19.1% for the year ended December 31, 2005. Deferred acquisition costs include, as of December 31, 2006, $12.1 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    General and administrative expenses were $100.0 million for the year ended December 31, 2006, a decrease of $9.6 million, or 8.8%, compared to $109.6 million for the year ended December 31, 2005. General and administrative expenses were comprised of

$55.2 million of personnel related expenses (including $14.3 million of severance costs) and $44.8 million of other expenses during the year ended December 31, 2006 compared to $52.4 million of personnel related expenses (including $6.4 million of severance costs) and $57.2 million of other expenses during the year ended December 31, 2005. The decrease in general and administrative expenses is due to the cost saving measures taken in response to the decision to cease writing new business in 2006 but were offset by increased severance costs and to a lesser extent, the increased fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance and costs relating to information technology development.

Interest expense.    Interest expense was $5.5 million for the year ended December 31, 2006, an increase of $1.3 million compared to $4.2 million for the year ended December 31, 2005 and relates to the increase in interest rates during 2006 leading to a higher interest charge on the junior subordinated debentures.

Depreciation and amortization of intangible assets.    Depreciation, amortization and impairment of intangible assets was $5.0 million for the year ended December 31, 2006, an increase of $2.0 million compared to $3.0 million for the year ended December 31, 2005. The majority of the increase relates to an impairment charge of $1.7 million with respect to our intangible assets associated with our U.S. insurance licenses. At December 31, 2006, the carrying value of these licenses approximates their estimated net realizable value. We also wrote-off approximately $0.8 million of leasehold improvements during the fourth quarter of 2006 associated with our anticipated relocation of our New York operations.

We have not recorded any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations include a 100% valuation allowance against net deferred tax assets. For the year ended December 31, 2006, the net valuation allowance increased by approximately $24.4 million, to $49.1 million.

Discontinued operations.

(Loss) income from operations of discontinued operations.    The loss from discontinued operations was $13.0 million for the period from January 1, 2006 to September 15, 2006, compared to income of $3.7 million for the year ended December 31, 2005 and consisted of revenues and expenses from ESC, which was sold on September 15, 2006.

ESC’s (loss) income from operations, previously included in the technical services segment, for the period from January 1, 2006 to September 15, 2006, and the years ended December 31, 2005 and 2004, now reported in discontinued operations, are as follows:

	Period from January 1, 2006 to September 15, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Technical services revenues	$21,954	$50,752	$35,249
Other income	14	165	45
Direct technical services costs	(13,968)	(37,027)	(23,182)
General and administrative expenses	(7,725)	(9,129)	(8,482)
Loss on impairment of goodwill	(12,561)	—	—
Depreciation of fixed assets and amortization of intangible assets	(647)	(988)	(972)
Income tax expense	(20)	(12)	—
(Loss) income from operations of discontinued operations	$(12,953)	$3,761	$2,658

ESC’s technical services revenues include the inter-company revenues charged by ESC to the liability transfer programs and to our underwriting segment.

Technical services revenues.    Technical services revenues were $22.0 million for the period ended December 31, 2006 compared to $50.8 million for year ended December 31, 2005. The decrease is mainly due to ESC generating significant inter-company revenue for the remediation of the sites of one of our environmental liability assumption programs during the second and third quarter of 2005 as compared to the period from January 1, 2006 to September 15, 2006 when there was much less remediation activity. The decrease is also due to our exit from the environmental insurance business during the first half of 2006.

Direct technical services costs.    Direct technical services costs were $14.0 million for the period ended December 31, 2006, compared to $37.0 million for the year ended December 31, 2005, and were comprised of subcontractor and direct labor expenses. Direct technical services costs, as a percentage of technical services revenues were approximately 63.6% for the year ended December 31, 2006 compared to 73.0% for the year ended December 31, 2005.

General and administrative expenses.    General and administrative expenses were $7.7 million for the period ended December 31, 2006, compared to $9.1 million for the year ended December 31, 2005 and consisted primarily of personnel related expenses.

Loss on impairment of goodwill.    Loss on impairment of goodwill was $12.6 million for the period ended December 31, 2006 and relates to our determination that the carrying value of its previously carried goodwill asset related to ESC was impaired during the second quarter of 2006.

Income on disposal of discontinued operations.    Income on disposal of discontinued operations was $0.7 million. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

Cash proceeds from WSP (1)	$11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC (2)	(11,140)
Estimated transaction costs (3)	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from the purchaser of ESC include post closing adjustments.

(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.

Years ended December 31, 2005 compared to year ended December 31, 2004

Results of operations for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
	($ in thousands)
Revenues
Gross premiums written	$608,935	$494,412
Premiums ceded	(218,894)	(74,871)
Net premiums written	390,041	419,541
Change in unearned premium	(25,966)	(182,401)
Net premiums earned	364,075	237,140
Technical services revenues	19,037	401
Net investment income	27,181	14,307
Net realized (losses) gains on investments	(13,020)	228
Net foreign exchange gains	331	978
Other income	3,561	1,571
Total revenues	401,165	254,625
Expenses
Net losses and loss expenses	324,249	198,916
Acquisition expenses	69,624	53,995
General and administrative expenses	109,607	57,674
Interest expense	4,165	71
Depreciation and amortization of intangible assets	3,001	1,208
Total expenses	510,646	311,864
Loss from continuing operations before income taxes	(109,481)	(57,239)
Income taxes	232	—
Net loss from continuing operations	(109,713)	(57,239)
Discontinued operations:
Income from operations of discontinued operations	3,761	2,658
Income on disposal of discontinued operations	—	—
Net income from discontinued operations	3,761	2658
Net loss	(105,952)	(54,581)
Dividends on preferred shares	—	—
Net loss to common shareholders	$(105,952)	$(54,581)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues were derived from the operations of ESC and our two environmental liability assumption programs.

Premiums.    Gross premiums written were $608.9 million for the year ended December 31, 2005, an increase of $114.5 million, or 23.2%, compared to $494.4 million for the year ended December 31, 2004. The increase in our gross premiums written was largely due to the contribution of $80.7 million, or 13.3%, of our gross premiums written, from our Lloyd’s syndicate, which commenced during December 2004. The increase also reflected continued growth in all of our specialty insurance segment product lines and our marine, technical risk and aviation product line in our specialty reinsurance segment. Shortly after Hurricane Rita, we discontinued writing new and most renewal business in our technical risk property and property reinsurance lines of business (other than our program business), which accounted for approximately $97.1 million, or 15.9%, of our gross premium written during the year ended December 31, 2005.

Premiums ceded were $218.9 million for the year ended December 31, 2005 an increase of $144.0 million compared to $74.9 million for the year ended December 31, 2004. The increase in premiums ceded primarily reflected the growth in gross premiums written, approximately $57.3 million of premiums ceded resulting from the October 2005 portfolio transfer of substantially all of our in-force technical risk property insurance and property reinsurance business and approximately $20.8 million in purchased reinsurance and retrocessional protection (including reinstatement premiums) to help limit our net loss exposures to natural catastrophe events. The increase of premiums ceded was attributable to a lesser extent to the development of the reinsurance program for our specialty insurance segment product lines, which was restructured during the year ended December 31, 2005. The restructure involved the commutation of our 2004 reinsurance treaty protection in our professional liability and fidelity product lines, which was ceded on an excess of loss basis. The unexpired portions of this business were then transferred, effective April 1, 2005, into our 2005 reinsurance treaty, which was ceded on a proportional quota share basis.

Net premiums earned were $364.1 million for the year ended December 31, 2005, an increase of $127.0 million, or 53.5%, compared to $237.1 million for the year ended December 31, 2004, reflecting the growth in premiums written and the earning and amortization of premiums written and ceded during the years ended December 31, 2004 and 2005. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $224.5 million at December 31, 2005 and were earned and recognized in our results of operations in 2006.

Technical services revenues.     Technical services revenues were $19.0 million for the year ended December 31, 2005 an increase of $18.6 million, compared to $0.4 million for the year ended December 31, 2004. This increase in technical services revenues was primarily attributable to increased remediation revenues associated with our liability assumption program in Buffalo, New York.

Net investment income and net realized (losses) gains.    Net investment income and net realized (losses) gains totaled $14.2 million for the year ended December 31, 2005, a decrease of $0.3 million, or 2.6%, compared to $14.5 million for the year ended December 31, 2004. The decrease was primarily due to an increase in net investment income of $12.9 million because of our larger amount of invested assets and rises in market interest rates, which was offset by an increase in net realized losses of $13.2 million, of which $10.2 million was attributable to other than temporary impairment losses recognized during the year ended December 31, 2005.

Net investment income was $27.2 million for the year ended December 31, 2005 and was derived primarily from interest earned on fixed maturity and short term investments, partially offset by investment management fees and amortization of discounts on fixed maturity investments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.5% for the year ended December 31, 2005, compared to 2.7% for the year ended December 31, 2004, reflecting rises in market interest rates. Net realized losses of $13.0 million were generated primarily from our other than temporary impairment charge of $10.2 million and also as we sought to manage our total investment returns and the duration of our investment portfolios.

As of December 31, 2005, the average duration of our investment portfolio was approximately 2.6 years with an average credit rating of approximately ‘‘AA+’’.

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $324.2 million for the year ended December 31, 2005, an increase of $125.3 million, or 63.0%, compared to $198.9 million for the year ended December 31, 2004. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The increase in net losses and loss expenses was due to:

•	the number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios continued to mature;

•	the increase in loss occurrences, particularly those related to the 2005 hurricanes and the first quarter 2005 rupture of an oil pipeline in California during a mudslide; and

•	general reserve strengthening relating primarily to our HBW program, Lloyd’s, professional and environmental lines.

Included in our expected ultimate losses during the year ended December 31, 2005 are specific loss estimates on contracts of reinsurance and insurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our preliminary loss estimates for the 2005 hurricanes totaled $83.3 million (excluding the negative impact of reinstatement premiums of $4.1 million), which was included in net losses and loss expenses for the year ended December 31, 2005, compared to $61.3 million included in net losses and loss expenses for the year ended December 31, 2004 from Hurricanes Charley, Frances, Ivan and Jeanne. Our estimate of our exposure to ultimate claim costs associated with these hurricanes was primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with cedents and brokers.

Our expected ultimate losses during the year ended December 31, 2005 also included estimated gross and net loss estimates of $21.6 million and $13.0 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage was covered by an insurance contract written in our environmental liability product line. In addition to the hurricanes and the oil pipeline loss, as of December 31, 2005, we have received a limited amount of significant reported losses. However, we participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

With respect to the year ended December 31, 2005, in establishing our reserves for losses and loss expenses, we reviewed reserve estimates of an actuary employed with our company and of an external actuarial specialist. Our reserves for losses and loss expenses were also reviewed by our independent registered public accounting firm during its auditing procedures. We recorded these reserves as of the year ended December 31, 2005 based on the highest aggregate reserve amount of the estimates we reviewed. As part of our year-end closing process, we strengthened our loss reserves for 2005 by approximately $13.2 million. Given the immaturity of our business and very limited claims history, we relied on pricing, loss and expense data accumulated by our consulting actuary, historical industry results, and to a limited extent, our own reported claims history in establishing loss ratios for each line of business. Although we had not experienced significant reported claims in our casualty insurance line, we worked closely with our independent loss specialist and concluded to generally strengthen our loss ratios in our HBW program, Lloyd’s and environmental lines with respect to the year ended December 31, 2005.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 89.1% for the year ended December 31, 2005, an increase of 5.1% compared to a total net loss ratio of 83.9% for the year ended December 31, 2004. The increase in the total net loss ratio was due both to the greater magnitude of the hurricanes that occurred in the second half of 2005 as compared to those that occurred in the third quarter of 2004 and to the oil pipeline loss. However, the extent of the impact of the actual catastrophes in 2005 was mitigated by our purchased reinsurance and retrocessional protection and increased net premiums earned compared to the year ended December 31, 2004.

Acquisition expenses.    Acquisition expenses were $69.6 million for the year ended December 31, 2005, an increase of $15.6 million, or 28.9%, compared to $54.0 million for the year ended December 31, 2004. The increase in acquisition expenses was due to the increase in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition expense ratio for the year ended December 31, 2005 was 19.1%, a decrease of 3.7% compared to our acquisition expense ratio of 22.8% for the year ended December 31, 2004. The decrease was due to four factors. First, during 2005, our earned premium was more heavily weighted towards specialty insurance, which carries lower acquisition costs than specialty reinsurance. Second, we were paying less fronting costs on our specialty insurance lines because we were licensed in more states and no longer needed to utilize fronting companies to the same extent in order to write our business. Third, our ceding commission income that we were recovering on our specialty insurance segment’s reinsurance treaties increased during 2005 as a result of the restructuring of those treaties during the second quarter of 2005. Finally, we paid less commission in our HBW program during 2005 because the contracts contain sliding scale commission provisions that vary with changes in the selected loss ratio. Deferred acquisition costs include, as of December 31, 2005, $33.1 million of acquisition expenses on written contracts of insurance and reinsurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    General and administrative expenses were $109.6 million for the year ended December 31, 2005, an increase of $51.9 million, or 90%, compared to $57.7 million for the year ended December 31, 2004. General and administrative expenses were comprised of $58.6 million of personnel related expenses (including $6.4 million of severance costs) and $51.0 million of other general and administrative expenses during the year ended December 31, 2005 compared to $40.7 million of personnel related expenses and $17.0 million of other expenses during the year ended December 31, 2004. The increase in general and administrative expenses was due primarily to an increase in the number of employees as we grew our lines of business, especially in Europe and our severance costs. To a lesser extent, the increase was attributed to increases in auditing fees, fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance and costs relating to information technology development. General and administrative expenses related to our underwriting segment were $58.9 million for the year ended December 31, 2005, which included $3.1 million of expenses charged by our technical services segment for technical and information management services, and $10.7 million of expenses related to our technical services segment.

Interest expense.    Interest expense was $4.2 million for the year ended December 31, 2005, an increase of $4.1 million compared to $0.1 million for the year ended December 31, 2004 and related to the interest expense on our junior subordinated debentures.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $3.0 million for the year ended December 31, 2005, an increase of $1.7 million compared to $1.3 million for the year ended December 31, 2004, and consisted of amortization of intangible assets related to the acquisition of ESC and depreciation of fixed assets. The increase in depreciation and amortization was due to the purchase of additional fixed assets throughout 2004 and 2005 as we grew our lines of business.

We did not record any net deferred income tax benefits or assets relating to tax operating losses generated by our subsidiaries since our results of operations included a 100% valuation allowance against net deferred tax assets. For the year ended December 31, 2005, the net valuation allowance increased by approximately $11.5 million, to $24.8 million.

Results by Segments

Underwriting

Prior to the second quarter of 2006, we principally provided insurance and reinsurance protection for risks that are often unusual or difficult to place, that did not fit the underwriting criteria of standard commercial product carriers and that required extensive technical underwriting and assessment resources in order to be profitably underwritten. Following our decision to engage in a self-managed run-off, we changed the composition of our reportable segments to recognize that our run-off insurance and run-off reinsurance segments were the specialty insurance run-off and specialty reinsurance run-off segments respectively, and to separate the Lloyd’s operating segment from our specialty insurance run-off reportable segment.

In measuring the performance of our specialty insurance run-off, specialty reinsurance run-off and Lloyd’s segments, we consider each segment’s net underwriting income and a number of financial ratios. Net underwriting income is the sum of net premiums earned less net losses and loss expenses, acquisition expenses and direct and allocated general and administrative expenses.

In the fourth quarter of 2006 we revised our expense allocation methodology to only allocate direct general and administrative expenses among our segments. Indirect corporate general and administrative expenses are no longer allocated and this has been reflected in the years ended December 31, 2006, 2005 and 2004.

The following is a discussion of our net underwriting results and profitability measures by segment for the years ended December 31, 2006, 2005 and 2004.

Years ended December 31, 2006 and 2005

The following table summarizes our net underwriting results and profitability measures for our segments for the years ended December 31, 2006 and 2005.

Specialty insurance run-off

	2006	2005	Change
	($ in thousands)
Gross premiums written	$60,107	$311,321	$(251,214)
Premiums ceded	(34,126)	(116,404)	82,278
Net premiums written	$25,981	$194,917	$(168,936)
Net premiums earned	$113,289	$160,620	$(47,331)
Other income	2,873	1,200	1,673
Net losses and loss expenses	(65,706)	(120,710)	55,004
Acquisition expenses	(18,029)	(21,836)	3,807
General and administrative expenses	(18,440)	(21,750)	3,310
Net underwriting gain/(loss)	$13,987	$(2,476)	$16,463
Ratios:
Loss and loss expense ratio	58.0%	75.2%	(17.2)%
Acquisition expense ratio	15.9%	13.6%	2.3%

Premiums.    Gross and net premiums written were $60.1 million and $26.0 million for the year ended December 31, 2006 compared to $311.3 million and $194.9 million for the year ended December 31, 2005. The significant decrease in our specialty insurance run-off segment’s gross and net premiums written was due to the decision to cease writing new business in 2006, our decision to run-off the majority of our businesses and the effect of premium returns to our clients and the transfer of policies to third parties.

During 2006 we returned or transferred approximately $59.4 million of gross written premiums since our decision to run-off these product lines and to reduce the amount of our in-force policy exposures.

The table below shows gross and net premiums written by product line for the years ended December 31, 2006 and 2005, whether written on a traditional insurance, program or structured basis.

	2006		2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Technical risk property (1)	$71,591	$37,329	$187,474	$114,377
Professional liability	5,005	4,222	49,737	33,741
Environmental liability	(14,685)	(9,602)	40,009	23,464
Fidelity and crime	(1,259)	(1,428)	13,197	6,654
Surety	3,645	1,843	12,041	9,370
Trade credit and political risk	(4,128)	(5,195)	7,574	6,022
Structured insurance	(62)	(62)	1,289	1,289
Other	—	(1,126)	—	—
Total	$60,107	$25,981	$311,321	$194,917

(1)	The gross and net premiums written generated by our HBW program is included in our technical risk property product line, as described below.

(2)	Negative premium amounts reflect the impact of premiums returned to our clients on policy cancellation.

During the year ended December 31, 2006, we continued to write the HBW program in our technical risk property product line under the terms of the managing agency agreement which expired on December 2, 2006. This program accounted for the substantial majority of total specialty insurance run-off segment gross and net premiums written in the year ended December 31, 2006. The policies in our HBW program have been underwritten by a third-party agent which was instructed to follow our underwriting guidelines. Our HBW gross premiums written during the year ended December 31, 2006 are summarized in the table below by specialty risk class.

($ in millions)
Casualty	$49.7
Warranty*	7.4
Property	4.8
Total	$61.9

*	Warranty is written as reinsurance.

Premiums ceded were $34.1 million during the year ended December 31, 2006, a decrease of $82.3 million compared to $116.4 million for the year ended December 31, 2005. The decrease in premiums ceded is a result of the decrease in our gross premiums written.

Net premiums earned during the year ended December 31, 2006 were $113.3 million, a decrease of $47.3 million, compared to $160.6 million for the year ended December 31, 2005, representing the reductions of premiums written and the return of premiums to our clients. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $2.9 million for the year ended December 31, 2006 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $65.7 million for the year ended December 31, 2006, a decrease of $55.0 million compared to $120.7 million for the year ended December 31, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the decrease in significant loss occurrences, particularly compared to those related to the 2005 hurricanes and the first quarter 2005 rupture of an oil pipeline in California during a mudslide;

•	a substantial decline in the number of insurance contracts we entered into and the associated net premiums earned; and

•	favorable development in our ultimate loss ratio selections in certain product lines, particularly in our professional insurance product line in which our selected ultimate net loss ratio for maturing accident periods has reduced to approximately 61.6% in 2006 from approximately 68.2% in 2005, resulting in a reduction of net loss and loss expense reserves of approximately $3.5 million.

We incurred net losses and loss expenses of approximately $3.9 million related to the tornadoes that occurred in the first quarter of 2006. Our estimated ultimate losses during the year ended December 31, 2006 also included estimated gross and net losses of $5.2 million and $2.6 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract written in our environmental liability product line. There remains the possibility of further negative development on this loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. Offsetting this adverse development during 2006, we recorded approximately $13.9 million of net favorable development to several of our insurance product lines for which actual loss experience in maturing accident periods was better than expected. We continue to participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our specialty insurance run-off segment net loss ratio was 58.0% for the year ended December 31, 2006 a decrease of 17.2% compared to a net loss ratio of 75.2% for the year ended December 31, 2005. The decrease in the specialty insurance run-off segment net loss ratio is primarily due to the significant loss estimates arising in 2005 from Hurricanes Katrina, Rita and Wilma as well as to the loss estimates arising in 2005 from the ruptured oil pipeline loss. The 2005 hurricanes did not contribute any loss ratio percentage points to the specialty insurance run-off segment net loss ratio in 2006 compared to 7.0% in 2005. As discussed above, the reduction in certain of our product lines ultimate net loss ratios for more mature accident periods also contributed to the lower insurance run-off segment net loss ratio in 2006.

Acquisition expenses.    Acquisition expenses were $18.0 million for the year ended December 31, 2006 compared to $21.8 million for the year ended December 31, 2005. The decrease in acquisition expenses was due to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 15.9% for the year ended December 31, 2006 compared to 13.6% for the year ended December 31, 2005. The increase in our acquisition expense ratio in the specialty insurance run-off segment is primarily due to the impact of purchased reinsurance protection in 2006 and 2005 which reduced net earned premium by a higher proportion in 2006 than 2005. The increase is also due, to a lesser extent, to the return of premiums following the cancellation of policies, including, in some instances, earned premium. Deferred acquisition costs include, as of December 31, 2006, $7.2 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    General and administrative expenses totaled $18.4 million for the year ended December 31, 2006 compared to $21.8 million for the year ended December 31, 2005. The decrease in our general and administrative expense was due to the cost saving measures taken in response to discontinuing writing new and renewal business in 2006.

Specialty reinsurance run-off

	2006	2005	Change
	($ in thousands)
Gross assumed premiums written	$6,864	$216,912	$(210,048)
Premiums ceded	(14,035)	(83,434)	69,399
Net premiums written	$(7,171)	$133,478	$(140,649)
Net premiums earned	$46,487	$166,944	$(120,457)
Other income	781	1,974	(1,193)
Net losses and loss expenses	(40,033)	(178,887)	138,854
Acquisition expenses	(12,468)	(42,714)	30,246
General and administrative expenses	(6,420)	(9,847)	3,427
Net underwriting loss	$(11,653)	$(62,530)	$50,877
Ratios:
Loss and loss expense ratio	86.1%	107.2%	(21.1)%
Acquisition expense ratio	26.8%	25.6%	1.2%

Premiums.    Gross and net premiums written were $6.8 million and $(7.2) million for the year ended December 31, 2006 compared to $216.9 million and $133.5 million of gross and net premiums written for the year ended December 31, 2005. The decrease in our specialty reinsurance run-off segment’s net premiums written reflects the decrease in our reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our reinsurance business line. Ceded written premiums in 2006 were greater than gross premiums written because of the purchase of additional reinsurance protection for exposures in our marine, technical risk and aviation product line.

The table below shows gross and net premiums written by product line whether written on a traditional reinsurance, programs or structured basis:

	2006		2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net written premium
Property	$8,673	$(64)	$83,505	$21,661
Casualty	2,236	2,236	79,376	79,376
Marine, technical risk and aviation	(4,045)	(9,343)	54,031	32,441
Total	$6,864	$(7,171)	$216,912	$133,478

The negative gross written premium on our marine, technical risk and aviation product line was primarily due to cancellations of certain treaty contracts and reductions in estimated reinsurance premiums written on certain of our treaty quota share contracts, resulting in reduced premiums.

Ceded premiums were $14.0 million during the year ended December 31, 2006 compared to $83.4 million for the year ended December 31, 2005. The decrease in our ceded premiums written largely reflects our decision to discontinue writing business in our reinsurance product lines in 2006. We also purchased additional retrocessional coverage for our marine, technical risk and aviation reinsurance product line to limit our future probable maximum losses during 2006. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums also includes $8.7 million of premium ceded to a third-party reinsurer under the October 2005 portfolio transfer of substantially all of our in-force technical risk property insurance and property reinsurance business. Ceded premiums are earned over the period of each insured risk.

Net premiums earned of $46.5 million for the year ended December 31, 2006 decreased by $120.5 million compared to $167.0 million for the year ended December 31, 2005. The decrease reflects the decrease in earning of premiums on contracts written during the years ended December 31, 2006, 2005 and 2004, the impact of the decision to discontinue writing of new and renewal business in our reinsurance and insurance lines of business and the purchase of additional retrocessional protection on our marine, technical risk and aviation product line. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Other income.    Other income was $0.8 million for the year ended December 31, 2006 compared to $2.0 million for the year ended December 31, 2005, and related to income, including fees, recognized on non-traditional reinsurance contracts

Net losses and loss expenses.    Net losses and loss expenses were $40.0 million for the year ended December 31, 2006 compared to $178.9 million for the year ended December 31, 2005. The decrease in net losses and loss expenses incurred was due to lower net earned premium in 2006 and to fewer significant loss occurrences, particularly compared to those related to the 2005 hurricanes. Net losses and loss expenses are also a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

Included in our estimated ultimate losses during the year ended December 31, 2006 are specific loss estimates on contracts of reinsurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty reinsurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $76.9 million (excluding the favorable impact of net reinstatement premiums of $0.3 million), of which $5.0 million is included in net losses and loss expenses for the year ended December 31, 2006 compared to $71.9 million for the year ended December 31, 2005 (excluding the negative impact of net reinstatement premiums of $1.6 million). Our estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with cedents and brokers. The actual amount of losses from these hurricanes may vary significantly from the estimate.

Our specialty reinsurance run-off segment net loss ratio was 86.1% for the year ended December 31, 2006 compared to 107.2% for the year ended December 31, 2005. The decrease in the specialty reinsurance run-off segment net loss ratio is primarily due to the fact that we received a smaller amount of reported losses in 2006, than in 2005 which was impacted significantly by the Hurricanes Katrina, Rita and Wilma. This is offset by the impact of ceded earned premium relating to additional purchased reinsurance protection in our marine, technical risk and aviation product line.

Acquisition expenses.    Acquisition expenses were $12.5 million for the year ended December 31, 2006 compared to $42.7 million for the year ended December 31, 2005. The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Our acquisition expense ratio was 26.8% for the year ended December 31, 2006, compared to 25.6% for the year ended December 31, 2005. The increase reflects certain contracts with higher commission rates that were written during the first and second quarters of 2006 in our property, casualty and marine, technical risk and aviation reinsurance product lines and the impact of ceded premiums and ceded reinstatement premiums reducing our specialty reinsurance run-off segment’s net earned premium.

General and administrative expenses.    Direct general and administrative expenses totaled $6.4 million for the year ended December 31, 2005 compared to $9.8 million for the year ended December 31, 2006, reflecting the cost saving measures taken during 2006 in response to the decision to run-off most of our remaining reinsurance lines.

Lloyd’s

	2006	2005	Change
	($ in thousands)
Gross premiums written	$91,758	$80,702	$11,056
Premiums ceded	(30,014)	(19,056)	(10,958)
Net premiums written	$61,744	$61,646	$98
Net premiums earned	$65,523	$36,511	$29,012
Net losses and loss expenses	(50,382)	(24,652)	(25,730)
Acquisition expenses	(12,043)	(5,074)	(6,969)
General and administrative expenses	(12,886)	(8,716)	(4,170)
Net underwriting loss	$(9,788)	$(1,931)	$(7,857)
Ratios:
Loss and loss expense ratio	76.9%	67.5%	9.4%
Acquisition expense ratio	18.4%	13.9%	4.5%

Premiums.    Gross and net premiums written were $91.8 million and $61.7 million for the year ended December 31, 2006 compared to $80.7 million and $61.6 million for the year ended December 31, 2005. The increase in our gross premiums written was largely due to the continued growth in this segment, which commenced operations in December 2004. This increase was partially offset by the adverse effects on Syndicate 4000 following A.M. Best’s ratings action which we believe created uncertainty about the future of Syndicate 4000 in the Lloyd’s market place.

The table below shows gross and net premiums written by product line for the years ended December 31, 2006 and 2005.

	2006		2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Professional lines	$85,870	$57,047	$79,501	$60,593
Specie and fine art	5,859	4,719	1,201	1,053
Kidnap and ransom	29	(22)	—	—
Total	$91,758	$61,744	$80,702	$61,646

Premiums ceded were $30.0 million during the year ended December 31, 2006, an increase of $10.9 million, compared to $19.1 million for the year ended December 31, 2005. The increase in premiums ceded reflects the increase in our gross premium written described above and reflects the acceleration of minimum ceded written premium relating to our excess of loss reinsurance treaties. Minimum and deposit ceded premium is written in proportion to our expected gross written premiums.

Net premiums earned during the year ended December 31, 2006 were $65.5 million, an increase of $29.0 million, compared to $36.5 million for the year ended December 31, 2005, representing the earning and expensing of premiums written and ceded during the years ended December 31, 2004, 2005 and 2006. The increase in our net premiums earned was largely due to the growth of our net premiums written by Syndicate 4000. This increase was partially offset by the effect of the A.M. Best’s ratings downgrade and subsequent uncertainties around the business and achievements of gross premium estimates resulting in the acceleration of the minimum ceded earned premium as described above. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $50.4 million for the year ended December 31, 2006, an increase of $25.7 million, compared to $24.7 million for the year ended

December 31, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in our net premiums earned.

Our Lloyd’s segment net loss ratio was 76.9% for the year ended December 31, 2006, an increase of 9.4% compared to a net loss ratio of 67.5% for the year ended December 31, 2005. The increase in the Lloyd’s segment net loss ratio is primarily due to the effect of the excess of loss reinsurance contract we entered into that requires us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium written in Syndicate 4000 in the year ended December 31, 2006

Acquisition expenses.    Acquisition expenses were $12.0 million for the year ended December 31, 2006, an increase of $6.9 million compared to $5.1 million for the year ended December 31, 2005. The increase in acquisition expenses was driven by a higher level of earned premium in 2006.

Our acquisition expense ratio was 18.4% for the year ended December 31, 2006, an increase of 4.5%, compared to 13.9% for the year ended December 31, 2005. The acceleration of minimum ceded earned premium contributed to the higher ratio.

General and administrative expenses.    General and administrative expenses were $12.9 million for the year ended December 31, 2006, an increase of $4.2 million, compared to $8.7 million for the year ended December 31, 2005. The increase in our general and administrative expense from 2005 to 2006 was mainly due to the fact that 2005 was a start-up year for Syndicate 4000 and 2006 reflects the general and administrative expenses of a fully operating Syndicate 4000, including an additional number of employees hired throughout 2006 as well as increases in contributions to Lloyd’s central fund and managing agent expenses. General and administrative expenses includes a number of fixed costs including the Lloyd’s central fund contributions which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee and related expenses.

Technical services

Year ended December 31, 2006 compared to year ended December 31, 2005

The following table summarizes and compares our technical services segment results for the years ended December 31, 2006 and 2005.

	2006	2005	Change
	($ in thousands)
Technical services revenues	$3,331	$19,037	$(15,706)
General and administrative expenses	(4,283)	(18,545)	14,262
Net technical services (loss) income	$(952)	$492	$(1,444)

Technical services revenues.    Technical services revenues were $3.3 million for the year ended December 31, 2006, compared to $19.0 million for the year ended December 31, 2005. The decrease is due to a significant portion of remediation of one of our environmental liability assumption programs occurring during the second and third quarters of 2005. The remediation is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2005. We expect that our technical services revenues will continue to decrease in future periods as the remediation is closer to completion.

General and administrative expenses.    Direct general and administrative expenses were $4.3 million for the year ended December 31, 2006, compared to $18.5 million for the year ended December 31, 2005. The decrease is due to a significant portion of remediation of one of our environmental liability assumption programs occurring during the second and third quarters of 2005, and this program is now close to being fully remediated.

Years ended December 31, 2005 and 2004

The following table summarizes our net underwriting results and profitability measures for our segments for the years ended December 31, 2005 and 2004.

Specialty insurance run-off

	2005	2004	Change
	($ in thousands)
Gross premiums written	$311,321	$236,438	$74,883
Premiums ceded	(116,404)	(71,668)	(44,736)
Net premiums written	$194,917	$164,770	$30,147
Net premiums earned	$160,620	$74,241	$86,379
Other income	1,200	—	1,200
Net losses and loss expenses	(120,710)	(49,221)	(71,489)
Acquisition expenses	(21,836)	(14,215)	(7,621)
General and administrative expenses	(21,750)	(15,169)	(6,581)
Net underwriting loss	$(2,476)	$(4,364)	$1,888
Ratios:
Loss and loss expense ratio	75.2%	66.3%	8.9%
Acquisition expense ratio	13.6%	19.1%	(5.5)%

Premiums.    Gross and net premiums written were $311.3 million and $194.9 million for the year ended December 31, 2005 compared to $236.4 million and $164.8 million for the year ended December 31, 2004. The increase reflected continued growth in all of our specialty insurance run-off segment product lines. However, shortly after Hurricane Rita, we discontinued writing new and most renewal business in our technical risk property line of business (other than our program business), which accounted for approximately $13.4 million, or 3.4%, of our specialty insurance run-off segment’s gross premiums written during the year ended December 31, 2005. We also retroceded substantially all the in-force business, as of October 1, 2005, in this line (other than our program business) by a portfolio transfer to a third-party reinsurer.

During the year ended December 31, 2005, we continued to write the HBW program in our technical risk property product line which accounted for approximately $165.9 million, or 88.5%, of the technical risk property line of business and 53.3% of total specialty insurance run-off segment gross premiums written in the year ended December 31, 2005. The HBW program accounted for $108.9 million, or 95.2%, of the technical risk property product line and 46.1% of the total Specialty insurance run-off segment gross premiums written for the year ended December 31, 2004. We are no longer writing business in our technical risk property line other than the programs that are part of that line. The policies in the program are underwritten by a third-party agent which follows our underwriting guidelines.

Our HBW gross premiums written during the year ended December 31, 2005 are summarized in the table below by specialty risk class.

($ in millions)
Casualty	$140.3
Warranty*	15.0
Property	10.6
Total	$165.9

*	Warranty is written as reinsurance.

Approximately 56.6% of our specialty insurance run-off segment gross premiums written of $311.3 million were generated from our program business, of which 53.3% is attributable to our HBW program. The remaining 43.4% of our specialty insurance run-off segment gross premiums written were generated through a number of brokers, only one of which accounted for more than 10% of our total specialty insurance run-off segment gross premiums written.

Premiums ceded were $116.4 million during the year ended December 31, 2005, an increase of $44.7 million compared to $71.7 million for the year ended December 31, 2004. The increase in premiums ceded reflects the increase in our gross premiums written, approximately $10.6 million of premiums ceded resulting from the October 2005 portfolio transfer of substantially all of our in-force technical risk property insurance and property reinsurance business and approximately $5.5 million from reinsurance treaties that we have entered into for our specialty insurance run-off product lines to help limit our net loss exposures to natural catastrophe events. The increase of premiums ceded is attributable to a lesser extent to the development of the reinsurance program for our specialty insurance run-off segment product lines, which was restructured during the year ended December 31, 2005, as described above.

Net premiums earned during the year ended December 31, 2005 were $160.6 million, an increase of $86.4 million, compared to $74.2 million for the year ended December 31, 2004 representing growth of premiums written and the earning and amortization of premiums written and ceded during the years ended December 31, 2004 and 2005. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $1.2 million for the year ended December 31, 2005 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $120.7 million for the year ended December 31, 2005, an increase of $71.5 million compared to $49.2 million for the year ended December 31, 2004. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The increase in net losses and loss expenses is due to:

•	the increase in loss occurrences, particularly those related to the 2005 hurricanes and the first quarter 2005 rupture of an oil pipeline in California during a mudslide;

•	the growth in the number of insurance contracts we entered into and the associated net premiums earned; and

•	general reserve strengthening relating primarily to our HBW program, Lloyd’s, professional and environmental lines.

Included in our expected ultimate losses in our specialty insurance run-off segment during the year ended December 31, 2005 are specific loss estimates on contracts of insurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty insurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes was $11.4 million (excluding the negative impact of net reinstatement premiums of $2.5 million), compared to $0.6 million included in net losses and loss expenses for the year ended December 31, 2004 from Hurricanes Charley, Frances, Ivan and Jeanne. Our preliminary estimate of our exposure to ultimate claim costs associated with these hurricanes is based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion and brokers.

Given the immaturity of our business and very limited claims history, we have relied on pricing, loss and expense data accumulated by our consulting actuary, historical industry results, and to a limited extent, our own reported claims history in establishing loss ratios for each line of business. Although we have not experienced significant reported claims in our specialty insurance run-off lines, other than those related to the 2005 hurricanes and the oil pipeline claim, we have worked closely with our independent loss specialist and concluded to generally strengthen our loss ratios in our HBW program, Lloyd’s and environmental lines with respect to the year ended December 31, 2005.

Our expected ultimate losses during the year ended December 31, 2005 also include estimated gross and net loss estimates of $21.6 million and $13.0 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line.

Our specialty insurance run-off segment net loss ratio was 75.2% for the year ended December 31, 2005 an increase of 8.9% compared to a net loss ratio of 66.3% for the year ended December 31, 2004. The increase in the specialty insurance run-off segment net loss ratio is due to the loss estimates arising from Hurricanes Katrina, Rita and Wilma as well as to the loss estimates arising from the ruptured oil pipeline loss. However, the extent of the impact of the actual catastrophes in 2005 was mitigated by our purchased reinsurance protection in our specialty insurance run-off segment and increased net premiums earned in our specialty insurance run-off segment compared to the year ended December 31, 2004. The 2005 hurricanes contributed 7.0% loss ratio percentage points to the specialty insurance run-off segment net loss ratio.

Acquisition expenses.    Acquisition expenses were $21.8 million for the year ended December 31, 2005 an increase of $7.6 million, compared to $14.2 million for the year ended December 31, 2004. The increase in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Our acquisition expense ratio was 13.6% for the year ended December 31, 2005 a decrease of 5.5% compared to 19.1% for the year ended December 31, 2004. The reduction in our acquisition expense ratio in the specialty insurance run-off segment is primarily due to three factors. First, we are paying less fronting costs because we are licensed in more states and no longer need to utilize fronting companies to the same extent in order to write our insurance business. Second, our ceding commission income that we are recovering on our specialty insurance run-off segment’s reinsurance treaties increased during 2005 as a result of the restructuring of those treaties during the second quarter of 2005. Third, we paid less commission in our HBW program during the year ended December 31, 2005 as a result of the contracts containing sliding scale commission provisions that vary with changes in the selected loss ratio. The selected loss ratio under the HBW contracts increased from 56.8% in 2004 to 64.8% in 2005. Deferred acquisition costs include, as of December 31, 2005, $17.5 million of acquisition expenses on written contracts of insurance that would be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    Direct general and administrative expenses totaled $21.8 million for the year ended December 31, 2005 an increase of $ 6.6 million, compared to $15.2 million for the year ended December 31, 2004. The increase in our general and administrative expense was due to the additional number of employees hired throughout 2004 and 2005. The increase is also attributed to severance costs, increases in auditing fees, fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance and costs relating to information technology development, which were allocated to our specialty insurance run-off segment.

Specialty reinsurance run-off

	2005	2004	Change
	($ in thousands)
Gross premiums written	$216,912	$251,832	$(34,920)
Premiums ceded	(83,434)	(2,612)	(80,822)
Net premiums written	$133,478	$249,220	$(115,742)
Net premiums earned	$166,944	$161,973	$4,971
Other income	1,974	1,571	403
Net losses and loss expenses	(178,887)	(149,111)	(29,776)
Acquisition expenses	(42,714)	(39,708)	(3,006)
General and administrative expenses	(9,847)	(7,464)	(2,383)
Net underwriting loss	$(62,530)	$(32,739)	$(29,272)
Ratios:
Loss and loss expense ratio	107.2%	92.1%	(15.1)%
Acquisition expense ratio	25.6%	24.5%	(1.1)%

Premiums.    Gross and net premiums written were $216.9 million and $133.5 million for the year ended December 31, 2005 compared to $251.8 million and $249.2 million of gross and net premiums for the year ended December 31, 2004. The decrease in our specialty reinsurance run-off segment’s net premiums written reflects the decrease in our property and casualty reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our property reinsurance business line and the commutation of two treaties in our casualty reinsurance business line. The decline was partially offset by growth in our marine reinsurance business line during 2005.

The table below shows gross and net premiums written by product line whether written on a traditional reinsurance, programs or structured basis:

	2005		2004
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net written premium

Property	$83,505	$21,661	$103,311	$103,052
Casualty	79,376	79,376	105,405	105,405
Marine, technical risk and aviation	54,031	32,441	42,660	40,307
Structured reinsurance	—	—	456	456
Total	$216,912	$133,478	$251,832	$249,220

Our casualty reinsurance gross premiums written included in our other casualty category, were spread across 23 different risk classes, none of which accounted for more than 10% of our casualty reinsurance premiums written for the year ended December 31, 2005.

Ceded premiums were $83.4 million during the year ended December 31, 2005 compared to $2.6 million for the year ended December 31, 2004. The increase in our ceded premiums written reflects approximately $34.1 million of purchased retrocession protection, including reinstatement premiums, in our specialty reinsurance run-off property and marine, technical risk and aviation product lines. We obtained the retrocession protection to help limit our net loss exposures to natural catastrophe events. We also purchased additional retrocessional coverage for our marine, technical risk and aviation reinsurance product line to limit our future probable maximum losses during the fourth quarter of 2005. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums also includes $46.7 million of premium ceded to the third-party reinsurer under the

October 2005 portfolio transfer of substantially all of our in-force technical risk property insurance and property reinsurance business. Ceded premiums are earned over the period of each insured risk.

Net premiums earned of $166.9 million for the year ended December 31, 2005 have increased by $5.0 million compared to $161.9 million for the year ended December 31, 2004. The increase reflects the earning of premiums on contracts written during the years ended December 31, 2005 and 2004 and is offset by the impact of the decision to discontinue the writing of new and renewal business in our property reinsurance line of business, the October 2005 portfolio transfer of substantially all of our in-force technical risk property insurance and property reinsurance business, the commutation of two treaties in our casualty reinsurance business line and the purchase of additional retrocessional protection. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Other income.    Other income was $2.0 million for the year ended December 31, 2005 compared to $1.6 million for the year ended December 31, 2004, and related to income, including fees, recognized on non-traditional reinsurance contracts. A more detailed description of these non-traditional contracts is provided under ‘‘—Non-Traditional Contracts’’ below.

Net losses and loss expenses.    Net losses and loss expenses were $178.9 million for the year ended December 31, 2005, an increase of $29.8 million, or 20.0%, compared to $149.1 million for the year ended December 31, 2004. The increase in net losses and loss expenses incurred was due to increased loss occurrences, particularly those related to the 2005 hurricanes, as well as the increase in the number of reinsurance contracts we entered into and the associated net premiums earned. Net losses and loss expenses were a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten.

Included in our expected ultimate losses during the year ended December 31, 2005 are specific loss estimates on contracts of reinsurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty reinsurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes totaled $71.9 million (excluding the negative impact and net reinstatement premiums of $1.6 million), which was included in net losses and loss expenses for the year ended December 31, 2005 compared to $60.7 million included in net losses and loss expenses for the year ended December 31, 2004 from Hurricanes Charley, Frances, Ivan and Jeanne. Our preliminary estimate of ultimate losses from these events was primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedents and brokers. Other than the hurricane losses, as of December 31, 2005, we had received a limited amount of significant reported losses in our specialty reinsurance run-off segment.

Our specialty reinsurance run-off segment net loss ratio was 107.2% for the year ended December 31, 2005 compared to 92.1% for the year ended December 31, 2004. The increase in the specialty reinsurance run-off segment net loss ratio is due to the magnitude of the loss estimates arising from Hurricanes Katrina, Rita and Wilma described above. However, the extent of the impact of the actual catastrophes in 2005 was mitigated by our purchased retrocessional protection during the year ended December 31, 2005. The 2005 hurricanes contributed 43.7% loss ratio percentage points to the segment loss ratio.

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

Our acquisition expense ratio was 25.6% for the year ended December 31, 2005, compared to 24.5% for the year ended December 31, 2004. The increase reflects certain contracts with higher commission rates that were written during the second and third quarters of 2005 in our property, casualty and marine, technical risk and aviation reinsurance product lines and the impact of ceded premiums and ceded reinstatement premiums reducing our Specialty reinsurance run-off segment’s net earned premium.

General and administrative expenses.    Direct general and administrative expenses totaled $9.8 million for the year ended December 31, 2005 an increase of $2.3 million, compared to $7.5 million for the year ended December 31, 2004, reflecting the additional number of employees hired throughout 2004 and 2005. The increase is also attributed to severance costs, increases in auditing fees, fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance and costs relating to information technology development, which were allocated to our specialty reinsurance run-off segment.

Lloyd’s

Year ended December 31, 2005 compared to year ended December 31, 2004

	2005	2004	Change
	($ in thousands)
Gross premiums written	$80,702	$6,142	$74,560
Premiums ceded	(19,056)	(591)	(18,465)
Net premiums written	$61,646	$5,551	56,095
Net premiums earned	$36,511	$926	$35,585
Net losses and loss expenses	(24,652)	(584)	(24,068)
Acquisition expenses	(5,074)	(72)	(5,002)
General and administrative expenses(1)	(8,716)	(989)	(7,727)
Net underwriting loss	$(1,931)	$(719)	$(1,212)
Ratios:
Loss and loss expense ratio	67.5%	63.1%	4.4%
Acquisition expense ratio	13.9%	7.8%	6.1%

Premiums.    Gross and net premiums written were $80.7 million and $61.6 million for the year ended December 31, 2005 compared to $6.1 million and $5.6 million for the year ended December 31, 2004. The increase in our gross premiums written was largely due to the continued growth in our Lloyd’s segment, which commenced operations in December 2004.

Premiums ceded were $19.1 million during the year ended December 31, 2005, an increase of $18.5 million, compared to $0.6 million for the year ended December 31, 2004. The increase in premiums ceded reflects the increase in our gross premium written described above.

Net premiums earned during the year ended December 31, 2005 were $36.5 million, an increase of $35.6 million, compared to $0.9 million for the year ended December 31, 2005, representing amortization of premiums written and ceded during the years ended December 31, 2005 and 2004. The increase in our net premiums earned was largely due to the growth of our net premiums written from our Lloyd’s syndicate, which commenced in December 2004. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $24.7 million for the year ended December 31, 2005, an increase of $24.1 million, compared to $0.6 million for the year ended December 31, 2004. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in our net premiums earned in 2005 as a result of commencing operations in December 2004.

Our Lloyd’s segment net loss ratio was 67.5% for the year ended December 31, 2005 an increase of 4.4% compared to a net loss ratio of 63.1% for the year ended December 31, 2004. The increase in the Lloyd’s segment net loss ratio is primarily due to the higher selected loss ratios during 2005 for the professional insurance written in our Lloyd’s syndicate.

Acquisition expenses.    Acquisition expenses were $5.1 million for the year ended December 31, 2005 an increase of $5.0 million, compared to $0.1 million for the year ended December 31, 2004. The increase in acquisition expenses was due to the increase in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees and commission fees and were net of ceding commissions earned on purchased reinsurance treaties.

General and administrative expenses.    Direct general and administrative expenses totaled $8.7 million for the year ended December 31 2005 an increase of $7.7 million, compared to $1.0 million for the year ended December 31, 2004. The increase in our general and administrative expense was due to the additional number of employees hired throughout 2005 and increases in Lloyd’s central fund and managing agent expenses. The increase is also attributed to increases in auditing fees and fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance allocated to our Lloyd’s segment.

Technical services

Year ended December 31, 2005 compared to year ended December 31, 2004

The following table summarizes and compares our technical services segment results for the years ended December 31, 2005 and 2004.

	2005	2004	Change
	($ in thousands)
Technical services revenues	$19,037	$401	18,636
General and administrative expenses	(18,545)	(797)	(17,748)
Net technical services income / (loss)	$492	$(396)	888

Technical services revenues.    Technical services revenues were $19.0 million for the year ended December 31, 2005, an increase of $18.6 million, compared to $0.4 million for the year ended December 31, 2004. The increase in technical services revenues is primarily attributable to increased remediation revenues associated with liability transfer project in Buffalo, New York.

General and administrative expenses.    Direct general and administrative expenses were $18.5 million for the year ended December 31, 2005, an increase of $17.7 million, compared to $0.8 million for the year ended December 31, 2004. The increase is attributable to increased staffing levels, higher overhead allocation arising from the development of our infrastructure and Sarbanes- Oxley Section 404 compliance efforts, and professional fees associated with the environmental liability assumption program in Buffalo, New York.

Loss and Loss Expense Reserve Development

The analysis of consolidated losses and loss expense development shown below presents the subsequent development of our estimated year end liability for net loss and loss expenses at the end of each balance sheet date for all periods ended December 31, net of loss and loss adjustment expenses recoverable. The top line of the table shows our estimated liability for unpaid losses and loss expense reserves, net of loss and loss expenses recoverable, recorded at the balance sheet date for each of the indicated periods. This net liability for loss and loss expenses represents the estimated amount of losses and loss expenses for claims arising from all prior years’ accident periods that were unpaid at the balance sheet date. The upper portion of the table shows our re-estimated amount of the previously recorded net liability as of the end of each succeeding year. The estimate for our liability for loss and loss expense changes as more information becomes known about the frequency and severity of claims for individual years and, accordingly, as we update our actuarial techniques and selections of the appropriate method. The ‘‘Cumulative deficiency (redundancy)’’ line represents the aggregate change in our estimates over all prior years. The lower portion of the table presents the amounts paid as of subsequent periods on those claims for which we recorded reserves as of each balance sheet date. Conditions and trends that have affected development of the liabilities in the past may not necessarily be indicative of events or development that may occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the tables below.

Analysis of Consolidated Losses and Loss Expense Reserve Development
Net of Reinsurance Recoverables

(U.S. dollars in thousands)	Years ended December 31,
	2003	2004	2005	2006
Net loss and loss expense reserves	$1,191	$146,275	$349,573	$442,348

Liability re-estimated as of:
One year later	1,184	150,297	343,283	—
Two years later	1,184	148,555	—	—
Three years later	1,368	—	—	—

Cumulative deficiency (redundancy)	177	2,280	(6,290)	—

Cumulative paid losses:
One year later	26	53,284	53,910	—
Two years later	79	67,205	—	—
Three years later	59	—	—	—

Prior to 2005 we had not experienced significant favorable or adverse development in our estimation of loss and loss expense reserves since we started our operations in 2003 and only wrote a small number of contracts during that year. We grew and diversified our product lines during 2004 and 2005.

In 2004 we recorded approximately $61.3 million in net loss and loss expenses in our property and marine reinsurance product lines associated with the four 2004 Florida hurricanes, Charley, Frances, Ivan and Jeanne. During the year ended December 31, 2005, we increased these loss estimates to approximately $67.2 million as additional information was reported to us by clients and others. This adverse development of $5.9 million was partially offset in 2005 by net favorable development of approximately $1.9 million in certain of our other short-tail policies and product lines, which began to mature with actual loss experience that was better than our expected losses recorded during or before 2004. In 2006, we saw further favorable experience in our 2004 reserves as a result of lower than expected actual reported losses. We also transitioned our ultimate loss selection method in our professional insurance product line from the expected loss ratio method to the Bornhuetter-Ferguson method which reduced our 2004 and 2005 accident period reserves by approximately $3.5 million in 2006.

In 2005 we recorded approximately $83.3 million in net loss and loss expenses (excluding reinstatement premiums) in our property and marine reinsurance and technical property and fidelity insurance product lines associated with the 2005 hurricanes, Katrina, Rita and Wilma. We also recorded approximately $13.0 million in net loss and loss expenses associated with an oil pipeline claim in our environmental product line. With respect to the year ended December 31, 2005, we worked closely with our independent loss specialists and concluded to generally strengthen our loss ratios and net loss reserves in several product lines including our environmental, professional and HBW lines. This resulted in approximately $13.2 million of reserve adjustments at the end of 2005. In 2006 we increased our 2005 hurricane loss estimates (excluding reinstatement premiums) by $5.0 million to approximately $88.3 million as new information was reported to us by our clients and others. In addition, we increased our net loss reserves on the oil pipeline claim by approximately $2.6 million during 2006 as we were required by the relevant environmental agencies to extend our remediation activities.

In addition to the favorable loss development of $3.5 million in our professional insurance product line described above, in 2006 we also recorded approximately $10.4 million of net favorable development in several of our other product lines, including our fidelity, the property component of HBW, environmental and surety lines. Actual loss experience in these product lines was better than expected for maturing accident periods for 2004 and 2005.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company and as such, has no direct operations of its own. Quanta Holdings’ assets consist of investments in our subsidiaries through which we conduct substantially all of our business at Lloyd’s, our specialty insurance and reinsurance run-off and our technical services operations. As of December 31, 2006, we had operations in the U.S., Bermuda, Ireland and the United Kingdom.

As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses, the payment of principal and interest on borrowings, dividends on our preferred shares, taxes, and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest, return of capital and other statutorily permissible payments from our operating subsidiaries. We believe that the operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends, or the approval of certain regulators in the event of a return of capital, that these subsidiaries can ultimately pay to Quanta Holdings. In addition, following the withdrawal of our A.M. Best rating, the Bermuda Monetary Authority, the regulator of our most significant subsidiary, Quanta Bermuda, amended Quanta Bermuda’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new transactions. Additionally, there remain significant restrictions regarding our ability to remove the funds deposited to support our underwriting capacity of Syndicate 4000 at Lloyd’s. We are working with applicable regulatory authorities to facilitate our ability, as the business we wrote expires over time, to pay dividends or return capital from our insurance operating subsidiaries to the holding company. The paying of dividends or return of capital to the holding company will require regulatory approval. In addition, because we have regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as ‘‘stacked subsidiaries,’’ obtaining approval to dividend funds or return capital requires the approval of a number of regulators before the funds can be made available to Quanta Holdings. Working with these regulators takes a significant amount of time, requires many steps, may result in payments of smaller amounts of funds from one subsidiary to another or to Quanta Holdings and we will be required to meet many conditions. For further information regarding these restrictions, see ‘‘Item 1. Business—Regulation.’’

We are also subject to constraints under the Bermuda Companies Act that affect our ability to pay dividends on our shares. We may not declare or pay a dividend or make a distribution if we have reasonable grounds for believing that we are, or will after the payment be, unable to pay our liabilities as they become due or if the realizable value of our assets will thereby be less than the aggregate of our liabilities and our issued share capital and share premium accounts. While we currently meet these requirements, there can be no assurance that we will continue to do so in the future.

As of December 31, 2006 we had cash and cash equivalents and investments of approximately $948.2 million. We estimate that our cash and cash equivalents and investment balances include approximately $273.6 million that is pledged as collateral for letters of credit, approximately $200.8 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $189.6 million that is held by Lloyd’s to support our underwriting activities in Syndicate 4000, $39.3 million held in trust funds that are related to our deposit liabilities and $29.9 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that on December 31, 2006 we had net unrestricted investments of approximately $215.0 million, including net cash and cash equivalents of approximately $32.9 million. Of the $215.0 million, approximately $204.9 million represents net unrestricted investments held by our operating subsidiaries of which approximately $21.4 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd, which are subsidiaries of Quanta Bermuda, hold approximately $161.5 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrades. Some of these insurance and reinsurance contracts also require us to post additional security. Further, the downgrade in our rating from ‘‘B++’’ (very good) to ‘‘B’’ (fair) triggered additional termination provisions and required the posting of additional security in certain of our other insurance and reinsurance contracts. We were required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. In addition, many of our insurance contracts and certain of our reinsurance contracts provide for cancellation at the option of the policyholder regardless of our financial strength rating. Accordingly, we may also elect to post security under these other contracts.

As of December 31, 2006, we had net cash and cash equivalent balances and investments of approximately $215.0 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries. However, we cannot issue new letters of credit under our credit agreement if we have incurred a material adverse effect or if a default exists under the agreement.

As of December 31, 2006 and March 5, 2007, we had obligations related to fully secured letters of credit of approximately $235.4 million and $170.0 million.

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

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management’s forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk.

During 2006 we determined that certain of our investment securities, with unrealized losses of approximately $16.9 million were other-than-temporarily impaired. The realization of these losses represented the maximum amount of potential losses in our investment securities if we were to sell all of these securities at the time of our determinations and were primarily due to changes in market interest rates and not changes in credit quality. As a result of our decision, the affected investments have been reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses did not affect our shareholders’ equity, the market value of our investments, our cash flows or our liquidity. The evaluation for other-than-temporary impairments require the application of significant judgment, including our intent to hold the investment for a period of time sufficient to allow for possible recovery. We believe we have sufficient assets to pay our currently foreseen liabilities as they become due and we have no immediate intent to liquidate the investments securities affected, other than in the normal course of our investment management policies. However, we may be required to sell securities to satisfy return premium or loss obligations on contracts that are cancelled or commuted. Due to this and to the continuing general uncertainties surrounding our business resulting from our decision to cease underwriting or seeking new business and to place most of our remaining insurance and reinsurance businesses into orderly run-off, we concluded that there are no absolute assurances that we will have the ability to hold the affected investments for a sufficient period of time to permit unrealized losses to recover. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges.

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

The market value of our total investment portfolio including cash and cash equivalents was $948.2 million, of which $720.0 million related to available-for-sale fixed maturity investments, $101.0 million related to cash and cash equivalents, $89.9 million related to available-for-sale short-term investments and $37.3 million to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity and cash investments which are currently managed by the following external investment advisors: Deutsche Asset Management and JP Morgan Investment Management Inc., our external investment advisors. Custodians of our externally managed investment portfolios are Comerica Incorporated, JP Morgan Chase Bank N.A. and Citibank N.A.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB-. As of December 31, 2006, all of the fixed maturity investments were investment grade, with a weighted average credit rating of ‘‘AA+’’ based on ratings assigned by S&P.

Our total available-for-sale and cash and cash equivalents totaled $948.2 million as of December 31, 2006 compared to $998.4 million as of December 31, 2005. This included restricted cash at December 31, 2006 and 2005 of $68.1 million and $82.8 million. The decrease in these total invested assets was due to the payment of losses, general and administrative expenses and reinsurance payables offset by the receipt of premium receivable, net investment income and reinsurance recoverables.

Our insurance and reinsurance premiums receivable balances totaled $34.6 million as of December 31, 2006 compared to $115.1 million at December 31, 2005. The decrease in premiums receivable reflects the collection of outstanding premiums, cancellations of policies, the impact of A.M. Best’s downgrades on our ability to write business and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off during the second quarter of 2006, offset in part by net premiums written during the twelve months ended December 31, 2006. Included in our premiums receivable of $34.6 million are approximately $23.9 million of written premium installments that, on December 31, 2006 were not yet due under the terms of the related insurance and reinsurance contracts. Based on our review of the remaining balance of $10.7 million, which represents premium installments that were due to us on December 31, 2006, we have established a provision for uncollectible premiums receivable of $0.9 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $12.1 million and $83.9 million as of December 31, 2006 compared to $33.1 million and $224.5 million as of December 31, 2005. The decrease in our deferred acquisition costs and in unearned premiums, net of deferred reinsurance is due to lower premiums written, as a result of the A.M. Best’s ratings downgrade and our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $402.4 million as December 31, 2006 compared to $343.6 million as of December 31, 2005. The increase in our net loss and loss expense reserves reflects our net losses and loss expenses incurred during the year ended December 31, 2006, including adverse development of $5.0 million excluding reinstatement premiums resulting from the 2005 hurricanes and of $2.6 million related to the 2005 oil pipeline claim and losses of $3.9 million resulting from 2006 tornadoes. The increase was also driven by the number of historical insurance contracts we entered into and the associated net premiums earned, as well as greater reinsurance recoveries relative to our payment of losses during the period. The increase in our net loss and loss expense was mitigated, in part, by net favorable loss developments of approximately $13.9 million in several of our product lines in which actual loss experience in maturing accident periods was better than expected. Our reserves for losses and loss adjustment expenses as of December 31, 2006 includes our estimate of gross and net unpaid loss expenses, including incurred but not reported losses, totaling $89.9 million and $32.3 million relating to Hurricanes Katrina, Rita and Wilma and $8.1 million and $4.0 million relating to the claim related to the oil pipeline claim that occured in 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with clients and others. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. In 2006 we commuted several assumed reinsurance contracts and reduced our gross loss and loss expense reserves by $4.5 million. Of our total gross losses and expense reserves of $623.6 million as of December 31, 2006 approximately $487.1 million or 77.1% is represented by our estimate of incurred but not reported reserves. However, we have participated in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our reinsurance recoverables as of December 31, 2006 totaled $221.2 million, of which $28.0 million had been submitted to our reinsurers for payment, which included $17.9 million that was due on December 31, 2006, compared to reinsurance recoverables as of December 31, 2005 of $190.4 million. The increase in our reinsurance recoverable balance reflects our losses and loss expenses recoverable from reinsurers during the year ended December 31, 2006. As of December 31, 2006, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $57.6 million relating to Hurricanes Katrina, Rita and Wilma and $2.8 million relating to the oil pipeline claim that we incurred during the year ended December 31, 2005. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which we are subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate. The average credit rating of our reinsurers as of December 31, 2006 is ‘‘A’’ (excellent) by A.M. Best.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at December 31, 2006 and the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
	($ in millions)
Reinsurer
Everest Reinsurance Ltd.	$56.7	A	+
Various Lloyd’s syndicates	24.9	A
Arch Reinsurance Ltd.	26.3	A
Aspen Insurance Ltd.	11.1	A	-
Allianz Marine & Aviation Versicherungs AG	10.7	A	-
The Toa Reinsurance Company, Ltd. (Tokyo)	10.6	A
Glacier Reinsurance AG	9.7	A	-
Transatlantic Reinsurance Company	9.1	A	+
Odyssey America Reinsurance Corporation	8.9	A
Max Re Ltd.	8.3	A	-
General Fidelity	8.2	A	-
XL Capital Ltd.	7.4	A	+
PXRE Group Ltd.	5.8	NR
Other Reinsurers Rated A- or Better	19.5	A	-
All Other Reinsurers	4.0	Various
Total	$221.2

Our shareholders’ equity was $328.3 million as of December 31, 2006 compared to $384.2 million as of December 31, 2005, reflecting a decrease of $55.9 million that was primarily the result of a net loss to common shareholders of $64.8 million for the year ended December 31, 2006 partially offset by the net change in unrealized gains on our investment portfolios of $8.3 million. As of December 31, 2006, we have provided a 100% cumulative valuation allowance against our net deferred tax assets in the amount of $49.1 million. These deferred tax assets were generated primarily from net operating losses. As a company in which most of its business is in orderly run-off, the realization of these deferred tax assets is neither assured nor accurately determinable.

The following table shows our capitalization as of December 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
	($ in thousands)
Debt outstanding:
Letter of credit facilities (1)	$—	$—
Junior subordinated debentures	61,857	61,857
Redeemable preference shares:
Redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at December 31, 2006 and 3,000,000 issued and outstanding at December 31, 2005)	74,998	71,838
Shareholders’ equity:
Common shares ($0.01 par value; 200,000,000 common shares authorized; 70,008,185 issued and outstanding at December 31, 2006 and 69,946,861 issued and outstanding at December 31, 2005 (2)	700	699
Additional paid-in capital	582,578	581,929
Accumulated deficit	(263,830)	(199,010)
Accumulated other comprehensive income	8,888	546
Total shareholders’ equity	328,336	384,164
Total capitalization	$465,191	$517,859
Total debt to total capital ratio (3)	29%	26%

(1)	Consisted of secured letter of credit facilities. As of December 31, 2006, the total amount of letters of credit outstanding under these facilities was $235.4 million. See ‘‘Liquidity’’ below for a discussion of our new credit facility.

(2)	This table does not give effect to warrants and options outstanding of 2,542,813 and 786,764 at December 31, 2006 compared to 2,542,813 and 3,402,194 at December 31, 2005.

(3)	The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of Total Debt and Total Shareholders’ Equity, or Total Capitalization.

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

As of December 31, 2006, we have capital that is subject to regulation in following jurisdictions: approximately $272.5 million in Bermuda; approximately $104.7 million in the UK (Lloyd’s and the Financial Services Authority); approximately $65.7 million in the United States (mainly in Colorado and in Indiana); and approximately $22.1 million in the European Union jurisdiction unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Services Regulatory Authority. The balance of our capital of approximately $0.2 million is held in our other non-insurance regulated subsidiaries. Extraction of this capital is subject to a number of restrictions as described above.

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $43.2 million during the year ended December 31, 2006, primarily related to premiums and investment income received offset by losses and loss expenses as well as general and administrative expenses paid. In addition, we also generated net proceeds from the issuance of our preferred shares of $3.2 million. During the same period, we used net cash of $103.3 million in our investment activities. This amount includes $9.3 million of cash received from the sale of ESC. Our cash flows from operations for the year ended December 31, 2006 provided us with sufficient liquidity to meet operating cash requirements during that period.

As of December 31, 2006, we had cash and cash equivalents and investments of approximately $948.2 million. We estimate that our cash and cash equivalents and investment balances include approximately $273.6 million that is pledged as collateral for letters of credit, approximately $200.8 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $189.6 million that is held by Lloyd’s to support our underwriting activities, $39.3 million held in trust funds that are related to our deposit liabilities and $29.9 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted net investments of $215.0 million, including net cash and cash equivalents of approximately $32.9 million. Of the $215.0 million, approximately $204.9 million represents net unrestricted investments held by our operating subsidiaries of which approximately $21.4 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Bermuda, hold approximately $161.5 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We are working and will, over time, continue to work with applicable regulatory authorities to facilitate dividends or capital return from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties. As a result of the A.M. Best rating actions in 2006, the resulting loss of business and business opportunities, our decision to cease writing new business in all our product lines, excluding business written at Lloyd’s, cash flows associated with the receipt of premiums written in our run-off segments will continue to decrease substantially.

The cash flows from discontinued operations are combined, in the statement of cash flows, with the cash flows from continuing operations within each category. We do not expect the absence of cash flows from our discontinued operations to significantly affect our future liquidity and capital resources.

The A.M. Best rating action discussed above caused a default under our credit facility led by JPMorgan (the ‘‘JPMorgan credit facility’’) during 2006. The lenders waived the default under the JPMorgan credit facility until October 27, 2006 and on that date we entered into a new credit facility described below. We have started to transition all of the outstanding letters of credit, which secure our claims obligations, from the JPMorgan credit facility to the credit facility described below. As of December 31, 2006, we had approximately $110.9 million of letters of credit outstanding under the JPMorgan credit facility, which are fully secured by a letter of credit issued by the ING credit facility described below. These letters of credit are principally used to secure our obligations to pay claims.

On October 27, 2006, we entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the mandated lead arranger, providing for a secured bank letter of credit facility (the ‘‘ING credit facility’’). The ING credit facility provides for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009. We have elected to reduce the aggregate commitment under the ING facility to $210.0 million as of February 9, 2007.

Under the ING credit facility, the lenders will issue from time to time, for the account of the designated subsidiary borrowers, one or more back-to-back letters of credit naming JPMorgan Chase Bank, N.A. as beneficiary in the face amount equal to the face amount of the outstanding letters of credit under the JPMorgan credit facility, and other letters of credit in an aggregate face amount up to the aggregate commitment. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S. insurance borrowers and, consequently, the amount available for letters of credit under the facility on account of those borrowers. Quanta Holdings unconditionally and irrevocably guaranteed all of the obligations of our subsidiaries to the lenders under the ING credit facility.

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

On October 27, 2006, we also entered into a Fourth Consent and Amendment to Credit Agreement (the Fourth Amendment’’) to the JPMorgan credit facility. The Fourth Amendment, among other things, permanently terminates the lenders’ obligations to extend any loan, issue any letter of credit, modify the terms of any existing letter of credit, or otherwise extend any additional credit under the JPMorgan credit facility, releases the liens granted by us and our designated subsidiary borrowers and transfers the collateral to the collateral agent under the ING credit facility in exchange for a letter of credit issued pursuant to the ING credit facility in a stated principal amount equal to 102% of the letters of credit outstanding under the JPMorgan credit facility. Furthermore, the Fourth Amendment reduces certain fees payable under the JPMorgan credit facility and permanently removes most of the covenants contained in the JPMorgan credit facility, including the covenants mandating a maximum leverage ratio, a minimum consolidated net worth, restrictions against the incurrence of additional indebtedness, liens, dividends and other restricted payments, and the requirement that we maintain certain insurance ratings.

Uses of cash and liquidity

As of December 31, 2006, we had cash and cash equivalents and investments of approximately $948.2 million. We estimate that our cash and cash equivalents and investment balances include approximately $273.6 million that is pledged as collateral for letters of credit, approximately $200.8 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $189.6 million that is held by Lloyd’s to support our underwriting activities, $39.3 million held in trust funds that are related to our deposit liabilities and $29.9 million that is on deposit with, or has been pledged to, U.S. state insurance departments. Within our corporate structure, some of our subsidiaries also owe and are owed amounts to and from each other. For example, at December 31, 2006 Quanta Holdings owed approximately $43.0 million to Quanta Bermuda.

After giving effect to assets pledged or placed in trust, we estimate that we have net unrestricted investments of $215.0 million, including net cash of approximately $32.9 million. Of the $215.0 million, approximately $204.9 million represents net unrestricted investments held by our operating subsidiaries of which approximately $21.4 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Bermuda, hold approximately $161.5 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements and may require the settlements of any applicable intercompany debts. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating action. Some of these insurance and reinsurance contracts also required us to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. As of December 31, 2006, we had cash and cash equivalent and investment balances of approximately $215.0 million that were available to post as security or place in trust.

In the near term, our other principal cash requirements are expected to be losses and loss adjustment expenses and other policy holder benefits, including those related to policy cancellations and commutations, brokerage and commissions in our Lloyd’s business, expenses to implement our run-off plans, including legal, professional, severance and incentive payments, other operating expenses, premiums ceded, capital expenditures, the servicing of borrowing arrangements and taxes. We may also be required or choose to place capital in our operating subsidiaries. Following our restructured investment in Syndicate 4000 we are committed to provide up to 90% of the syndicate’s capital requirements for the 2007, 2008 and 2009 underwriting years of account. Although this capital requirement is capped at the amount of our actual funds at Lloyd’s in place on the date Lloyd’s finalizes the capital requirements of Syndicate 4000 for each underwriting year, we may in certain circumstances be required to place additional funds at Lloyd’s prior to these dates.

Any dividend payments on our series A preferred shares are payable by our holding company, Quanta Holdings. Quanta Holdings is dependent on dividends and other payments from its operating subsidiaries to satisfy these obligations and the obligations under our trust preferred securities. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we have incurred substantial costs, including severance payments, in connection with the implementation of any changes based on such decision. This decision also involves significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. During the year ended December 31, 2006, we have incurred severance charges of $14.3 million. Additionally, we have entered into agreements with James J. Ritchie, Peter D. Johnson and Jonathan J.R. Dodd, and a number of other key employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these agreements, our cash requirements would include payments in an aggregate amount of up to approximately $9.6 million to all such employees. Of this amount, $3.7 million has been recognized within our severance charges of $14.3 million.

We expect that our cash requirements for the payment of claims will be significant in future periods as we receive and settle claims, including those relating to the claims for the hurricanes that occurred in 2005.

We incurred capital expenditures of $0.2 million during the year ended December 31, 2006. As we continue to manage the run-off of our specialty insurance and reinsurance business other than our Lloyd’s business, we are unable to quantify the amounts of future capital expenditures we may have to incur.

While insurance regulation differs by location, each jurisdiction requires that minimum levels of capital be maintained in order to write new insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection from adequately rated retrocessionaires on terms that are acceptable to us. These regulatory requirements restrict the amount of capital we are able to distribute to Quanta Holdings and other insurance subsidiaries. For further discussion, see ‘‘—Adequacy of Regulatory and Rating Capital.’’ Substantially all of our capital has been distributed among our subsidiaries based on our assessment of the levels of capital that we believed were prudent to support the levels of expected business we had at the time, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Dividends and Redemptions

Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends. Further, our ability to pay dividends, is subject to regulatory and contractual constraints, including the terms of the ING credit facility that prohibits us from repurchasing series A preferred shares without the consent of our lenders.

We will work with applicable regulatory authorities to facilitate dividends or capital return from our subsidiaries to Quanta Holdings. We anticipate that, in all cases, the paying of dividends or capital return to Quanta Holdings will require regulatory approval. Working with these regulators will take a long period of time and requires the Company to meet many conditions. The ING credit facility, as well as any future credit agreements or other agreements relating to our indebtedness, also contains provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances.

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

For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see ‘‘Item 1A.—Risk Factors—Risks Related to the Runoff and to Syndicate 4000—Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares, return capital make payments on our indebtedness and other liabilities and our ability to redeem our series A preferred shares.’’ See also note 20 to our consolidated financial statements. For a discussion of certain additional limitations on our ability to pay dividends on our common shares relating to certain preferential rights associated with the Company’s series A preferred shares, see ‘‘Item 1A.—Risk Factors—Risks Related to our Securities—Our series A preferred shares have rights, preferences and privileges senior to those of holders of our common shares and the holders of our series A preferred shares might exercise their right to appoint two directors to our board of directors which might result in decisions that prejudice the economic interests of the holders of our common shares in favor of the holders of our series A preferred shares.’’

Commitments

We have contractual obligations relating to our reserves for losses and loss expenses and commitments under the trust preferred securities, preferred shares and non-cancelable operating leases for property and office equipment described above under ‘‘Liquidity’’ as of December 31, 2006 as follows:

	Payments due by period
	($ in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Reserve for losses and loss expenses	$623,618	$229,487	$182,516	$104,517	$107,098
Interest on long-term debt obligations (1)	165,109	5,582	11,163	11,163	137,201
Long-term debt obligations	61,857	—	—	—	61,857
Operating lease obligations	4,816	1,323	1,566	1,372	555
Total	$855,400	$236,392	$195,245	$117,052	$306,711

(1)	The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at December 31, 2006 on the facility.

Our reserve for losses and loss expenses consists of case reserves and IBNR. In assessing the adequacy of these reserves, it must be noted that the actual costs of settling claims is uncertain as it depends upon future events. Many of these events will be out of our control and could potentially affect the ultimate liability and timing of any potential payment. There is necessarily a range of possible outcomes and the eventual outcome will certainly differ from the projections currently made. This uncertainty is heightened by the short time in which we have operated, thereby providing limited

Company-specific claims loss emergence patterns. Consequently, we must use industry benchmarks, on a line by line basis, in deriving IBNR which, despite management’s and our independent actuary’s care in selecting them, will differ from actual experience.

Similarly, we have limited loss payout pattern information specific to our experience, therefore we have used industry data, on a line by line basis, to estimate our expected payments. Consequently, despite management’s care in selecting them, the actual payment of our reserve for losses and loss expenses will differ from estimated payouts.

Off-Balance Sheet Arrangements

Other than as described under ‘‘Liquidity’’ related to our trust preferred securities offerings through the Quanta Trust I and Quanta Trust II (together ‘‘Quanta Trust I and II’’), as of December 31, 2006, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuer of the trust preferred securities and a variable interest entity, since we are not the primary beneficiary of Quanta Trust I or II. As of December 31, 2006, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. The net proceeds of $58.4 million from the sale of the Debentures to Quanta Trust I and II were used for working capital purposes and our business. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under ‘‘Commitments.’’ The Debentures are redeemable at the Company’s option at par beginning March 15, 2010.

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

As described under ‘‘Liquidity’’ above we entered into the ING credit facility providing for the issuance of letters of credit for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of December 31, 2006, we had approximately $235.4 million of secured letters of credit issued and outstanding. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedent companies that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of December 31, 2006, we have approximately $273.6 million that was pledged as collateral for letters of credit, approximately $200.8 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $189.6 million that is held by Lloyd’s to support our underwriting activities, $39.3 million held in trust funds that are related to our deposit liabilities and $29.9 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. We currently have net cash and cash equivalent balances of approximately $32.9 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of our consolidated financial statements.

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make certain judgments, estimates and assumptions in the application of accounting policies used to determine inherently subjective amounts reported in the consolidated financial statements. The use of different assumptions and estimates could produce materially different estimates of the reported amounts. In addition, if actual events differ materially from management’s assumptions used in applying the relevant accounting policy, there could be a material adverse effect on our results of operations and financial condition and liquidity.

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

Reinsurance premiums written on certain types of contracts, notably treaty quota share contracts, may not be known definitively on the inception date of the contract and therefore include estimates of premiums written. These estimates are based on data provided by the ceding companies or brokers, our underwriters’ judgment and underlying economic conditions. A key assumption used in our estimates of reinsurance premiums written is the estimate of the amount of the ceding companies’ underlying subject premium written, and in some cases, earned during any reporting period. Our estimates of written premiums are re-evaluated over the term of the contract period as underwriting information becomes available and as actual premiums are reported by the ceding companies or brokers. For certain excess of loss reinsurance contracts we record the minimum premium, as defined in the contract, as our estimated premium written at inception of the contract. Subsequent changes to our premium estimates are recorded as adjustments to premiums written and premiums receivable in the period in which they become known and could be material. Adjustments may significantly impact net income, our financial position and liquidity in the period in which they are determined, particularly when the subject contract is fully or substantially expired resulting in the premium adjustment being fully or substantially earned. At December 31, 2006 our premiums receivable included approximately $12.3 million of estimated reinsurance premiums receivable.

Some of our written and ceded contracts include retrospective rating provisions, including profit commissions, no claims bonuses and reinstatement premiums that adjust estimated premiums or acquisition expenses based upon experience and underwriting results. Profit commissions are expenses that vary with and are directly related to acquiring new and renewal insurance and reinsurance business. Profit commission accruals are recorded in acquisition costs and are adjusted at the end of each reporting period based on the experience of the underlying contract. No claims bonuses are accrued as a reduction of earned premiums and are adjusted at the end of each reporting period based on the experience of the underlying contract. We also write certain structured insurance and reinsurance contracts as risk management solutions that cannot otherwise be provided by traditional contracts. Typically, we assume a measured amount of risk in exchange for a premium, a specified portion of which may be returnable to the insured based on the level of loss experience or underwriting profitability. Adjustments related to retrospective rating provisions that adjust estimated premiums or acquisition expenses are recognized over the remaining contract periods in accordance with the underlying contract terms based on current experience under the contracts.

Certain of our written and ceded reinsurance contracts contain provisions that require us to receive or pay additional premiums in the event that losses of a certain magnitude are incurred or ceded under such contracts. These additional premiums are known as reinstatement premiums that typically reinstate coverage limits under pre-defined contract terms. Terms principally include a pro-rata amount of the original contract premium relative to the proportion of the contractual limit exhausted by the associated loss, without respect to time remaining in the term of the original limit, that is, the amount due is 100% as to time and pro-rata as to amount. Since these reinstatement premiums are triggered and are mandatorily due upon the occurrence of incurred or ceded losses, they are written or ceded and earned or expensed at the time the associated loss event occurs. The original contract premium is earned over the remaining exposure period of the contract. During the year ended December 31, 2005, we wrote and earned $9.8 million of reinstatement premiums written and expensed $13.9 million of reinstatement premiums ceded associated with the occurrence of the 2005 hurricanes. During 2006, these estimates were adjusted to $11.4 million and $13.1 million as losses developed under those contracts that contained reinstatement provisions.

Retrospective rating adjustments are necessarily based on underwriting results that include certain estimates relating to premiums and losses, and are therefore subject to adjustment as underwriting experience develops especially in the case of reinstatement premiums. The primary factor that could change our estimate of reinstatement premiums written and ceded is our best estimate of ultimate losses incurred.

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

In the normal course of our operations, we may have entered into certain contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’) for financial reporting purposes either due to insufficient underwriting risk or insufficient timing risk that do not provide indemnification for insurance accounting under SFAS

No. 60, ‘‘Accounting and Reporting by Insurance Enterprises’’ (‘‘SFAS 60’’). For these contracts we follow the deposit method of accounting as prescribed in American Institute of Certified Public Accountants, known as the AICPA, Statement of Position 98-7, ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ (‘‘SOP 98-7’’). The deposit method of accounting requires that the premium we receive or pay, less any explicitly defined margins or fees retained or paid, are accounted for as deposit asset or deposit liabilities on our consolidated balance sheet. Explicitly defined fees retained or paid are deferred and recognized in other income in our consolidated statement of operations and comprehensive (loss) income according to the nature of the product or service provided.

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

Non-traditional contracts

We wrote non-traditional contracts of insurance and reinsurance that were deemed not to meet risk transfer criteria and accordingly we have accounted for these transactions as deposits held on behalf of clients. During the years ended December 31, 2006 and 2005, we recognized in other income $3.5 million and $2.5 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. If these contracts were deemed to transfer risk, gross premium relating to these contracts would total approximately $87.2 million and $110.7 million in the years ended December 31, 2006 and 2005.

Of the $3.5 million and $2.5 million, $0.6 million and $0.7 million of other income related to non-traditional contracts recognized during the years ended December 31, 2006 and 2005 relate to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company that meets our definition of a non-traditional contract. As of December 31, 2006 and 2005, we have provided approximately $10.8 million (unaudited) and $13.1 million (unaudited) of statutory surplus relief to the U.S. insurance company under this contract. In the fourth quarter of 2004, under this contract we entered into an arrangement with a client and assumed, through novation agreements, several life reinsurance contracts it had made. The client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for our assumption of the contracts we received a fee. The arrangement, among other things, provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts we assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. We believe that the client is economically incentivized to exercise the recapture provision in the future, as the amount of expected profit on the underlying life reinsurance contracts emerges over time.

We believe the arrangement, including the client’s option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. Although we believe the client will exercise the recapture, it is not assured that this will be the case. If the client does not recapture the underlying insurance contracts in the future, we may be viewed as having had the risks described above and, as a result, we could be deemed to have retained life reinsurance risk and, as a result, may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the consolidated statement of operations. If deposit accounting had not been used with respect to this particular arrangement, we would have recognized gross life reinsurance premiums written of approximately $62.6 million and $16.8 million for the years ended December 31, 2006 and 2005. At this time, we believe that the recognition of these premiums written would not have had a material effect on our financial position and results of operations. However, as the underlying life insurance contracts mature the effect on our financial condition and results of operations may become material.

In respect of life reinsurance arrangements written on a coinsurance basis, where investment assets have been transferred to us, such assets have been recorded within our trading investment portfolio and are separately presented as Investments related to deposit liabilities in the consolidated balance sheet. A deposit liability has been recorded in the consolidated balance sheet in accordance with SFAS 97 ‘‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments’’ for non-risk investment contracts as an interest bearing instrument using the effective yield method. The investments related to the deposit liability are held in trust funds and are pledged to the ceding companies.

In respect of the life reinsurance arrangements written on a modified coinsurance basis, the ceding company’s net statutory reserves and assets are withheld and remain legally owned by the ceding company. These modified coinsurance contracts represent ‘‘non-cash’’ financial reinsurance transactions, whereby, in accordance with the contract terms, there are no net cash flows at inception of contracts, nor are there expected to be net cash flows through the life of the contracts, other than our explicitly defined fees. Notional contract assets and liabilities contemplated by the contract terms are offset in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 39 (‘‘FIN 39’’) ‘‘Offsetting of Amounts Related to Certain Contracts’’ and as such we do not present such assets or deposit liabilities in its consolidated balance sheet.

Certain of our coinsurance and modified coinsurance agreements may contain provisions that qualify as embedded derivatives under Derivatives Implementation Group Issue No. B36 ‘‘Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments’’ (‘‘DIG Issue B36’’) The value of embedded derivatives in these contracts is currently considered immaterial. We monitor the performance of these treaties on a quarterly basis. Significant adverse performance or changes in our expectations of future cashflows on these treaties could result in losses associated with the embedded derivative.

Of the $3.5 million and $2.5 million, $0.6 million and $0.2 million of other income recognized during the years ended December 31, 2006 and 2005 relate to explicitly defined margins on one short duration contract written by our specialty reinsurance segment that does not meet the risk transfer provisions of SFAS 113. This contract was written on a funds withheld basis, such that the deposit liability of $21.3 million and $21.7 million recorded is equal to a funds withheld asset according to the contract terms. In accordance with FIN 39, the funds withheld asset and the deposit liability have been offset in the consolidated balance sheet.

The remaining $2.3 million and $1.6 million of other income derived from non-traditional contracts recognized during the years ended December 31, 2006 and 2005 relates to revenues earned from five and five reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, we do not believe we are exposed to a reasonable possibility of significant loss. Included in the remaining $2.3 million and $1.6 million of other income are $1.7 million and $1.1 million related to one surplus relief life reinsurance agreement. Underlying treaties attach to this contract on a coinsurance basis. As of December 31, 2006 and 2005, we have provided approximately $30.1 million (unaudited) and $33.2 million (unaudited) of statutory surplus relief to a U.S. insurance company under this contract.

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

As of December 31, 2006, our reinsurance recoverables recorded in the consolidated balance sheet were $221.2 million, of which approximately 26%, 12% and 11% were due from three reinsurers of which one was rated ‘‘A+’’ and two were rated ‘‘A’’ by A.M. Best.

Deferred Tax Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized from future anticipated taxable income.

As of December 31, 2006, our net deferred tax assets were $49.1 million against which we provided a 100% valuation allowance on the basis that, given our limited operating history, the realization of deferred tax assets from our anticipated future taxable income is neither assured nor accurately determinable. If we subsequently assess that the valuation allowance, or any portion thereof, is no longer required an income tax benefit will be recorded in net income in the period in which such assessment is made.

Investments

Our publicly traded and non-publicly traded fixed maturity, short-term investments and equity securities that are classified as available-for-sale are recorded at estimated fair value with the difference between cost or amortized cost and fair value, net of the effect of taxes, included as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheet to the extent that unrealized losses are considered temporary. Our publicly traded and non-publicly traded fixed maturity and short-term investments that are classified as trading are recorded at estimated fair value with the change in fair value included in net realized gains on investments in the consolidated statement of operations and comprehensive (loss) income.

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

In accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ we periodically review our investments to determine whether an impairment, being a decline in fair value of a security below its amortized cost, is other than temporary. If such a decline is classified as other than temporary, we would write down, to fair value, the impaired security resulting in a new cost basis of the security and the amount of the write-down would be charged to the statement of operations and comprehensive (loss) income as a realized loss. The new cost basis would not be changed for subsequent recoveries in fair value. Some of the factors that we consider in determining whether an impairment is other than temporary include (1) the amount of the impairment, (2) the period of time for which the fair value has been below the amortized cost, (3) specific reasons or market conditions which could affect the security, including the financial condition of the issuer and relevant industry conditions or rating agency actions, and (4) our ability and intent to hold the security for sufficient time to allow for possible recovery.

Investments are recorded on a trade date basis. Our net investment income is recognized when earned and consists primarily of interest, the accrual of discount or amortization of premium on fixed maturity securities and dividends, and is net of investment management and custody expenses. Gains and losses realized on the sale of investments are determined on the first-in, first-out basis.

Capitalization of Software Costs

We capitalize software costs when the preliminary project stage is completed and management commits to fund the software project which it deems probable will be completed and used to perform the intended function. This policy is in accordance with AICPA Statement of Position 98-1 ‘‘Accounting for the costs of computer software developed or obtained for internal use’’ (‘‘SOP 98-1’’). Software costs that are capitalized include only external direct costs of materials and services consumed in developing, or obtained for internal use computer software.

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

Reserve for Losses and Loss Expenses

As an insurance and reinsurance company we are required, under U.S. GAAP and applicable insurance regulations, to establish reserves for losses and loss expenses for estimates of future amounts to be paid in settlement of our ultimate liabilities for claims arising under the terms of written insurance and reinsurance policies that have occurred at or before the balance sheet date. Under U.S. GAAP, we are only permitted to establish loss and loss expense reserves for actual losses that have occurred before the balance sheet date. We do not record contingency reserves for expected future loss occurrences, nor do we discount our reserves for losses and loss expenses to be paid in the future.

We believe that the estimation of future ultimate loss liabilities is the most significant judgment made by management and is inherently subject to significant accounting uncertainties. These uncertainties are driven by many variables that are difficult to quantify and include:

•	the period of time between the occurrence of an insured loss and actual settlement, known as the ‘‘tail’’ of the loss,

•	the proximity of loss occurrences to the period end limiting the amount of available loss information from our clients,

•	the type of policies which insure losses, for example losses insured under contracts of reinsurance rely primarily on loss data and reports from other insurers or reinsurers and not directly with underlying insureds who have suffered the loss,

•	the availability of complete historical data on which to base loss expectations,

•	the selection of appropriate reserving methodologies and data variables used in those methodologies,

•	fluctuations in inflation, prevailing economic, social and judicial trends,

•	legislative changes,

•	internal and third-party claims handling procedures, and

•	our own historical claim experiences because of our limited operating history.

A significant uncertainty in our estimation of loss and loss expense reserves involves our estimates of catastrophe losses. In reserving for catastrophe losses, our estimates are influenced by underwriting information provided by our clients, industry catastrophe models, industry loss estimates and our internal analyses of this information. Reliance on this information can cause significant development from initial loss estimates in the immediate wake of a catastrophe event due to the limited information available and the volatility in that information. This process can cause our ultimate estimates to differ significantly from initial projections. The hurricanes that occurred during the third quarter of 2005 present an example of the uncertainty and potential variability associated with reserving for catastrophe losses. As of September 30, 2005, we initially based our reserves to a significant degree on our knowledge about the industry loss estimates of the total loss and we also considered what we believed to be similar historical events such as the 2004 hurricanes. We used this information and data in conjunction with a review of the majority of the underlying affected contracts in assessing initial loss and loss expense reserves. At September 30, 2005, our initial estimated ultimate net loss and loss expense was approximately $68.5 million, net of reinstatement premiums. As of December 31, 2006 our updated estimate of ultimate net loss and loss expenses is approximately $90.0 million, which represents a 31% increase over the fifteen month period following September 30, 2005. We believe that industry loss estimates published during October and November 2005 totaled approximately $45.0 billion, excluding costs associated with marine offshore energy claims. By December 31, 2006 we believe that these estimates had increased by 26% to $56.7 billion. Given that our catastrophe exposed business has been a very small proportion of the total market, we do not expect that changes in our loss estimates will be closely correlated to changes in industry loss estimates.

We have a system of controls in place that assists us in our loss estimation process and the evaluation of the completeness of the data received from our clients and others. These controls include the use of employed actuaries who are experienced in the lines of business we have underwritten, the requirement to obtain up to date information from our clients or brokers, the use of several actuarial methodologies to calculate estimated losses in each of our product lines, the use of industry data for large or well-known losses, the right to perform claims audits of our clients and the requirement that our underwriters or loss adjusters contact our clients and brokers directly if he or she did not expect a loss of certain magnitude. We have established a large loss committee that is tasked with the review of all claims in excess of a certain amount and we also require that certain claims must be approved by a member of senior management to validate the reported loss and case reserve. In addition, our loss and loss expense estimates, data and reserving assumptions are reviewed annually by an independent recognized actuarial firm.

The estimation of unpaid loss liabilities is also affected by the type or structure of the policies we have written. In the case of our direct insurance business we often assume risks for which we believe claims experience tends to be frequency driven. As a result, historical loss development data may be available and traditional actuarial methods of loss estimation may be used. Conversely, the available amount of relevant loss experience that we can use to quantify the emergence, severity and payout characteristics of the loss liabilities is limited for policies that are written with the expectation that potential losses will be characterized by lower frequency but higher severity claims, such as contracts written that are exposed to natural catastrophes or other significant sudden and accidental events. As a result, incurred losses are inherently more volatile in our product lines exposed to these types of losses, such as property and marine reinsurance.

The estimation of unpaid loss liabilities will also vary in subjectivity depending on the tail of incurred losses which we typically analyze between short-tail and long-tail businesses. Short-tail business describes lines of business for which losses become known and paid in a relatively short period time after the loss actually occurs. Typically, there will be less variability caused by the tail in the ultimate amount of losses from claims incurred in the short-tail lines that we have written such as technical risk property, property, marine and aviation. Long-tail business describes lines of business for which actual losses may not be known for some time or for which the actual amount of loss may take a significantly longer period of time to emerge or develop. Our casualty, professional and environmental lines of business are generally considered longer tail in nature. Because loss emergence and settlement periods can be many years in duration, these lines of business are more likely to have significant variability in the estimates of their loss and loss expense reserves.

We establish loss and loss expense reserves (to cover expenses related to settling claims, including legal and other fees) to provide for the ultimate cost of settlement and administration of claims for incurred losses. Our loss and loss expense reserves fall into two categories: reserves for unpaid reported losses and for losses incurred but not reported, or IBNR, claims. Reported claim reserves are based initially on claim reports received from insureds, brokers or ceding companies. In certain but infrequent instances, such as the receipt of inconsistent, incorrect or inadequate supporting documentation, we may supplement the reported loss with additional ultimate settlement costs assessed by our claims professionals.

IBNR reserves are calculated using a variety of generally accepted statistical and actuarial techniques developed in the insurance industry. In applying these techniques, we rely on the most recent information available, including pricing information, industry data and on our historical loss and loss expense experience. Where our historical loss information is limited, we increase our reliance on individual pricing analyses and industry loss information to guide our estimates. We may also utilize commercially available computer models to evaluate future trends and to estimate ultimate claim costs. From time to time we engage independent external actuarial specialists to review our estimates of loss and loss expense reserves and our reserving methods. Even though our reserving techniques are actuarially sound, there may still be significant subsequent adjustments to loss and loss expense reserves due to the nature of our business and the risks written.

In general, the industry-accepted IBNR reserving techniques involve the extrapolation of historical or reported loss data to estimate ultimate loss and loss expense reserves. We generally apply several reserving methodologies in estimating loss and loss expense reserves in each of our product lines. We typically select the highest reserve estimate generated by each of the methodologies used for each accident year (or period of loss occurrence) and in making that selection we also consider the ‘‘maturity’’ of the accident period. The maturity of the accident period depends upon the nature and tail of the product line being considered. If the accident period is considered mature we are more likely to select the actuarial method that places reliance on our own historical reported loss experience compared to an immature accident period where we are more likely to select a method based on initial expected losses with limited consideration to actual historical loss development. We believe that accident periods in our short-tail product lines become mature after six to twelve months. We believe our long-tail product line accident periods mature, for reserving selection purposes, between eighteen months and three years.

As of December 31, 2006 the primary reserving method we used to estimate the ultimate cost of losses for our specialty reinsurance run-off lines and our professional, environmental, fidelity and technical risk property specialty insurance run-off business lines was the Bornhuetter-Ferguson actuarial method for mature accident periods. The Bornhuetter-Ferguson actuarial method utilizes the expected loss (initial expected loss and loss expense ratio multiplied by earned premium) multiplied by loss development factors derived by our internal actuaries from our own actual loss and loss expense experience in each product line and also from industry statistics. As accident periods mature we place more reliance on the Bornhuetter-Ferguson method for which we use both historical paid and historical reported data.

The primary reserving method we used to estimate the ultimate cost of losses for our other immature accident years in our specialty insurance run-off business lines and in our Lloyd’s buinesses was an expected loss ratio methodology whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and deducts any paid losses and loss expenses to arrive at estimated losses and loss expense reserves. This method is commonly applied when there is insufficient historical loss development experience available.

Our loss development factors and expected loss ratios are monitored regularly and updated as appropriate but at least once a year. Key assumptions materially affect our estimates for reserves for losses and loss expenses. Our initial expected loss and loss expense ratios for our specialty reinsurance run-off business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. Our initial expected losses and loss expense ratios selected for our specialty insurance run-off lines are based on benchmarks derived by our underwriters and actuaries during the initial pricing of the business and from comparable market information. Our expected loss ratios are periodically adjusted for any information provided by our clients, rating increases and changes in terms and conditions that have been observed in the market. Loss development factors are developed from our annual analysis of our historical loss development patterns by line of business and from available industry data. These key assumptions did not materially change between December 31, 2005 and December 31, 2006. In the fourth quarter of 2006 we transitioned our loss selection method from the expected loss ratio method to the Bornhuetter-Ferguson method for the maturing accident periods in 2004 and 2005 in our professional insurance product line. This resulted in our loss ratio selection decreasing from approximately 68% to 62% for these accident periods as a result of favorable historical loss experience. This had the effect of reducing our net loss reserves by approximately $3.5 million in the fourth quarter of 2006.

We believe that our assumptions represent a realistic and appropriate basis for currently estimating our loss and loss expense reserves. However, given our limited operating history, we believe that our estimates of loss and loss expense reserves may be subject to significant volatility and as our own loss experience begins to develop, we may expand our reserving analyses to include other commonly used methods. These reserving methods may lead to reserve estimates that are more volatile than those based upon a long, consistent history of our own reported loss experience.

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

At December, 31, 2006 approximately 83.2%, or $ 334.9 million of our loss and loss expense reserves, net of reinsurance are based on estimates of incurred but not yet reported losses and as such we believe remain subject to significant volatility.

As of December 31, 2006, a 10% change in our reserves for loss and loss expenses, net of losses and loss adjustment expenses recoverable, of $402.4 million would equate to a $40.2 million change in our reserves for loss and loss expenses, which would represent 64.0% of our net loss for the year ended December 31, 2006 and 12.3% of our shareholders’ equity as of December 31, 2006.

Environmental Remediation Liabilities Assumed

In our technical services segment we assume environmental liabilities in exchange for remediation fees and contracts to perform the required remediation in accordance with the underlying remediation agreements. We estimate our initial and ongoing ultimate liabilities for such environmental remediation obligations using actual experience, past experience with similar remediation projects, technical engineering examinations of the contaminated sites and state, local and federal guidelines. However, we cannot assure you that actual remediation costs will not significantly differ from our estimated amounts. We continually review our estimates for ultimate remediation costs taking into account all currently known information and updated assumptions related to unknown information. Any adjustments to previously established liabilities, resulting from a change in our estimates, may significantly impact our current period operating results. As of December 31, 2006, we had assumed two environmental remediation projects for which we have recorded an estimated liability of $3.3 million.

When we receive consideration for the assumption of a remediation liability that is in excess of our estimate of the related environmental remediation liability, we initially defer the excess amount and record it in deferred income on the consolidated balance sheet. This deferred remediation revenue is recognized in earnings over the anticipated remediation period using the cost recovery or percentage-of-completion method that is based on the ratio of remediation expenses actually incurred and paid to total anticipated remediation costs. As of December 31, 2006, we had deferred approximately $0.2 million of remediation revenue that was included in deferred income.

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

Other Accounts Receivable

The majority of our other accounts receivable balances comprise amounts due under technical services arrangements with customers. We establish bad debt allowances, or valuation reserves, based on specific identification of likely losses of accounts with individual customers. We periodically re-evaluate these valuation reserve estimates, if any, and adjust them as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause these valuation reserves to be revised include changes in our clients’ financial standing such as liquidity and credit quality, and other factors that negatively impact our clients’ ability to pay their obligations as they become due.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ‘‘Share-based payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supersedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations (‘‘APB 25’’). Generally, the approach in SFAS 123(R) is similar to SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and, accordingly, SFAS 123(R) does not allow pro forma disclosure as an alternative to financial statement recognition. SFAS 123(R) is effective for the beginning of the first annual period beginning after September 15, 2005.

Prior to January 1, 2006, we accounted for the Incentive Plan under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006, is $0.4 million higher than if it had continued to account for share-based compensation under APB 25.

Derivative Instruments and Hedging Activities

We engage in certain derivative related activities and have adopted SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and SFAS 149, ‘‘Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.’’

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

Incentive Plans

During the year ended December 31, 2004, we adopted an Annual Variable Cash Compensation Plan (the ‘‘Annual Variable Cash Incentive Plan’’) which was generally available to employees in 2004 and 2005. Awards paid under this plan were dependent on performance measured at an individual and line of business level for the years ended December 31, 2004 and 2005. In general, the Annual Variable Cash Incentive Plan provided for an annual bonus award to employees that was based on a sharing of profit in excess of a minimum return on capital to shareholders (as calculated under the Annual Variable Cash Incentive Plan). Profit for each calendar year was measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and, up until December 31, 2006, was re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards for 2004 and 2005 have now fully vested and any remaining unpaid amounts are scheduled to be paid no later than March 31, 2007.

Following our determination to engage in a self-managed run-off, employees will generally receive a bonus for the year ended December 31, 2006 based on individual performance that is comprised of a guaranteed and variable element. Awards are expected to be paid out in one installment to employees who remain employed on the date of the payment.

We recognize expenses related to Annual Variable Cash Incentive Plan awards by applying the graded vesting method as prescribed by Financial Accounting Standards Board Interpretation No. 28 ‘‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans’’ (‘‘FIN 28’’). We continually review and adjust our provisions for Annual Variable Cash Incentive Plan awards and other bonus awards taking into account known information and updated assumptions related to unknown information. Award provisions are necessarily an estimate and amounts established in prior periods are adjusted in our current results of operations as new information becomes available to us. Any adjustments we make to previously established provisions or the establishment of new provisions may significantly impact our current period results and net income.

Recent Accounting Pronouncements

See Note 2(w) to the consolidated financial statements which are included in ‘‘Item 8.—Financial Statements and Supplementary Data’’ for a discussion of recent accounting pronouncements.

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

Derivative Valuation Risk

Our derivative policy permits the use of derivatives to manage our portfolio’s duration, yield curve, currency exposure, credit exposure, exposure to volatility and to take advantage of inefficiencies in derivatives markets. We may also enter into derivative transactions (1) to hedge capital market risks that may be present in our contracts of insurance or reinsurance and (2) as replication transactions which we define as a set of derivative, insurance and/or securities transactions that, when combined, produce the equivalent economic result of an investment security or insurance or reinsurance contract that meets our investment or underwriting guidelines.

We utilize derivative instruments only when we believe the terms and structure of the contracts are thoroughly understood and its total return profile and risk characteristics can be fully analyzed. Also, any single derivative or group of derivatives in the aggregate cannot create risk characteristics that are inconsistent with our overall risk profile and investment portfolio guidelines.

As of December 31, 2006 we did not hold any derivative instruments.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of December 31, 2006, our investment portfolio included $16.5 million, or 1.9%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased on behalf of Syndicate 4,000, these securities were all rated AAA. At December 31, 2006, we did not hold any foreign currency forward contracts relating to foreign currency denominated investments.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of December 31, 2006, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, of approximately $948.2 million would have been an estimated decrease in market value of approximately $19.0 million, or 2.1%.

As of December 31, 2006, our investment portfolio included AAA rated assets and mortgage-backed securities with a market value of $249.0 million, or 29.4%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody’s Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA– and that no more than 5% of our investment portfolio’s market value shall be invested in securities rated below BBB-/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of December 31, 2006, the average credit quality of our investment portfolio was AA+, and 99.6% of fixed income securities held were investment grade.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of December 31, 2006, our loss and loss adjustment expenses recoverable from reinsurers balance was $221.2 million, of which $28.0 million had been submitted to our reinsurers for payment including $17.9 million that was due on December

31, 2006. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers’ financial strength ratings and obtain letters of credit to collateralize balances due.

We are also exposed to credit risk relating to our premiums receivable balance. As of December 31, 2006, our premiums receivable balance was $34.6 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 15, 2006, PricewaterhouseCoopers LLP (‘‘PwC’’) resigned as the independent registered public accounting firm of Quanta Holdings.

The reports of PwC on our consolidated financial statements for the years ended December 31, 2005 and 2004, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2005 and 2004 and through August 15, 2006, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the financial statements for such years.

During the years ended December 31, 2005 and 2004, and through August 15, 2006, there have been no ‘‘reportable events’’, as such term is defined in Section 304(a)(1)(v) of the Securities and Exchange Commission (‘‘SEC’’) Regulation S-K, except that our management has concluded that, based on its assessment of internal controls as of December 31, 2005, our internal controls over financial reporting were not effective as follows:

•	We did not maintain a sufficient complement of personnel within our U.S. accounting function with appropriate experience and training commensurate with our financial reporting requirements. Specifically, certain financial reporting positions were not staffed with individuals possessing the appropriate experience and training to meet their responsibilities. In addition, these individuals were not in their positions for an adequate period of time. This control deficiency contributed to the material weaknesses described in the immediately following two paragraphs. Additionally, this control deficiency could result in a misstatement of significant accounts or disclosures, including those described below, that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	We did not maintain effective controls over the accuracy and completeness of, and access to, certain spreadsheets used in the Company’s financial reporting process. The spreadsheets used in the financial reporting process are complex and require the manual input of data and formulas used in calculations. These spreadsheets are utilized to accumulate or calculate certain gross and ceded revenue, losses, expenses, and asset and liability balances for transactions processed by our key program manager. Specifically, effective controls were not designed and in place to monitor and ensure spreadsheet formula logic and input data were adequately reviewed, tested and analyzed to ensure the accuracy and completeness of spreadsheet calculations. In addition, effective controls were not designed and in place to prevent or detect unauthorized access to and modification of the data or formulas contained within the spreadsheets. This control deficiency resulted in an audit adjustment to our 2005 consolidated financial statements to correct commission expense and the related accrual. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	We did not maintain effective controls over the completion of reconciliations and analyses for gross and ceded premiums, losses, other expenses, and the related balance sheet accounts for our U.S. processed transactions. Specifically, effective controls were not designed and in place to ensure the reconciliation of (i) gross written premiums and losses reported by our program manager to the underlying administration systems of our program manager; (ii) premium receivables to the general ledger; and (iii) certain cash, underwriting, expense and reported claims data to amounts recorded in the general ledger. This control deficiency did not result in an adjustment to our 2005 consolidated financial statements. However, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	As disclosed in our report on Form 8-K filed with the SEC on May 13, 2005 our management concluded that, subsequent to the period covered by the Form 10-Q for the quarter ended March 31, 2005, our disclosure controls and procedures were ineffective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In connection with our routine monthly closing process for our books at the April 2005 month-end, we discovered a mathematical error in the calculation of policy acquisition expenses used in the reporting of our first quarter 2005 results. This involved an understatement of policy acquisition expenses of $2.0 million in our Form 10-Q for the three months ended March 31, 2005 and an overstatement of deferred policy acquisition costs of the same amount. To address the error discovered as a part of this process, and as announced in our Current Report on Form 8-K filed with the SEC on May 13, 2005, we restated our financial statements for the quarter ended March 31, 2005. We have determined that this mathematical error only affected our financial statements for the quarter ended March 31, 2005 and did not affect any of our financial statements for prior periods.

The material weaknesses described above have been remediated to the extent described in Item 9A—Controls and Procedures below. The Audit Committee discussed these material weaknesses with PwC and has authorized PwC to respond fully to the inquiries of our newly appointed independent registered public accounting firm, Johnson Lambert & Co. LLP, concerning these material weaknesses.

We provided PwC with a copy of this disclosure and requested that PwC furnish a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of PwC’s letter, dated August 15, 2006, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed on August 17, 2006.

On August 15, 2006, we engaged Johnson Lambert & Co. LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2006. Our Audit Committee approved the appointment of Johnson Lambert & Co. LLP.

During the years ended December 31, 2005 and 2004, and through August 15, 2006, we have not consulted with Johnson Lambert & Co. LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us by Johnson Lambert & Co. LLP that we concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of SEC Regulation S-K, or a ‘‘reportable event’’ described in Item 304(a)(1)(v) of SEC Regulation S-K.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, we have carried out an evaluation under the supervision of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our evaluation identified material weaknesses in our internal control over financial reporting as discussed in ‘‘Management’s Report on Internal Control Over Financial Reporting’’ presented below. Deficiencies in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures.

Because of the material weaknesses discussed below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006, to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses discussed below, management believes the financial statements contained in this annual report are fairly presented in all material respects, in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, we made the following changes to our internal controls over financial reporting:

In the fourth quarter of 2006, we remediated our material weakness regarding the spreadsheets we use to accumulate and calculate certain gross and ceded revenues, losses, expenses and asset and liability balances for transactions processed by our key program manager. A new database process, which automates these calculations, was implemented in the third quarter of 2006. The testing was completed in the fourth quarter of 2006. The security of our new database is part of our existing information technology environment. Based on the demonstrated operating effectiveness of this process, management has concluded that this material weakness has been remediated.

Except as described above, there has been no change in our internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting as of December 31, 2006, management identified the following control deficiencies which constitute material weaknesses:

1.	We did not maintain an appropriate complement of technically qualified personnel in certain areas of the accounting function to enable the preparation, on a timely basis, of accurate consolidated financial statements and internal control assessments. Specifically, as a consequence of the Company being placed in run-off, certain key accounting personnel left the Company during the second half of 2006. Their replacements, along with the addition of one senior level manager, were not in place for a sufficient period of time to develop and demonstrate the requisite knowledge of processes and controls. This was exacerbated by the complexities inherent in our manual-intensive accounting process. This control deficiency could result in a misstatement of significant accounts or disclosures which could result in a material misstatement in our consolidated financial statements that would not be prevented or immediately detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. The absence of an appropriate complement of technically qualified personnel in certain areas of the accounting function contributed to the material weakness described in the next paragraph.

2.	With respect to our non-Lloyd’s businesses that were put into run-off during 2006, effective controls were not in place over the timely completion of reconciliations and analyses of significant components of certain assets and liabilities, including premiums receivable and reinsurance balances payable. This control deficiency could result in a misstatement of significant accounts or disclosures which could result in a material misstatement in our consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses described above, management concluded our internal control over financial reporting was not effective as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Johnson Lambert & Co., LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Plan

1.	We hired a Senior Vice President of Finance in mid-December 2006 tasked with assessing critical finance processes, reorganizing the function to improve operating effectiveness, assessing the technical skills of the accounting staff and obtaining the appropriate skill-sets to address deficiencies in either the number or the technical expertise of the accounting staff. We expect to complete these initiatives by June 30, 2007.

2.	We will conduct technical training, starting in the second quarter of 2007, for all of the accounting staff in the areas of insurance accounting, company specific accounting policies and procedures and regulatory reporting. In addition, we will conduct training on assessing and evaluating internal controls specific to our accounting and run-off business operations.

3.	We have begun assessing areas where our accounting operations could benefit from increased automation. We have identified several key areas where the expansion of system solutions implemented in 2006 would assist in streamlining our manual-intensive process. We will complete our assessment, and we intend to develop and implement systems with the objective of significantly improving operating effectiveness by August 31, 2007.

4.	Our new Senior Vice President of Finance is leading an initiative to improve the analyses of our premiums receivable balances and sub-ledgers, unapplied cash and our premium receivable aging reports to enhance our collection efforts. In addition, he plans to establish procedures for monitoring the timely resolution of reconciling items between the receivable sub-ledgers and the general ledger. We expect this initiative to be completed by June 30, 2007.

5.	At the end of the fourth quarter of 2006, we implemented an enhanced reconciliation, analysis and review process to facilitate a detailed analysis of our reinsurance payable balances. We believe this reconciliation, analysis and review process will provide an additional control over completeness, accuracy and valuation of our reinsurance payable balances. This control will be documented and periodically tested starting in the first quarter of 2007.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant and Corporate Governance

Reference is made to the sections entitled ‘‘Executive Officers,’’ ‘‘Election of Directors’’ and ‘‘Audit Committee’’ of the Company’s Proxy Statement for its 2007 Annual General Meeting of Shareholders, which sections are incorporated herein by reference.

Reference is made to the section entitled ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ of the Company’s Proxy Statement for its 2007 Annual General Meeting of Shareholders, which section is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.quantaholdings.com, under the ‘‘Investor Information’’ caption. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business conduct and Ethics by filing a Current Report on Form 8-K with the U.S. Securities and Exchange Commission.

Item 11.    Executive Compensation

Information responsive to Item 11 is incorporated by reference from the sections entitled ‘‘Compensation Disclosure and Analysis’’ and ‘‘Non-Employee Director Compensation’’ of the Company’s Proxy Statement for its 2007 Annual General Meeting of Shareholders, which sections are incorporated herein by reference.

The portion of the incorporated material from the Compensation Committee Report and references to the independence of directors are not deemed to be ‘‘soliciting material’’ or ‘‘filed’’ with the SEC, are not subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, as amended (except to the extent our company specifically incorporates any such information into a document that is filed).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Item 12 is incorporated by reference from the section entitled ‘‘Security Ownership’’ of the Company’s Proxy Statement for its 2007 Annual General Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plan

Our shareholders and our board approved our 2003 long term incentive plan in July 2003. The plan is intended to advance our interests and those of our shareholders by providing a means to attract, retain and motivate employees and directors. The compensation committee of our board of directors administers the plan and makes all decisions with respect to the plan. The compensation committee is composed solely of independent directors. The persons eligible to receive awards under the plan include our directors, officers, employees and consultants and those of our affiliated entities.

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

The compensation committee determines the pricing of awards granted under the plan as of the date the award is granted. The compensation committee determines the vesting schedule of awards granted under the plan. Recipients of awards may exercise awards at any time after they vest and before they expire, except that no awards may be exercised after ten years from the date of grant. Awards are generally not transferable by the recipient during the recipient’s life. Awards granted under the plan are evidenced by either an agreement that is signed by us and the recipient or a confirming memorandum issued by us to the recipient setting forth the terms and conditions of the awards. Award recipients and beneficiaries of award recipients have no right, title or interest in or to any shares subject to any award or to any rights as a shareholder, unless and until shares are actually issued to the recipient.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,009,764(1)	$7.57	8,340,236
Equity compensation plans not approved by security holders	—	—	—
Total	1,009,764	$7.57	8,340,236

(1)	These securities were granted to employees and directors between September 3, 2003 and December 11, 2006. Of the 1,009,764 securities granted, a total of 786,764 are options which have a term of either seven or ten years, vest in equal installments over four years starting on the first anniversary of the grant and range in exercise price from $1.88 to $12.50, 27,219 are performance shares which vest on March 8, 2008 contingent upon attaining an average ROE of 20% per year in the three year period ending on December 31, 2007, 148,915 are restricted stock awards to directors and 46,866 shares were granted to certain directors in lieu of director fees.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Additional information responsive to Item 13 is incorporated by reference from the section entitled ‘‘Certain Transactions’’ of the Company’s Proxy Statement for its 2007 Annual General Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled ‘‘Independent Registered Public Accounting Firm’’ of the Company’s Proxy Statement for its 2007 Annual General Meeting of Shareholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The financial statements and schedules listed in the accompanying index to financial statements and schedules are filed as part of this annual report.

(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

Exhibit Number	Description
3.1	Memorandum of Association of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
4.1	Memorandum of Association of the Company (included as Exhibit 3.1)
4.2	Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)
4.3	Form of Common Share Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)
4.4	Certificate of Designation setting forth the designation, powers, preferences and rights and the qualifications, limitations and restrictions of the Company’s 10.25% Series A Preferred Shares (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)
4.5	Form of Share Certificate evidencing the Company’s 10.25% Series A Preferred Shares (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.1†	Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2005)
10.2†	Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.3†	Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.4†	Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005)
10.5	Placement Agreement, dated December 17, 2004, between Quanta Capital Holdings Ltd., Quanta Capital Statutory Trust I and Cohen Bros. & Company (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.6	Guarantee Agreement, dated December 21, 2004, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K dated December 23, 2004)

Exhibit Number	Description
10.7	Indenture, dated as of December 21, 2004, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, N.A., as trustee (incorporated by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.8	Amended and Restated Declaration of Trust, dated December 21, 2004, among Chase Manhattan Bank UAS, National Association, as institutional trustee; JPMorgan Chase Bank, N.A., as Delaware trustee; Quanta Capital Holdings Ltd., as sponsor; John S. Brittain, Jr. and Kenneth King, as trust administrators; and the holders from time to time of undivided beneficial interests in the assets of the Quanta Capital Statutory Trust I (incorporated by reference from Exhibit 10.04 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.9	Junior Subordinated Debt Security due 2035 issued by Quanta Capital Holdings Ltd., dated December 21, 2004 (incorporated by reference from Exhibit 10.05 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.10	Form of Capital Security Certificate (incorporated by reference from Exhibit 10.06 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.11	Placement Agreement, dated February 22, 2005, between Quanta Capital Holdings Ltd., Quanta Capital Statutory Trust II and Cohen Bros. & Company (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.12	Guarantee Agreement, dated February 24, 2005, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.13	Indenture, dated February 24, 2005, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.14	Amended and Restated Declaration of Trust, dated February 24, 2005, among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as institutional trustee; Quanta Capital Holdings Ltd., as sponsor; John S. Brittain, Jr. and Kenneth King, as trust administrators; and the holders from time to time of undivided beneficial interests in the assets of the Quanta Capital Statutory Trust II (incorporated by reference from Exhibit 10.04 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.15	Junior Subordinated Debt Security due 2035 issued by Quanta Capital Holdings Ltd., dated February 24, 2005 (incorporated by reference from Exhibit 10.05 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.16	Form of Capital Securities Certificate (incorporated by reference from Exhibit 10.06 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.17	Common Securities Certificate dated February 24, 2005 (incorporated by reference from Exhibit 10.07 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.18	Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

Exhibit Number	Description
10.19	Treaty Property Reinsurance Binder dated November 18, 2005, between Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance US Ltd., and Quanta Specialty Lines Insurance Company and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)]
10.20	Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and certain of its subsidiaries (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.21†	Separation Agreement and General Release, effective January 3, 2006, between Quanta Capital Holdings Ltd. and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 9, 2006)
10.22†	Retention Agreement between Quanta Capital Holdings Ltd. and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.23†	Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 31, 2006)
10.24†	Separation Agreement and General Release dated July 25, 2006 between the Company and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.25†	Separation Agreement and General Release dated August 7, 2006 between the Company and Gary G. Wang (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.26†	Letter Agreement dated September 14, 2006 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.27†	Employment Agreement dated September 14, 2006 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.28†	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007)
10.29	Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K dated July 15, 2005)

Exhibit Number	Description
10.30	Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2006).
10.31	Credit Agreement dated October 27, 2006 among the Company, ING Bank N.V., London Branch, Barclays Private Clients International Limited, Comerica Bank, HSH Nordbank AG, London Branch, designated subsidiary borrowers, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2006)
12*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
16	Letter from PricewaterhouseCoopers LLP dated August 15, 2006 (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K dated August 17, 2006)
21*	List of subsidiaries of the Company
23*	Consent of Johnson Lambert & Co. LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Represents a management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2007.

Quanta Capital Holdings Ltd.
By: /s/ Peter D. Johnson
Peter D. Johnson
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter D. Johnson	Chief Executive Officer (Principal Executive Officer)	March 14, 2007

Peter D. Johnson

/s/ Jonathan J.R. Dodd	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2007

Jonathan J.R. Dodd

/s/ James J. Ritchie	Executive Chairman of the Board of Directors	March 12, 2007

James J. Ritchie

/s/ Robert Lippincott III	Deputy Chairman of the Board of Directors	March 13, 2007

Robert Lippincott III

/s/ Susan F. Cabrera	Director	March 12, 2007

Susan F. Cabrera

/s/ William H. Bolinder	Director	March 12, 2007

William H. Bolinder

/s/ Roland C. Baker	Director	March 12, 2007

Roland C. Baker

/s/ Robert B. Shapiro	Director	March 12, 2007

Robert B. Shapiro

/s/ Peter D. Johnson	Authorized Representative in the United States	March 14, 2007

Peter D. Johnson

QUANTA CAPITAL HOLDINGS LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Quanta Capital Holdings Ltd.

We have audited the accompanying consolidated balance sheet of Quanta Capital Holdings Ltd. (the ‘‘Company’’) as of December 31, 2006 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2006. Our audit also includes the schedules listed in Item 15 as of December 31, 2006 and for the year ended December 31, 2006. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Company’s financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules as of December 31, 2006 and for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 2(q) to the financial statements, the Company adopted the provisions of FASB Statement 123(R), Share Based Payment effective January 1, 2006.

As described in Note 1 to the financial statements, except for its operations in the Lloyd’s market, the Company is conducting a self managed run-off of its remaining insurance and reinsurance business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Johnson Lambert & Co. LLP

Falls Church, Virginia
March 12, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Quanta Capital Holdings Ltd.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Quanta Capital Holdings Ltd. (the ‘‘Company’’) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.	The Company did not maintain an appropriate complement of technically qualified personnel in certain areas of the accounting function to enable the preparation, on a timely basis, of accurate consolidated financial statements and internal control assessments. Specifically, as a consequence of the Company being placed in run-off, certain key accounting personnel left the Company during the second half of 2006. Their replacements, along with the addition of one senior level manager, were not in place for a sufficient period of time to develop and demonstrate the requisite knowledge of processes and controls. This was exacerbated by the complexities inherent in the Company’s manual-intensive accounting process. This control deficiency could result in a misstatement of significant accounts or disclosures which could result in a material misstatement in the consolidated financial statements that would not be prevented or immediately detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. The absence of an appropriate complement of technically qualified personnel in certain areas of the accounting function contributed to the material weakness described in the next paragraph.

2.	With respect to the Company’s non-Lloyds businesses that were put into run-off during 2006, effective controls were not in place over the timely completion of reconciliations and analyses of significant components of certain assets and liabilities, including premiums receivable and reinsurance balances payable. This control deficiency could result in a misstatement of significant accounts or disclosures which could result in a material misstatement in the consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 12, 2007 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Johnson Lambert & Co. LLP

Falls Church, Virginia
March 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quanta Capital Holdings Ltd.

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Quanta Capital Holdings Ltd. and its subsidiaries (the ‘‘Company’’) at December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed on the index on page S-1 for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, following losses in the 2005 hurricane season and the resulting A.M. Best rating action, the Company is now conducting a self-managed run-off of most of its specialty insurance and reinsurance lines.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 31, 2006, except for Notes 3 and 4, as to which the date is March 14, 2007

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	December 31, 2006	December 31, 2005
Assets
Investments at fair value (amortized cost: December 31, 2006, $838,096; December 31, 2005, $736,425)
Available for sale investments	$809,902	$699,121
Trading investments related to deposit liabilities	37,273	38,316
Total investments at fair value	847,175	737,437
Cash and cash equivalents	32,894	178,135
Restricted cash and cash equivalents	68,143	82,843
Accrued investment income	6,833	5,404
Premiums receivable	34,587	115,055
Funds withheld by cedants	25,204	24,279
Losses and loss adjustment expenses recoverable	221,228	190,353
Other accounts receivable	481	9,495
Net receivable for investments sold	134	3,047
Deferred acquisition costs, net	12,124	33,117
Deferred reinsurance premiums	35,259	112,096
Software, property and equipment, net of accumulated depreciation and amortization of $7,208 (December 31, 2005: $4,874)	1,112	5,034
Goodwill and other intangible assets	7,350	24,877
Other assets	36,702	30,919
Total assets	$1,329,226	$1,552,091
Liabilities
Reserve for losses and loss expenses	$623,618	$533,983
Unearned premiums	119,197	336,550
Environmental liabilities assumed	3,346	5,911
Reinsurance balances payable	37,070	57,499
Accounts payable and accrued expenses	38,511	39,051
Deposit liabilities	37,014	51,509
Deferred income and other liabilities	5,279	9,729
Junior subordinated debentures	61,857	61,857
Total liabilities	925,892	1,096,089
Mandatorily redeemable preferred shares
($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at December 31, 2006 and 3,000,000 issued and outstanding at December 31, 2005)	74,998	71,838
Commitments and contingencies (Note 13)	—	—
Shareholders’ equity
Common shares
($0.01 par value; 200,000,000 shares authorized; 70,008,185 issued and outstanding at December 31, 2006 and 69,946,861 issued and outstanding at December 31, 2005)	700	699
Additional paid-in capital	582,578	581,929
Accumulated deficit	(263,830)	(199,010)
Accumulated other comprehensive income	8,888	546
Total shareholders’ equity	328,336	384,164
Total liabilities, redeemable preferred shares and shareholders’ equity	$1,329,226	$1,552,091

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Revenues
Gross premiums written	$158,729	$608,935	$494,412
Premiums ceded	(78,175)	(218,894)	(74,871)
Net premiums written	80,554	390,041	419,541
Change in net unearned premiums	144,745	(25,966)	(182,401)
Net premiums earned	225,299	364,075	237,140
Technical services revenues	3,331	19,037	401
Net investment income	45,934	27,181	14,307
Net realized (losses) gains on investments	(15,945)	(13,020)	228
Net foreign exchange (losses) gains	(3,790)	331	978
Other income	3,654	3,561	1,571
Total revenues	258,483	401,165	254,625
Expenses
Net losses and loss expenses	156,121	324,249	198,916
Acquisition expenses	42,540	69,624	53,995
General and administrative expenses	100,006	109,607	57,674
Interest expense	5,458	4,165	71
Depreciation of fixed assets and amortization and impairment of intangible assets	4,999	3,001	1,208
Total expenses	309,124	510,646	311,864
Loss from continuing operations before income taxes	(50,641)	(109,481)	(57,239)
Income tax expense	14	232	—
Net loss from continuing operations	(50,655)	(109,713)	(57,239)
Discontinued operations:
(Loss) income from operations of discontinued operations	(12,953)	3,761	2,658
Income on disposal of discontinued operations	704	—	—
Net (loss) income from discontinued operations	(12,249)	3,761	2,658
Net loss	(62,904)	(105,952)	(54,581)
Dividends on preferred shares	1,916	—	—
Net loss to common shareholders	$(64,820)	$(105,952)	$(54,581)
Weighted average common share and common share equivalents —
Basic	69,971,646	57,205,342	56,798,218
Diluted	69,971,646	57,205,342	56,798,218
Basic loss from continuing operations per common share	$(0.75)	$(1.92)	$(1.01)
Basic (loss) income from discontinued operations per common share	(0.19)	0.07	0.05
Basic income from disposal of discontinued operations per common share	0.01	—	—
Basic loss per common share	$(0.93)	$(1.85)	$(0.96)
Diluted loss from continuing operations per common share	$(0.75)	$(1.92)	$(1.01)
Diluted (loss) income from discontinued operations per common share	(0.19)	0.07	0.05
Diluted income from disposal of discontinued operations per common share	0.01	—	—
Diluted loss per common share	$(0.93)	$(1.85)	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (continued)

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Net loss	$(62,904)	$(105,952)	$(54,581)
Other comprehensive income (loss)
Net unrealized investment losses arising during the period, net of income taxes	(6,222)	(12,429)	(1,235)
Foreign currency translation adjustments	(1,381)	327	(66)
Reclassification of net realized losses (gains) on available for sale investments included in net loss, net of income taxes	15,945	13,020	(228)
Other comprehensive income (loss)	8,342	918	(1,529)
Comprehensive loss	$(54,562)	$(105,034)	$(56,110)

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Share capital — common shares of par value $0.01 each
Balance at beginning of period	$699	$568	$568
Issued during period	1	131	—
Balance at end of period	700	699	568
Additional paid-in capital
Balance at beginning of period	581,929	523,771	524,235
Common shares issued during period	—	62,269	—
Net offering costs	—	(4,183)	(464)
Non-cash stock compensation expense	649	72	—
Balance at end of period	582,578	581,929	523,771
Accumulated deficit
Balance at beginning of period	(199,010)	(93,058)	(38,477)
Net loss to common shareholders	(64,820)	(105,952)	(54,581)
Balance at end of period	(263,830)	(199,010)	(93,058)
Accumulated other comprehensive income (loss)
Balance at beginning of period	546	(372)	1,157
Other comprehensive income (loss)	8,342	918	(1,529)
Balance at end of period	8,888	546	(372)
Total shareholders’ equity	$328,336	$384,164	$430,909

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Cash flows from operating activities
Net loss from continuing operations	$(50,655)	$(109,713)	$(57,239)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by continuing operating activities
Depreciation of property and equipment	3,277	3,001	1,208
Amortization & impairment of intangible assets	1,722	—	—
Amortization of net discounts on investments	(6,705)	157	2,949
Net realized losses (gains) on investments	15,945	13,020	(228)
Loss on disposal of fixed assets	472
Net change in fair value of derivative instruments	88	324	401
Non-cash stock compensation expense	649	72	—
Changes in assets and liabilities:
Restricted cash and cash equivalents	14,700	(40,361)	(31,925)
Accrued investment income	(1,429)	(685)	(1,724)
Premiums receivable	87,971	17,401	(121,495)
Funds withheld by cedants	(925)	(9,951)	(14,328)
Losses and loss adjustment expenses recoverable	(30,875)	(176,834)	(10,256)
Deferred acquisition costs, net	20,993	8,379	(34,880)
Deferred reinsurance premiums	76,837	(64,680)	(45,491)
Other accounts receivable	9,040	—	(41)
Other assets	(23,248)	(8,484)	(8,984)
Reserve for losses and loss expenses	89,635	374,189	155,340
Unearned premiums	(217,353)	88,614	227,892
Environmental liabilities assumed	(2,565)	(607)	(500)
Reinsurance balances payable	(20,430)	32,570	24,595
Accounts payable and accrued expenses	1,635	15,717	(576)
Deposit liabilities	(14,495)	8,144	43,365
Deferred income and other liabilities	(4,438)	4,844	2,808
Net cash (used in) provided by continuing operating activities	(50,154)	155,117	130,891

-continued-

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Cash flows from discontinued operations
Net (loss) income from discontinued operations	$(12,249)	$3,761	$2,658
Adjustments to reconcile net (loss) income from discontinued operations to net cash provided by discontinued operations
Depreciation of property and equipment	131	248	232
Amortization of intangible assets	516	740	740
Impairment of goodwill	12,561	—	—
Income on disposal of discontinued operations	(704)	—	—
Changes in assets and liabilities of discontinued operations	6,804	(3,850)	(2,996)
Purchase of property and equipment	(70)	(198)	(314)
Net cash provided by discontinued operations	6,989	701	320
Net cash (used in) provided by operating activities	(43,165)	155,818	131,211
Cash flows used in investing activities
Proceeds from sale of available for sale fixed maturities and short-term investments	2,589,620	1,407,597	940,704
Purchases of available for sale fixed maturities and short-term investments	(2,697,430)	(1,564,491)	(1,109,262)
Contingent consideration paid on acquisition of subsidiary	(5,000)	—	—
Proceeds from disposal of discontinued operations, net of costs and net of cash disposed of	9,317	—	—
Proceeds from sale of property and equipment	416	—	—
Purchases of property and equipment	(243)	(3,210)	(4,884)
Net cash used in investing activities	(103,320)	(160,104)	(173,442)
Cash flows provided by financing activities
Dividends on Preferred shares	(1,916)	—	—
Proceeds from issuance of common shares, net of offering costs	—	58,217	(464)
Proceeds from issuance of preferred shares, net of offering costs	3,160	71,838	—
Proceeds from junior subordinated debentures, net of issuance costs	—	19,591	38,776
Net cash provided by financing activities	1,244	149,646	38,312
(Decrease) increase in cash and cash equivalents	(145,241)	145,360	(3,919)
Cash and cash equivalents at beginning of period	178,135	32,775	36,694
Cash and cash equivalents at end of period	$32,894	$178,135	$32,775
Supplemental information:
Interest paid	$4,071	$3,937	$—
Taxes paid	$40	$244	$—

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. (‘‘Quanta Holdings’’), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the ‘‘Company’’ were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings participates in the Lloyd’s market through Syndicate 4000 and, following losses in the 2005 hurricane season and the resulting A.M. Best rating action, is now actively running off its remaining business lines. The Company maintains offices in Bermuda, the United Kingdom, Ireland and the United States of America (the ‘‘U.S.’’).

2.	Significant accounting policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. While management believes the amounts included in the consolidated financial statements reflect management’s best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the consolidated financial statements. The Company’s principal estimates relate to the development or determination of the following:

•	reserves for losses and loss adjustment expenses;

•	certain estimated premiums written, unearned premiums and receivables;

•	contingent commissions receivable and payable;

•	reinsurance balances recoverable;

•	provisions for non-collectible reinsurance balances recoverable and premiums receivable;

•	the valuation of goodwill and intangible assets;

•	environmental liabilities assumed;

•	investment valuations;

•	annual incentive plan provisions; and

•	deferred income taxes and liabilities.

a)    Basis of presentation

The Company’s consolidated financial statements include the financial statements of the Company and all of its wholly-owned subsidiaries. All significant balances and transactions among related companies have been eliminated on consolidation. The results of subsidiaries have been included from either their dates of acquisition or their dates of incorporation and up to their date of disposal. The consolidated financial statements also include the earnings of Quanta Trust and Quanta Trust II which were formed in relation to the issuance of Trust Preferred Securities as further described in Note 12.

Environmental Strategies Consulting LLC (‘‘ESC’’) was a wholly owned subsidiary of Quanta Holdings until its sale on September 15, 2006. ESC provided diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

assessments, and engineering and information management services. ESC also provided risk assessment and technical services support to our environmental underwriters. Following the sale of ESC, the results of operations of ESC, up to the date of sale, are reported as a discontinued operation. Consequently, prior period Statements of Operations and Statements of Cash Flows have been reclassified for all periods presented to reflect ESC as a discontinued operation, as further described in Note 3.

Lloyd’s syndicates use cash basis accounting to determine results by underwriting year over a three year period. The Company makes adjustments to convert from Lloyd’s cash basis accounting to accrual basis accounting in accordance with U.S. GAAP. Generally, adjustments are made to recognize underwriting results on an accrual basis, including estimated written and earned premiums and estimated losses and expenses incurred.

Certain balances included in the consolidated financial statements for the years ended December 31, 2005 and 2004 have been reclassified to conform with the presentation for the year ended December 31, 2006.

b)    Premiums written, ceded and earned

Insurance and reinsurance premiums written are earned over the terms of the associated insurance policies and reinsurance contracts in proportion to the amount of insurance protection provided. Typically this results in the earning of premium on a pro rata over time basis over the term of the related insurance or reinsurance coverage, which is generally a twelve month period. Premiums written on risks attaching reinsurance contracts are recorded in the period in which the underlying policies or risks are expected to incept and are earned on a pro rata over time basis over the expected term of the underlying policies. As a result, premiums earned on risks attaching reinsurance contracts usually extend beyond the original term of the reinsurance contract resulting in recognition of premium earnings over an extended period, typically up to twenty four months. The term of the insurance or reinsurance coverage provided may be cancelled by the insured or ceding company resulting in a return of written premium.

Premiums written and ceded on certain types of contracts include estimates based on information received from the ceding companies, brokers or insureds. Estimates of written premiums are re-evaluated over the term of the associated contracts as underwriting information becomes available and as actual premiums are reported by the ceding companies, brokers or insureds. Subsequent changes to the premium estimates and cancellations are recorded as adjustments to premiums written in the period in which they become known. Adjustments may significantly impact net income, financial position and liquidity in the period in which they are determined, particularly when the subject contract is fully or substantially expired resulting in the premium adjustment being fully or substantially earned.

Adjustments related to retrospective rating provisions that adjust estimated premiums or acquisition expenses are recognized over contract periods in accordance with the underlying contract terms based on current experience under the contracts. Reinstatement premiums that reinstate coverage limits under pre-defined contract terms are written and earned at the time the associated loss event occurs. The original premium is earned over the remaining exposure period of the contract. Profit commissions are expenses that vary with and are directly related to acquiring new and renewal insurance and reinsurance business. Profit commission accruals are recorded as acquisition costs and are adjusted at the end of each reporting period based on the experience of the underlying contract. No claims bonuses are accrued as a reduction of earned premium and are adjusted at the end of each reporting period based on the experience of the underlying contract. Such adjustments related to retrospective rating provisions, reinstatement premiums, profit commissions and no claims bonuses may be significant.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Ceded reinsurance or retrocessional coverage is used to increase the Company’s underwriting capacity and to limit individual and aggregate exposures to risks of losses arising from contracts of insurance or reinsurance that it underwrites. Reinsurance premiums ceded to reinsurers are recorded and earned in a manner consistent with that of the original contracts or policies written and the terms of the reinsurance agreements.

Premiums written and ceded relating to the unexpired periods of coverage or policy terms are recorded on the consolidated balance sheet as unearned premiums and deferred reinsurance premiums.

Prior to commencing its self-managed run-off, in the normal course of its operations, the Company entered into certain contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’) for financial reporting purposes either due to insufficient underwriting risk or insufficient timing risk or do not provide the indemnification required for insurance accounting under SFAS No. 60, ‘‘Accounting and Reporting by Insurance Enterprises’’ (‘‘SFAS 60’’). For these contracts we follow the deposit method of accounting as prescribed in American Institute of Certified Public Accountants (‘‘AICPA’’) Statement of Position 98-7, ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ (‘‘SOP 98-7’’). The deposit method of accounting requires that the premium we receive or pay, less any explicitly defined fees retained or paid, is accounted for as a deposit asset or a deposit liability on the consolidated balance sheet. Explicitly defined fees retained or paid are deferred and earned to other income in the consolidated statement of operations and according to the nature of, and in proportion to, the product or service provided.

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

c)    Acquisition expenses and ceding commission income

Acquisition expenses are policy issuance related costs that vary with and are directly related to the acquisition of insurance and reinsurance business, and primarily consist of commissions, third party brokerage and insurance premium taxes. Ceding commission income consists of commissions the Company receives on business that it cedes to its reinsurers. Acquisition expenses also include the estimated ultimate sliding scale contingent commissions on one of our programs, HBW, which generate either additional net commission expense or net commission returns based on loss ratio development. Acquisition expenses and commission income are recorded and deferred at the time the associated premium is written or ceded and are subsequently amortized in earnings as the premiums to which they relate are earned or expensed. Acquisition expenses are reflected in the consolidated

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

statement of operations net of ceding commission income from reinsurers. Acquisition costs relating to unearned premiums are deferred in the consolidated balance sheet as deferred acquisition costs and reported net of commission income relating to deferred reinsurance premiums ceded.

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

The Company’s loss reserves fall into two categories: case reserves for reported losses and loss expenses and reserves for losses and loss expenses incurred but not reported, or IBNR reserves. Case reserves are based initially on claim reports received from insureds, brokers or ceding companies, and may be supplemented by the Company’s claims professionals with estimates of additional ultimate settlement costs. IBNR reserves are estimated by management using generally accepted statistical and actuarial techniques and are reviewed by independent actuaries. In applying these techniques, management uses estimates as to ultimate loss emergence, severity, frequency, settlement periods and settlement costs. In making these estimates, the Company relies on the most recent information available, including pricing information, industry information and on its historical loss and loss expense experience.

As of December 31, 2006 the primary reserving method the Company used to estimate the ultimate cost of losses for its specialty reinsurance run-off lines and its professional, environmental, fidelity and technical risk property specialty insurance run-off business lines was the Bornhuetter-Ferguson actuarial method for mature accident periods. The Bornhuetter-Ferguson actuarial method utilizes the expected loss (initial expected loss and loss expense ratio multiplied by earned premium) multiplied by loss development factors derived by the Company’s internal actuaries from its own actual loss and loss expense experience in each product line and also from industry statistics. As accident periods mature the Company places more reliance on the Bornhuetter-Ferguson method for which it uses both historical paid and historical reported data. The Company’s initial expected loss and loss expense ratio for the specialty reinsurance business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. The Company’s initial expected losses and loss expense ratios selected for its professional, environmental, fidelity and technical risk property specialty insurance lines are based on benchmarks derived by its underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

The primary reserving method the Company used to estimate the ultimate cost of losses for its other immature accident years in its specialty insurance run-off business lines and in its Lloyd’s buinesses was an expected loss ratio methodology whereby earned premiums are multiplied by an expected loss ratio to derive ultimate losses and deducts any paid losses and loss expenses to arrive at estimated losses and loss expense reserves. This method is commonly applied when there is insufficient historical loss development experience available. The initial expected losses and loss

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

expense ratios selected are based on benchmarks derived by the Company’s underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

Even though the Company’s reserving techniques represent a reasonable and appropriate basis for estimating ultimate claim costs and management believes that the reserves for losses and loss expenses are sufficient to cover claims from losses occurring up to the consolidated balance sheet date, ultimate losses and loss expenses may be subject to significant volatility as a result of significant uncertainties. These uncertainties are driven by many variables that are difficult to quantify. These uncertainties include, for example, the period of time between the occurrence of an insured loss and actual settlement, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, internal and third party claims handling procedures, the lack of complete historical data on which to base loss expectations and the run-off status of the Company’s operations, except Syndicate 4000. Accordingly, ultimate liabilities may differ materially from the amounts recorded in the consolidated financial statements.

The estimation of unpaid loss liabilities will be affected by the type or structure of the policies the Company has written. For specialty insurance run-off business, the Company often assumes risks for which claims experience will tend to be frequency driven. As a result, historical loss development data may be available and traditional actuarial methods of loss estimation may be used. Conversely, the available amount of relevant loss experience used to quantify the emergence, severity and payout characteristics of loss liabilities is limited for policies written where the Company expects that potential losses will be characterized by lower frequency but higher severity claims.

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

The Company continually reviews and adjusts its reserve estimates and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. Loss and loss expense reserves established in prior periods are adjusted in current operations as claim experience develops and new information becomes available. Any adjustments to previously established reserves may significantly impact current period underwriting results and net income.

e)    Reinsurance recoverable

Reinsurance recoverable under the terms of ceded reinsurance contracts includes loss and loss expense reserves recoverable and deferred reinsurance premiums. The Company estimates loss and loss expense reserves recoverable using methodologies and assumptions consistent with those used in estimating reserves for losses and loss adjustment expenses. The estimation of loss and loss expense reserves recoverable is a significant judgment made by management and is inherently subject to significant uncertainties. The Company is subject to credit risk with respect to the reinsurance ceded because the ceding of risk does not relieve the Company from its original obligations to its insureds.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

To the extent reinsurers default, the Company must settle these original obligations without the benefit of reinsurance protection. Failure of the Company’s reinsurers to honor their obligations could result in credit losses. The Company establishes allowances for amounts recoverable that are considered potentially uncollectible from its reinsurers. The valuation of this allowance for uncollectible reinsurance recoverable includes a review of the credit ratings of the reinsurance recoverables by reinsurer, an analysis of default probabilities as well as identifying whether coverage issues exist. These factors require management judgment and the impact of any adjustments to those factors is reflected in net income in the period that the adjustment is determined.

f)    Non-traditional contracts

The Company wrote non-traditional contracts of insurance and reinsurance that were deemed not to meet risk transfer criteria and accordingly the Company has accounted for these transactions as deposits held on behalf of clients. During the years ended December 31, 2006, 2005 and 2004, the Company recognized within other income $3.5 million, $2.5 million and $1.2 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. If these contracts were deemed to transfer risk, gross premium relating to these contracts would total approximately $64.3 million, $110.7 million and $44.0 million in the years ended December 31, 2006, 2005 and 2004.

Of the $3.5 million, $2.5 million and $1.2 million, $0.6 million, $0.7 million and $0.1 million of other income recognized during the years ended December 31, 2006, 2005 and 2004 relate to fees earned from a surplus relief life reinsurance arrangement with a U.S. insurance company that meets the Company’s definition of a non-traditional contract. As of December 31, 2006, 2005 and 2004, the Company has provided approximately $10.8 million (unaudited), $13.1 million (unaudited) and $13.8 million (unaudited) of statutory surplus relief to the U.S. insurance company under this contract. In the fourth quarter of 2004, under this contract the Company entered into an arrangement with a client and assumed, through novation agreements, several life reinsurance contracts it had made and because the Company assumed these contracts, the client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for the Company’s assumption of the contracts it received a fee. The arrangement, among other things, provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts the Company has assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. The Company believes that its client is economically incentivized to exercise the recapture provision in the future, as the amount of expected profit on the underlying life reinsurance contracts emerges over time.

The Company believes the arrangement, including the client’s option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. Although the Company believes its client will exercise the recapture, it is not assured that this will be the case. If the Company’s client does not recapture the underlying insurance contracts in the future, the Company may be viewed as having had the risks described above and, as a result, the Company could be deemed to have retained life reinsurance risk and, as a result, may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the consolidated statement of operations. If deposit accounting had not been used with respect to this particular arrangement, the Company would have recognized gross life reinsurance premiums written of approximately $62.6 million (unaudited), $16.8 million (unaudited) and $5.6 million (unaudited) for the years ended December 31, 2006, 2005 and 2004. At this time, the Company believes that the recognition of these premiums written would not have had a material effect on the Company’s

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

financial position and results of operations. However, as the underlying life insurance contracts mature the effect on the Company’s financial condition and results of operations may become material.

In respect of life reinsurance arrangements written on a coinsurance basis, where investment assets have been transferred to the Company, such assets have been recorded within the Company’s trading investment portfolio and are separately presented as Investments related to deposit liabilities in the consolidated balance sheet. A deposit liability has been recorded in the consolidated balance sheet in accordance with SFAS 97 ‘‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments’’ for non-risk investment contracts as an interest bearing instrument using the effective yield method. The investments related to the deposit liability are held in trust funds and are pledged to the ceding companies.

In respect of the life reinsurance arrangements written on a modified coinsurance basis, the ceding company’s net statutory reserves and assets are withheld and remain legally owned by the ceding company. These modified coinsurance contracts represent ‘‘non-cash’’ financial reinsurance transactions, whereby, in accordance with the contract terms, there are no net cash flows at inception of contracts, nor are there expected to be net cash flows through the life of the contracts, other than the Company’s explicitly defined fees. Notional contract assets and liabilities contemplated by the contract terms are offset in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 39 (‘‘FIN 39’’) ‘‘Offsetting of Amounts Related to Certain Contracts’’ and as such the Company does not present such assets or deposit liabilities in its consolidated balance sheet.

Certain of the Company’s coinsurance and modified coinsurance agreements may contain provisions that qualify as embedded derivatives under Derivatives Implementation Group Issue No. B36 ‘‘Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments’’ (‘‘DIG Issue B36’’). The value of embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or changes in the Company’s expectations of future cashflows on these treaties could result in losses associated with the embedded derivative.

Of the $3.5 million, $2.5 million and $1.2 million, $0.6 million, $0.2 million and $0.8 million of other income recognized during the years ended December 31, 2006, 2005 and 2004 relate to explicitly defined margins on one short duration contract written by the Company’s specialty reinsurance segment that does not meet the risk transfer provisions of SFAS 113. This contract was written on a funds withheld basis, such that the deposit liability of $21.3 million, $21.7 million and $6.2 million recorded is equal to a funds withheld asset according to the contract terms. In accordance with FIN 39, the funds withheld asset and the deposit liability have been offset in the consolidated balance sheet.

The remaining $2.3 million, $1.6 million and $0.3 million of other income derived from non-traditional contracts recognized during the years ended December 31, 2006, 2005 and 2004 relates to revenues earned from five, five and one reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss. Included in the remaining $2.3 million, $1.6 million and $0.3 million of other income are $1.7 million, $1.1 million and $0.3 million related to one surplus relief life reinsurance agreement. Underlying treaties attach to this contract on a coinsurance basis. As of December 31, 2006, 2005 and 2004, the Company has provided approximately $30.1 million, $33.2 million and $13.9 million (unaudited) of statutory surplus relief to a U.S. insurance company under this contract.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

g)    Environmental liabilities assumed, technical services remediation revenues and costs

The Company has assumed environmental liabilities in exchange for remediation fees and contracts to perform the required remediation in accordance with the underlying remediation agreements. The Company estimates its initial and ongoing ultimate liabilities for environmental remediation obligations based upon actual experience, past experience with similar remediation projects, technical engineering examinations of the contaminated sites and state, local and federal guidelines. However, there can be no assurance that actual remediation costs will not significantly differ from the estimated amounts.

As of December 31, 2006 and 2005, environmental liabilities assumed include two environmental remediation projects, for which estimated liabilities of $3.3 million and $5.9 million have been recorded. The assumed environmental remediation obligations for the project are contractually defined pursuant to a site specific remediation plan.

The amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability is initially deferred and recorded in deferred income on the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage-of-completion method. These methods are based on the ratio of remediation expenses actually incurred and paid to total estimated remediation costs. As of December 31, 2006 and 2005, the Company had deferred approximately $0.2 million and $0.5 million of technical services remediation revenues. Anticipated remediation losses, if any, are recorded in the period in which the Company becomes aware of such losses.

h)        Derivative Instruments and Hedging Activities

The Company has entered into certain derivative instruments and adopted SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and SFAS 149, ‘‘Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.’’

The Company enters into investment related derivative transactions, as permitted by its investment guidelines, for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. The Company may also, as part of its business, enter into derivative instruments for the purpose of replicating approved investment, insurance or reinsurance transactions that meet the Company’s investment or underwriting guidelines. The Company has carried within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal was dependent on the performance of a predefined mortality index over a fixed period of time. The Company determined that the component of the bond that is linked to the specified mortality index was, under SFAS 133, an embedded derivative that was not clearly and closely related to its host contract (a debt security) and was therefore bifurcated and accounted for as a derivative under SFAS 133. This instrument was sold during 2005. The Company has not designated any of its derivative instruments as hedging instruments for financial reporting purposes.

The Company recognizes all standalone derivative instruments as either other assets or liabilities and recognizes embedded derivatives as part of their host instruments in the consolidated balance sheet. The Company measures all derivative instruments at their fair values, which are based on market prices and equivalent data provided by independent third parties. When market data is not readily available, the Company uses analytical models to estimate the fair values of these instruments based on their structure, terms and conditions and prevailing market conditions. The Company recognizes changes in the fair value of derivative instruments and realized gains and losses on derivative instruments in its consolidated statement of operations as part of other income and net realized (losses) gains on investments, respectively. The nature of derivative instruments and the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

estimates used in estimating their fair value, changes in fair value of derivative instruments and realized gains and losses on settled derivative instruments may create significant volatility in the Company’s results of operations in future periods.

DIG Issue B36 indicates that the Company’s life financial reinsurance contracts where the Company notionally receives a financial instrument with an investment return based on our underlying referenced pool of assets may contain an embedded derivative that must be bifurcated and accounted for in accordance with SFAS 133 since the economic characteristics are not clearly and closely related to the host instrument. Although the Company’s life financial reinsurance arrangements may contain embedded derivatives the Company believes that due to the terms of these contracts, including the experience refund provisions contained within the treaties, the value of embedded derivatives contained in these contracts is currently considered to be immaterial.

i)        Incentive Plans

During the year ended December 31, 2004, the Company adopted an Annual Variable Cash Compensation Plan (the ‘‘Annual Variable Cash Incentive Plan’’) which was generally available to employees in 2004 and 2005. Awards paid under this plan were dependent on performance measured at an individual and line of business level for the years ended December 31, 2004 and 2005. In general, the Annual Variable Cash Incentive Plan provided for an annual bonus award to employees that was based on a sharing of profit in excess of a minimum return on capital to shareholders (as calculated under the Annual Variable Cash Incentive Plan). Profit for each calendar year was measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and, up until December 31, 2006, was re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards for 2004 and 2005 have now fully vested and any remaining unpaid amounts are scheduled to be paid no later than March 31, 2007.

Following the Company’s determination to engage in a self-managed run-off, employees will generally receive a bonus based on individual performance that is comprised of a guaranteed and variable element. Generally, the service period will be from July 1, 2006 to June 1, 2007 and awards are expected to be paid out in one installment.

Expenses related to the Annual Variable Cash Incentive Plan awards are recognized by applying the graded vesting method as prescribed by FASB Interpretation No. 28 ‘‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans’’ (‘‘FIN 28’’). The Company continually reviews and adjusts its provisions for Annual Variable Cash Incentive Plan awards and other bonus awards taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available. Any adjustments to previously established provisions or the establishment of new provisions may significantly impact current period results and net income.

j)    Cash and cash equivalents

Cash equivalents include highly liquid instruments such as liquidity funds, money market funds and other time deposits with commercial banks and financial institutions which have maturities of less than three months from the date of purchase.

k)    Investments and net investment income

The Company’s publicly traded and non-publicly traded fixed maturity and short-term investments that are classified as ‘‘available-for-sale’’ are recorded at estimated fair value with the difference between cost or amortized cost and fair value, net of the effect of income taxes, included as a separate component of accumulated other comprehensive loss.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The Company’s publicly traded and non-publicly traded fixed maturity and short-term investments that are classified as ‘‘trading’’ are recorded at estimated fair value with the change in fair value included in net realized gains on investments in the consolidated statement of operations.

Short-term investments include highly liquid debt instruments and commercial paper that are generally due within one year of the date of purchase and are held as part of the Company’s investment portfolios that are managed by independent investment managers.

The fair value of publicly traded securities is based upon quoted market prices. The estimated fair value of non-publicly traded securities is based on independent third party pricing sources.

The Company periodically reviews its investments to determine whether an impairment, being a decline in fair value of a security below its amortized cost, is other than temporary. If such a decline is classified as other than temporary, the Company writes down, to fair value, the impaired security resulting in a new cost basis of the security and the amount of the write-down is charged to the consolidated statement of operations as a realized loss. Some of the factors that the Company considers in determining whether an impairment is other than temporary include (i) the amount of the impairment, (ii) the period of time for which the fair value has been below the amortized cost, (iii) specific reasons or market conditions which could affect the security, including the financial condition of the issuer and relevant industry conditions or rating agency actions, and (iv) the Company’s ability and intent to hold the security for sufficient time to allow for possible recovery.

Due to the Company’s decision to place its insurance and reinsurance lines, except Syndicate 4000, into orderly run-off, the Company has concluded that it may no longer have the ability or intent to hold its securities for a sufficient period of time to allow recovery. Accordingly, during the years ended December 31, 2006, 2005 and 2004, the Company has recorded $16.9 million, $10.2 million and zero in other than temporary impairment losses. The realization of these losses represents the maximum amount of potential losses in the Company’s investment securities if it sold all of these securities at the time the impairments were recorded and is primarily attributable to changes in interest rates and not changes in credit quality. As a result of this decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. The recognition of the losses has no effect on the Company’s shareholders’ equity, the market value of the Company’s investments, the Company’s cash flows or the Company’s liquidity. It is possible that the impairment factors evaluated by the Company and fair values will change in subsequent periods, resulting in additional material impairment charges.

Investments are recorded on a trade date basis. The Company’s net investment income is recognized when earned and consists primarily of interest, the accrual of discount or amortization of premium on fixed maturity securities, and is net of investment management and custody expenses. Gains and losses realized on the sale of investments are determined on the first-in, first-out basis.

l)    Property and equipment

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

Repairs and maintenance are expensed as incurred. At the time of retirement or other disposal of property or equipment, the cost and related accumulated depreciation are deducted from their respective accounts and any resulting gain or loss is included in the consolidated statement of operations.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

m)    Capitalization of software costs

The Company capitalizes software costs when the preliminary project stage is completed and management commits to fund the software project which it deems probable will be completed and used to perform the intended function. This policy is in accordance with AICPA Statement of Position 98-1 ‘‘Accounting for the costs of computer software developed or obtained for internal use’’ (‘‘SOP 98-1’’). Software costs that are capitalized include only external direct costs of materials and services consumed in developing, or obtained for internal use computer software.

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

As of December 31, 2006, 2005 and 2004, the Company had capitalized approximately $3.3 million, $3.3 million and $1.9 million of software costs, and reported amortization expense of $1.3 million, $1.4 million and $0.2 million during the years ended December 31, 2006, 2005 and 2004.

n)    Goodwill and intangible assets

Goodwill and identifiable intangible assets that arise from business combinations are accounted for in accordance with SFAS No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’) and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’).

Identifiable amortizable intangible assets are amortized in accordance with their useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested annually for impairment by discounting expected cash flows to estimate fair value or more often if impairment indicators arise. If the carrying amounts of goodwill or intangible assets are greater than their fair values established during impairment testing, the carrying value is immediately written-down to the fair value with a corresponding impairment loss recognized in the consolidated statement of operations.

o)    Offering costs

Costs incurred in connection with, and that are directly attributable to common share offerings, are charged to additional paid-in capital. Costs incurred in connection with, and that are directly attributable to preferred share offerings, are charged to the preferred shares balance.

p)    Foreign currency translation

Generally, the U.S. dollar is the functional currency of the Company and its subsidiaries. For entities where the U.S. dollar is the functional currency, all foreign currency asset and liability amounts are translated into U.S. dollars at end-of-period exchange rates, except for prepaid expenses, property and equipment, goodwill, intangible assets, deferred acquisition costs, deferred reinsurance premiums and unearned premiums which are translated at historical rates. Foreign currency income and expenses are translated at average exchange rates in effect during the period, except for expenses related to balance sheet amounts translated at historical exchange rates. Exchange gains and losses arising from the translation of foreign currency-denominated monetary assets and liabilities are included in the consolidated statement of operations.

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated prior to consolidation into U.S. dollars at end of period

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

exchange rates, and the resultant translation adjustments are reported, net of their related income tax effects, as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Subsidiary assets and liabilities denominated in other than the local currency are translated into the local currency prior to translation into U.S. dollars, and the resultant exchange gains or losses are included in the consolidated statement of operations in the period in which they occur. Subsidiary income and expenses are translated prior to consolidation into U.S. dollars at average exchange rates in effect during the period.

q)    Stock-based compensation

The Company has a long-term stock-based incentive plan (the ‘‘Incentive Plan’’), which is described more fully in Note 17. Prior to January 1, 2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25 , Accounting for Stock Issued to Employees (‘‘APB 25’’) and related Interpretations, as permitted by FASB Statement No. 123 , Accounting for Stock-Based Compensation (‘‘SFAS 123’’). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006, is $0.4 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per common share for the year ended December 31, 2006 would have been $0.92, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per common share of $0.93.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the period prior to January 1, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Year ended December 31, 2005	Year ended December 31, 2004
Stock compensation expense
As reported	$—	$—
Additional stock-based employee compensation expense determined under fair value based method	(3,028)	(2,544)
Pro forma	$(3,028)	$(2,544)
Net loss
As reported	$(105,952)	$(54,581)
Additional stock-based employee compensation expense determined under fair value based method	(3,028)	(2,544)
Pro forma	$(108,980)	$(57,125)
Basic loss per share
As reported	$(1.85)	$(0.96)
Pro forma	$(1.91)	$(1.01)
Diluted loss per share
As reported	$(1.85)	$(0.96)
Pro forma	$(1.91)	$(1.01)

Included in the pro-forma stock-based employee compensation expense for the year ended December 31, 2005 is $1.0 million related to the accelerated vesting of 649,830 options granted to the Company’s former Chief Executive Officer that were modified upon his resignation.

r)    Income taxes

Income taxes have been recognized in accordance with the provisions of SFAS No. 109, ‘‘Accounting for Income Taxes’’, on those operations that are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the carrying amounts of existing assets and liabilities recorded in the consolidated financial statements and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. A valuation allowance for a portion or all of deferred tax assets is recorded as a reduction to deferred tax assets if it is more likely than not that such portion or all of such deferred tax assets will not be realized.

s)    Debt issuance costs

The Company has capitalized debt issuance costs associated with the issuance of junior subordinated debentures resulting in $1.8 million and $1.4 million being the gross amount capitalized at December 31, 2005 and 2004. These costs are initially capitalized within other assets in the consolidated balance sheet and subsequently amortized over the term of the related outstanding debt using the interest method. As of December 31, 2006, the amortized value of these capitalized costs was $1.7 million and is recorded in other assets.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

t)    Earnings per common share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. All potentially dilutive securities, including stock options and warrants are excluded from the basic earnings per share computation.

In calculating diluted earnings per common share, the weighted average number of shares outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Basic and diluted earnings per common share are calculated by dividing income available to common shareholders by the applicable weighted average number of shares outstanding during the year.

u)    Segment reporting

The Company reports segment results in accordance with SFAS No. 131, ‘‘Segment Reporting’’ (‘‘SFAS 131’’). Under SFAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation specified in SFAS 131.

During 2004 and 2005, the Company was comprised of four reportable segments and provided a number of products which are operating segments for purposes of GAAP. The Company’s products included technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk, property, casualty, marine and aviation, life surplus relief and technical services. The Company organized these products into five product lines: specialty insurance, specialty reinsurance, programs, structured products and technical services. Except for technical services, the products the Company offered to its clients were written either as traditional insurance or reinsurance policies or were provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. These product lines were aggregated as reportable segments into specialty insurance, specialty reinsurance, and technical services. The attribution of insurance and reinsurance results to these reportable segments was based upon where the business is sourced and not necessarily where the business was recorded.

During the year ended December 31, 2006, following the decision of the Company’s Board of Directors in May 2006 to place most of its business in run-off, the Company changed the composition of its reportable segments and renamed its specialty insurance segment and specialty reinsurance segment to specialty insurance run-off segment and specialty reinsurance run-off segment. The Company created the Lloyd’s segment for its Syndicate 4000 business, which was previously aggregated with its specialty insurance reportable segment. The inclusion of the results of Syndicate 4000 with the specialty insurance run-off operating segments is no longer appropriate given the different economic characteristics and the fact that the specialty insurance run-off segment is no longer writing new or renewal business while the Company’s Lloyd’s syndicate continues to seek to write new and renewal business. The Company also continues to earn premium in its insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which the Company is legally required to write in business lines the Company has exited.

As a result of the disposal of ESC, the technical services segment now consists only of the two environmental liability assumption programs, but without the results of ESC. The results of the technical services segment for the years ended December 31, 2005 and 2004 have been reclassified to conform with the presentation of ESC in discontinued operations for the year ended December 31, 2006 resulting in the results of ESC for the years ending December 31, 2006, 2005 and 2004 no longer forming part of the reportable segments.

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

The Company’s specialty insurance run-off, specialty reinsurance run-off and Lloyd’s (collectively referred to herein as ‘‘underwriting’’) reportable segments represent the Company’s income and expenses from underwriting risks it retains. The technical services segment represents the Company’s income and expenses from the provision of remediation services in respect of the assumed environmental liabilities.

The accounting policies of the segments are the same as those used in the preparation of the consolidated financial statements. The Company measures and evaluates each segment based on net underwriting or technical services income including other items of revenue and general and administrative expense directly attributable to each segment.

During 2006, the Company ceased allocating corporate general and administrative expenses to its reportable segments. Following its decision to place most of its business into run-off, the Company no longer allocates capital to its reportable segments and, accordingly, corporate general and administrative expenses are no longer allocated to each segment in proportion to each segment’s amount of allocated capital. This also resulted in prior years being reclassified.

Because the Company does not manage its assets by segment, net investment income, depreciation and amortization and total assets are not evaluated at the segment level.

v)    Self managed run-off

As part of its self-managed run-off, the Company intends to actively pursue certain transactions including but not limited to, commutations of assumed and ceded reinsurance transactions and loss portfolio transfers, that could materially affect the ultimate realized value of assets and liabilities recorded at December 31, 2006. The impact of the execution of these plans on the December 31, 2006 balance sheet cannot be determined at this time.

w)    Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 ’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Further, FIN 48 expands the required disclosures associated with such uncertain tax positions. The provisions of FIN 48 are effective January 1, 2007 and the cumulative effect of adoption, if any, will result in an adjustment to opening retained earnings. The Company is currently evaluating the effects of this statement on its financial reporting.

In September 2006, the FASB issued FASB Statement No. 157, ‘‘Fair value measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the effects of this statement on its financial reporting.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

In September 2006, the FASB issued FASB Statement No. 155, ‘‘Accounting for certain hybrid financial instruments’’ (‘‘SFAS 155’’). SFAS 155 amends FASB Statements No. 133, ’’Accounting for Derivative Instruments and Hedging Activities’’, and No. 140, ’’Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effects of this statement on its financial reporting.

In January 2007, the FASB issued SFAS 133 Implementation Issue No B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (‘‘Issue B40’’). This guidance clarifies circumstances under which a securitized interest in prepayable financial assets would not be subject to certain testing for embedded derivatives required under FAS 133. This guidance provides a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that: (i) contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets for which the right to accelerate the settlement of the interest cannot be controlled by the investor and (ii) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in Issue B40 must be applied as of January 1, 2007 except for the criteria outlined in (ii) above, which is not applicable to securitized interests that were issued before June 30, 2007, and that only include embedded derivatives (other than an embedded derivative that results solely from the embedded call options in the underlying financial assets) that have an extremely remote possibility of having greater than a trivial fair value at any time during the instrument’s life as determined at the later of the adoption date of SFAS 155 or the purchase of the instrument. The Company is evaluating the impact of this guidance in conjunction with the guidance in SFAS 155. The Company is currently evaluating the effects of these statements on its financial reporting.

In February 2007, the FASB issued FASB Statement No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  An entity may adopt this standard and elect the fair value option for existing eligible items as of January 1, 2007, provided that the choice to adopt early shall be made after the issuance of this standard, but within 120 days of the beginning of the fiscal year of adoption. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the effects of this statement on its financial reporting.

3.	Disposal of ESC

Effective September 15, 2006, the Company sold all of its common stock interests in ESC, which was part of the Company’s technical services segment, to WSP Environmental Holdings, Inc. for total

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

consideration of $12.5 million represented by $11.5 million in cash, after certain post-closing adjustments, plus forgiveness of intercompany debt of approximately $1.0 million.

The Company determined that the disposal of ESC should be presented as a discontinued operation in accordance with FASB Statement No. 144, ‘‘Accounting for the Impairment or Disposal of Long-lived Assets’’ (‘‘SFAS 144’’) and EITF 03-13, ‘‘Applying the conditions in Paragraph 42 of SFAS 144 in Determining whether to report Discontinued Operations’’ (‘‘EITF 03-13’’). In the third quarter of 2006, the Company has reclassified the results of operations related to ESC from its continuing operations to discontinued operations for all periods presented in accordance with SFAS 144 and EITF 03-13. These results are reflected in the Consolidated Statement of Operations as (loss) income from operations of discontinued operations. The presentation of the reclassified segmental footnote and the reclassified statements of operations includes the previously eliminated inter-company transactions between ESC and the Company. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, for which it reclassified amounts from the prior periods.

Following the disposal of ESC, ESC continued to provide technical services to the Company’s two environmental liability assumption programs. The provision of technical services by ESC to the Company is expected to end during 2008, when the environmental sites are expected to be fully remediated. During the assessment period of one year (as defined in EITF 03-13) following the disposal, the Company estimates that the continuing cash outflows of $1.8 million will approximate 6.1% of the estimated cash outflows of $30.1 million that would have been generated by ESC absent the disposal. Therefore the Company’s cash flows generated from the continuation of activities with ESC after the disposal are not expected to be significant and the Company is deemed not to have any continuing involvement in the operations of ESC after the disposal. During the period from September 16, 2006 to December 31, 2006, ESC provided technical services to the Company of $0.2 million.

The Company recognized income on disposal of ESC of $0.7 million related to this transaction during the third quarter of 2006. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

Cash proceeds from WSP (1)	$11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC (2)	(11,140)
Estimated transaction costs	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from WSP include post closing adjustments.

(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.

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

The following table details the inter-company costs charged by ESC to the Company for all periods presented. Prior to its disposal, ESC was included in the Company’s technical services segment and ESC charged the Company’s two environmental assumption liability programs (QLT’s), also included in the Company’s technical services segment, costs which were previously eliminated on consolidation at the technical services segment level. ESC also charged the Company’s insurance run-off and reinsurance run-off segments, with costs related to technical services rendered and loss adjustment expenses, which previously eliminated on consolidation.

	Period from January 1, 2006 to September 15, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Technical services revenues charged to QLT’s	$3,058	$17,737	$497
Technical services revenues charged to underwriting segment	506	3,234	2,267
Total inter-company revenues charged by ESC	$3,564	$20,971	$2,764
Net losses and loss expenses	$(149)	$(165)	$—
General and administrative expenses	(3,415)	(20,806)	(2,764)
Total inter-company costs charged to the Company	$(3,564)	$(20,971)	$(2,764)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The Company’s (loss)/income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations were as follows:

	Period from January 1, 2006 to September 15, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Technical services revenues	$21,954	$50,752	$35,249
Other income	14	165	45
Direct technical services costs	(13,968)	(37,027)	(23,182)
General and administrative expenses	(7,725)	(9,129)	(8,482)
Impairment of goodwill	(12,561)	—	—
Depreciation of fixed assets and amortization of intangible assets	(647)	(988)	(972)
Income tax expense	(20)	(12)	—
(Loss) income from operations of discontinued operations	$(12,953)	$3,761	$2,658

Technical services revenue, included in discontinued operations, is recognized when evidence of an arrangement for services exists, services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Technical services are rendered under various short-term contractual arrangements, primarily on a time and materials basis. From time to time, ESC retained subcontractors to perform certain remediation services under its contracts with customers.

Technical services revenue, included in discontinued operations, includes amounts related to services performed but not yet billed to customers at the period end. Accounts receivable include technical services revenues receivable that are settled within the Company’s normal collection cycle.

Revenue is recognized on a gross basis in discontinued operations, which includes subcontractor remediation services, when the Company is the primary obligor in the arrangement. For the years ended December 31, 2006, 2005 and 2004, approximately $6.2 million, $24.9 million and $12.3 million of direct costs, exclusive of profit mark-ups, related to these subcontractor arrangements was recorded as direct technical services costs in discontinued operations in the consolidated statement of operations.

Direct technical services costs, included in discontinued operations, consist of ESC’s payroll costs associated with direct labor incurred on technical services engagements, other direct costs such as travel and subsistence, subcontracting and other contract expenses. ESC maintained a team of in-house technical services consultants that assisted in technical services engagements. The costs associated with the time spent by such technical services consultants on engagements are included in direct technical services costs in discontinued operations in the consolidated statement of operations.

The impairment of goodwill related to the discontinued operations is discussed further in Note 10.

ESC’s technical services revenues include the inter-company revenues charged by ESC to the QLT’s and to the Company’s underwriting segment.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

4.	Segment information

The following tables summarize the Company’s results before income taxes for each reportable segment for the years ended December 31, 2006, 2005 and 2004 based on the reportable segments in effect during the year ended December 31, 2006.

	Year ended December 31, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$47,913	$—	$91,758	$139,671	$—	$139,671
Reinsurance assumed	12,194	6,864	—	19,058	—	19,058
Total gross premiums written	60,107	6,864	91,758	158,729	—	158,729
Premiums ceded	(34,126)	(14,035)	(30,014)	(78,175)	—	(78,175)
Net premiums written	$25,981	$(7,171)	$61,744	$80,554	$—	$80,554
Net premiums earned	$113,289	$46,487	$65,523	$225,299	$—	$225,299
Technical services revenues	—	—	—	—	3,331	3,331
Other income	2,873	781	—	3,654	—	3,654
Net losses and loss expenses	(65,706)	(40,033)	(50,382)	(156,121)	—	(156,121)
Acquisition expenses	(18,029)	(12,468)	(12,043)	(42,540)	—	(42,540)
General and administrative expenses	(18,440)	(6,420)	(12,886)	(37,746)	(4,283)	(42,029)
Segment income (loss)	$13,987	$(11,653)	$(9,788)	$(7,454)	$(952)	$(8,406)
Depreciation of fixed assets and amortization and impairment of intangibles						$(4,999)
Interest expense						(5,458)
Net investment income						45,934
Net realized losses on investments						(15,945)
Corporate general and administrative expenses						(57,977)
Net foreign exchange losses						(3,790)
Loss from continuing operations before income taxes						$(50,641)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Year ended December 31, 2005
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$287,188	$—	$80,702	$367,890	$—	$367,890
Reinsurance assumed	24,133	216,912	—	241,045	—	241,045
Total gross premiums written	311,321	216,912	80,702	608,935	—	608,935
Premiums ceded	(116,404)	(83,434)	(19,056)	(218,894)	—	(218,894)
Net premiums written	$194,917	$133,478	$61,646	$390,041	$—	$390,041
Net premiums earned	$160,620	$166,944	$36,511	$364,075	$—	$364,075
Technical services revenues	—	—			19,037	19,037
Other income	1,200	1,974	—	3,174	—	3,174
Net losses and loss expenses	(120,710)	(178,887)	(24,652)	(324,249)	—	(324,249)
Acquisition expenses	(21,836)	(42,714)	(5,074)	(69,624)	—	(69,624)
General and administrative expenses	(21,750)	(9,847)	(8,716)	(40,313)	(18,545)	(58,858)
Segment (loss) income	$(2,476)	$(62,530)	$(1,931)	$(66,937)	$492	$(66,445)
Depreciation of fixed assets						$(3,001)
Interest expense						(4,165)
Net investment income						27,181
Net realized losses on investments						(13,020)
Corporate general and administrative expenses						(50,749)
Other income						387
Net foreign exchange gains						331
Loss from continuing operations before income taxes						$(109,481)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Year ended December 31, 2004
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$130,458	$—	$6,142	$136,600	$—	$136,600
Reinsurance assumed	105,980	251,832	—	357,812	—	357,812
Total gross premiums written	236,438	251,832	6,142	494,412	—	494,412
Premiums ceded	(71,668)	(2,612)	(591)	(74,871)	—	(74,871)
Net premiums written	$164,770	$249,220	$5,551	$419,541	$—	$419,541
Net premiums earned	$74,241	$161,973	$926	$237,140	$—	$237,140
Technical services revenues	—	—	—	—	401	401
Other income	—	1,571	—	1,571	—	1,571
Net losses and loss expenses	(49,221)	(149,111)	(584)	(198,916)	—	(198,916)
Acquisition expenses	(14,215)	(39,708)	(72)	(53,995)	—	(53,995)
General and administrative expenses	(15,169)	(7,464)	(989)	(23,622)	(797)	(24,419)
Segment loss	$(4,364)	$(32,739)	$(719)	$(37,822)	$(396)	$(38,218)
Depreciation of fixed assets						$(1,208)
Interest expense						(71)
Net investment income						14,307
Net realized gains on investments						228
Corporate general and administrative expenses						(33,255)
Net foreign exchange gains						978
Loss from continuing operations before income taxes						$(57,239)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following tables summarize the Company’s gross premiums written by geographic location for the years ended December 31, 2006, 2005 and 2004. The geographical segments represent the aggregation of legal entity locations where revenues, expenses, assets and liabilities are recorded.

	2006	2005	2004
United States	$75,280	$359,474	$259,378
Bermuda	(8,705)	155,758	230,887
Europe	92,154	93,703	4,147
Total	$158,729	$608,935	$494,412

5.    Loss per share

The following table sets forth the computation of basic and diluted loss per share.

	2006	2005	2004
Net loss from continuing operations to common shareholders	$(50,655)	$(109,713)	$(57,239)
(Loss) income from discontinued operations	(12,953)	3,761	2,658
Income on disposal of discontinued operations	704	—	—
Net loss	(62,904)	(105,952)	(54,581)
Dividends on preferred shares	1,916	—	—
Net loss to common shareholders	$(64,820)	$(105,952)	$(54,581)
Weighted average common shares outstanding — basic	69,971,646	57,205,342	56,798,218
Weighted average common share equivalents
Options	—	—	—
Warrants	—	—	—
Weighted average common shares outstanding — diluted	69,971,646	57,205,342	56,798,218
Basic loss per common share
Basic loss from continuing operations per common share	$(0.75)	$(1.92)	$(1.01)
Basic (loss) income from discontinued operations per common share	(0.19)	0.07	0.05
Basic income from disposal of discontinued operations per common share	0.01	—	—
Basic loss per common share	$(0.93)	$(1.85)	$(0.96)
Diluted loss per common share
Diluted loss from continuing operations per common share	$(0.75)	$(1.92)	$(1.01)
Diluted (loss) income from discontinued operations per common share	(0.19)	0.07	0.05
Diluted income from disposal of discontinued operations per common share	0.01	—	—
Diluted loss per common share	$(0.93)	$(1.85)	$(0.96)

Due to a net loss for all periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the year ended December 31, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 786,764 options and 2,542,813 warrants. For the year ended December 31, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,402,194 options and 2,542,813 warrants. For the year ended December 31, 2004, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,052,400 options and 2,542,813 warrants.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

6.    Investments

The amortized cost or cost, fair value and related gross unrealized gains and losses of fixed maturity and short-term investments as of December 31, 2006 are as follows:

December 31, 2006	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available for sale:
Fixed maturities:
U.S. government and government agencies	$363,142	$3,719	$—	$366,861
Foreign governments	26,632	157	—	26,789
Tax-exempt municipal	1,039	—	—	1,039
Corporate	88,494	1,551	—	90,045
Asset-backed securities	37,656	239	—	37,895
Mortgage-backed securities	192,174	5,194	—	197,368
Total fixed maturities	709,137	10,860	—	719,997
Short-term investments	89,886	19	—	89,905
Total available for sale securities	799,023	10,879	—	809,902
Trading: Fixed maturities:
U.S. government and government agencies	4,574	9	(203)	4,380
Corporate	19,772	458	(1,494)	18,736
Asset-backed securities	4,571	18	(34)	4,555
Mortgage-backed securities	9,723	28	(582)	9,169
Total fixed maturities	38,640	513	(2,313)	36,840
Short-term investments	433	—	—	433
Total trading investments	39,073	513	(2,313)	37,273
Total investments	$838,096	$11,392	$(2,313)	$847,175

December 31, 2005	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Fixed maturities:
U.S. government and government agencies	$201,272	$79	$—	$201,351
Foreign governments	8,503	176	—	8,679
Tax-exempt municipal	4,659	—	—	4,659
Corporate	159,665	111	—	159,776
Asset-backed securities	32,824	7	—	32,831
Mortgage-backed securities	255,124	113	—	255,237
Total fixed maturities	662,047	486	—	662,533
Short-term investments	36,581	7	—	36,588
Total available-for-sale investments	698,628	493	—	699,121
Trading:
Fixed maturities:
U.S. government and government agencies	896	—	(5)	891
Corporate	24,558	1,226	(589)	25,195
Asset-backed securities	4,602	28	(21)	4,609
Mortgage-backed securities	7,359	4	(124)	7,239
Total fixed maturities	37,415	1,258	(739)	37,934
Short-term investments	382	—	—	382
Total trading investments	37,797	1,258	(739)	38,316
Total investments	$736,425	$1,751	$(739)	$737,437

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Due to the Company’s decision to place most of its specialty insurance and reinsurance lines into orderly run-off, the Company has concluded that it may no longer have the ability or intent to hold its available for sale securities for a sufficient period of time to allow recovery. Accordingly, during the years ended December 31, 2006, 2005 and 2004, the Company recorded $16.9 million, $10.2 million and zero in other than temporary impairment losses. Therefore at December 31, 2006 and 2005 there were no available for sale securities with any unrealized losses, as any losses have been recognized as realized.

Contractual maturities of the Company’s available for sale fixed maturities as of December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2006	Amortized cost or cost	Fair value
Fixed maturities:
Due in one year or less	$255,797	$257,000
Due after one year through five years	272,581	274,182
Due after five years through 10 years	57,306	59,560
Due after 10 years	8,287	7,444
Total fixed maturities	593,971	598,186
Mortgage and asset-backed securities	244,125	248,989
Total	$838,096	$847,175

Unaudited credit ratings of the Company’s fixed maturities as of December 31, 2006 and 2005 are shown below.

	December 31, 2006		December 31, 2005
Ratings *	Amortized cost or cost	Percentage	Amortized cost or cost	Percentage
AAA	$721,708	86.1%	$528,827	71.8%
AA	29,012	3.5%	32,191	4.4%
A	76,301	9.1%	145,224	19.7%
BBB	7,878	0.9%	30,183	4.1%
Below BBB	3,197	0.4%	—	—
Total	$838,096	100.0%	$736,425	100.0%

* – ratings as assigned by Standard & Poor’s Corporation

The components of net investment income for the years ended December 31, 2006, 2005 and 2004 were derived from the following sources:

	2006	2005	2004
Fixed maturities	$35,669	$26,879	$16,862
Cash, cash equivalents and short-term investments	5,201	1,909	1,494
Gross investment income	40,870	28,788	18,356
Net amortization of discount/premium	6,705	(157)	(2,949)
Investment expenses	(1,641)	(1,450)	(1,100)
Net investment income	$45,934	$27,181	$14,307

Gross realized pre tax investment gains and losses for the year ended December 31, 2006 were approximately $0.4 million and $16.3 million. Gross realized pre tax investment gains and losses for

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

the year ended December 31, 2005 were approximately $4.4 million and $17.4 million. Gross realized pre tax investment gains and losses for the year ended December 31, 2004 were approximately $3.4 million and $3.2 million. All gains and losses were realized from the sale of fixed maturity investments, except for $16.9 million and $10.2 million of realized losses relating to other than temporary impairment charges for the years ended December 31, 2006 and 2005. There were no other than temporary impairment charges in the year ended December 31, 2004. There were $0.6 million and $0.3 of realized losses during the years ended December 31, 2006 and 2004 and $1.5 million of realized gains during the year ended December 31, 2005 on derivative investments.

7.    Funds at Lloyd’s

On December 9, 2004, Quanta 4000 Holding Company Ltd., on behalf of Quanta 4000 Ltd., deposited with Lloyd’s cash and investments having on the date of deposit a market value of £57.5 million, or $107.9 million, to support the underwriting activities of Syndicate 4000. Between December 9, 2004 and March 1, 2007, Quanta 4000 Ltd. was the sole member of Syndicate 4000 and committed 100% of its capital requirements. On March 1 2007, Chaucer Plc. became a contributing member of Syndicate 4000 by committing to provide 10% of Syndicate 4000’s capital requirements for the 2007 underwriting year. Quanta 4000 Ltd. has committed to provide 90% of Syndicate 4000’s capital requirement for the 2007 underwriting year and will maintain funds at Lloyd’s for every underwriting year in which it has business through Syndicate 4000 at Lloyd’s. The cash and investments are held by Lloyd’s in its capacity as trustee of a Lloyd’s Deposit Trust Deed (Third Party Deposit) dated December 23, 2004 and made between Quanta 4000 Holding Company Ltd., Quanta 4000, and Lloyd’s, as security for the underwriting obligations of Syndicate 4000 (including certain obligations arising under Lloyd’s byelaws and other rules). At the request of Quanta 4000 Holding Company Ltd. and Quanta 4000 Ltd., Lloyd’s has appointed a custodian to hold the cash and investments on its behalf and an investment manager to manage the cash and investments in accordance within certain investment objectives and restrictions agreed between Quanta 4000 Holding Company Ltd., Quanta 4000 Ltd. and Lloyd’s and in accordance with investment criteria and within restrictions specified by Lloyd’s. The cash and investments held by Lloyd’s are included within Notes 6 and 13(c).

The premium trust fund at Lloyd’s holds the premiums written and received by Syndicate 4000. The amounts in the premium trust fund are used first to cover the expenses and future investments that may be necessary to support Syndicate 4000 obligations, then for the discharge of certain permitted trust outgoings and, thereafter, to the corporate members of Syndicate 4000 as a release of underwriting year profits as each underwriting year is closed which, in general, if after a three year period following the end of the underwriting year.

The release from these trusts to Quanta 4000 Ltd. and, therefore the availability for purposes of dividend payment by Quanta 4000 Ltd. to its direct and indirect corporate parents, of profits earned on the Lloyd’s business of Quanta 4000 Ltd. is restricted by Lloyd’s byelaws and other rules which generally provide, among other things, that only those funds are released for which the underwriting year has been closed, a process which routinely takes three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants of the next underwriting year, or by purchasing ‘‘reinsurance to close’’ from a third party syndicate.

As of December 31, 2006, funds at Lloyd’s in the form of cash and investments with a market value of $116.3 million were held by Lloyd’s as trustee. No additional cash and investments were required to be deposited with Lloyd’s to support the syndicate’s 2007 underwriting year. As of

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

December 31, 2005, cash and investments with a market value of $114.9 million were held by Lloyd’s as trustee, which included $6.3 million of investments deposited to support the Syndicate 4000’s 2006 underwriting year.

At December 31, 2006, in addition to its Funds at Lloyd’s, the Company had cash and investments of $64.9 million that were held in the premium trust funds for payments and discharge of certain trust outgoings, and a further $8.4 million held on deposit pursuant to regulatory requirements. At December 31, 2005, in addition to its Funds at Lloyd’s, the Company had cash and investments of $15.1 million that was held in the premium trust funds for payments and discharge of certain trust outgoings, and a further $13.5 million held on deposit pursuant to regulatory requirements.

8.    Derivative instruments

The Company is exposed to potential loss on its derivative activities from various market risks, and manages these market risks based on guidelines established by management. Derivative instruments are carried at fair value with the resulting realized and unrealized gains and losses recognized in the consolidated statement of operations in the period in which they occur. The change in fair value is included in other income in the consolidated statement of operations.

The following table summarizes these instruments and the effect on net loss and comprehensive loss for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Net change in unrealized losses	Net realized gains (losses)	Net change in unrealized gains	Net realized gains	Net change in unrealized losses	Net realized losses
Investment derivatives	$(88)	$144	$108	$1,492	$(185)	$(323)
Mortality linked embedded derivatives	—	(752)	216	42	(216)	—
Net realized and unrealized gains (losses) on derivatives	$(88)	$(608)	$324	$1,534	$(401)	$(323)

a)    Investment Derivatives

The Company has previously used foreign currency forward contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency denominated fixed maturity investments. These forward currency contracts are not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts are recorded in the consolidated statement of operations in the period in which they occur. These contracts generally have maturities of three months or less. As of December 31, 2006, 2005 and 2004, the net notional amount of foreign currency forward contracts was zero, with a net fair market value of zero, zero and $(0.3) million and net unrealized losses of zero, zero and $(0.3) million. For the years ended December 31, 2006, 2005 and 2004, net realized gains (losses) on settled foreign currency forward contracts totaled approximately $0.1 million, $1.4 million and $(0.4) million.

During the years ended December 31, 2006, 2005 and 2004, the Company utilized other derivative instruments such as swaps and options to manage total investment returns in accordance with its investment guidelines and recognized net realized gains on these instruments of $0.1 million, $0.1 million and $0.1 million. As of December 31, 2006 and 2005, the fair market value of other derivative instruments was negligible and net unrealized gains of other derivative instruments was zero and $0.1 million. As of December 31, 2004, the fair market value of other derivative instruments was negligible and net unrealized gains were $0.1 million.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

b)    Mortality linked embedded derivative

During the year ended December 31, 2005, the Company sold a mortality-risk-linked security that it had held since the fourth quarter of 2003. Simultaneously, it entered into a derivative total return swap agreement with an unrelated third party financial institution with reference to the same asset. The Company also entered into another derivative total return swap agreement with the same financial institution with reference to a similar mortality-risk-linked security. As a result, the Company retained all the risks and rewards of these two securities without having ownership of them. Income received from the total return swaps and any fair value adjustments was included in other income in the consolidated statement of operations. The Company recorded total return swaps at fair value, based on quoted market prices. Where such valuations were not available, the Company used internal valuation models to estimate fair value. The derivative total return swap agreement was subsequently terminated in April 2006. During the years ended December 31, 2006, 2005 and 2004 the Company recorded $0.1 million, $0.1 million and zero in unrealized (losses) gains associated with the change in fair value of these derivatives.

9.    Reinsurance

Reinsurance assets due from our reinsurers include losses and loss adjustment expenses recoverable and deferred reinsurance premiums. The Company is subject to credit risk with respect to reinsurance ceded because the ceding of risk does not relieve the Company from its primary obligations to its policyholders. Failure of the Company’s reinsurers to honor their obligations could result in credit losses. As at December 31, 2005 the Company recorded a provision for credit losses relating to losses and loss adjustment expenses recoverable of $0.6 million which was increased during the year ended December 31, 2006 resulting in a provision as at December 31, 2006 of $2.0 million, as described in Note 2(e). The Company did not record any credit losses for the year ended December 31, 2004. No amounts were written off during the years ended December 31, 2006, 2005 or 2004.

The following table lists the Company’s largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at December 31, 2006 and the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Ltd.	$56.7	A+
Various Lloyd’s syndicates	24.9	A
Arch Reinsurance Ltd.	26.3	A
Aspen Insurance Ltd.	11.1	A−
Allianz Marine & Aviation Versicherungs AG	10.7	A−
The Toa Reinsurance Company, Ltd. (Tokyo)	10.6	A
Glacier Reinsurance AG	9.7	A−
Transatlantic Reinsurance Company	9.1	A+
Odyssey America Reinsurance Corporation	8.9	A
Max Re Ltd.	8.3	A−
General Fidelity	8.2	A−
XL Capital Ltd.	7.4	A+
PXRE Group Ltd.	5.8	NR
Other Reinsurers Rated A− or Better	19.5	A−
All Other Reinsurers	4.0	Various
Total	$221.2

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

No reinsurers other than those included above accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of December 31, 2006.

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the years ended December 31, 2006, 2005 and 2004 is shown below.

Year ended December 31, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$139,671	$273,694	$156,471
Reinsurance assumed	19,058	108,197	64,602
Gross	158,729	381,891	221,073
Ceded reinsurance	(78,175)	(156,592)	(64,952)
Net	$80,554	$225,299	$156,121

Year ended December 31, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$367,890	$246,955	$226,712
Reinsurance assumed	241,045	270,537	297,336
Gross	608,935	517,492	524,048
Ceded reinsurance	(218,894)	(153,417)	(199,799)
Net	$390,041	$364,075	$324,249

Year ended December 31, 2004	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$136,600	$39,937	$27,397
Reinsurance assumed	357,812	225,136	185,001
Gross	494,412	265,073	212,398
Ceded reinsurance	(74,871)	(27,933)	(13,482)
Net	$419,541	$237,140	$198,916

Gross premiums written include $97.8 million of returned gross premium associated with cancelled policies during the year ended December 31, 2006.

10.    Goodwill and other intangible assets

The carrying amount of goodwill, which primarily related to the Company’s technical services segment, was $12.6 million as of December 31, 2005, which included a $5.0 million earn-out payment that was contingent upon ESC achieving specified earnings targets during the two year period ended December 31, 2005 which was paid during 2006. During 2006, the Company determined that its goodwill asset of $12.6 million related to its acquisition of ESC was impaired. The impairment was the result of the uncertain future outlook of ESC and a decline in expected technical services revenues in future periods given the Company’s exit from its environmental insurance line of business. The impairment charge of $12.6 million was recorded in the Company’s results for the three months ended June 30, 2006 and was charged to the technical services segment. Following the disposal of ESC, as described in Note 3, the impairment charge was reclassified in the Statements of Operations to (loss) income from discontinued operations.

As a result of the Company’s decision to cease underwriting and place most of its specialty insurance and reinsurance lines into orderly run-off, the Company has determined that its U.S.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

insurance licenses do not have indefinite useful lives and in accordance with Statement of Financial Accounting Standards No. 144 ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the Company began amortizing these licenses to their estimated net realizable value over their estimated useful life. During the quarter ended December 31, 2006, in connection with the preparation of a run-off business plan, the Company determined that it was appropriate to evaluate the license asset for impairment, the results of which indicated that the license asset was impaired. Accordingly, the Company wrote down the license asset to its estimated net realizable value of approximately $7.4 million as of December 31, 2006. The Company recorded impairment and amortization of $1.7 million during 2006. The carrying amount of these intangible assets, which were not subject to amortization as of December 31, 2005, was $9.1 million.

11.    Reserve for losses and loss adjustment expenses

The following table represents the activity in the reserve for losses and loss adjustment expenses for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Reserve for losses and loss adjustment expenses at beginning of period	$533,983	$159,794	$4,454
Losses and loss adjustment expenses recoverable (Net of paid recoveries of 2006: $5,943, 2005: zero and 2004: zero)	(184,410)	(13,519)	(3,263)
Net reserve for losses and loss adjustment expenses at beginning of period	349,573	146,275	1,191
Net losses and loss adjustment expenses incurred related to losses occurring in:
Current year	162,411	320,227	198,923
Prior years	(6,290)	4,022	(7)
Total net incurred losses and loss adjustment expenses	156,121	324,249	198,916
Net losses and loss adjustment expenses paid related to losses occurring in:
Current year	(13,678)	(66,634)	(54,051)
Prior years	(53,910)	(53,310)	—
Total net paid losses and loss adjustment expenses	(67,588)	(119,944)	(54,051)
Foreign exchange loss (gain)	4,242	(1,007)	219
Net reserve for losses and loss adjustment expenses at end of period	442,348	349,573	146,275
Losses and loss adjustment expenses recoverable (Net of paid recoveries of 2006: $39,958, 2005: $5,943 and 2004: zero)	181,270	184,410	13,519
Reserve for losses and loss adjustment expenses at end of period	$623,618	$533,983	$159,794

During the years ended December 31, 2006 and 2005, the Company incurred estimated ultimate net losses and loss adjustment expenses, excluding reinstatement premiums, of $5.0 million and $83.3 million related to Hurricanes Katrina, Rita and Wilma (‘‘2005 Hurricanes’’), which represents the Company’s best estimate of losses based upon information currently available. The Company’s estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. While the Company believes that its reserves for the 2005 Hurricanes are adequate, the exact losses will be unknown for some time given the uncertainty around the industry loss estimates, the size and

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

complexity of the 2005 Hurricanes, limited claims data and potential legal and regulatory developments related to potential losses. As a result, the Company’s losses may vary significantly from the recorded estimates.

As of December 31, 2006, the Company completed its review of loss reserves and losses incurred in each of its lines of business. As a result of this review the Company updated its expected ultimate loss ratios for certain accident periods in certain lines of business. The Company recorded net favorable development on prior year loss reserves of $6.3 million, including $5.0 million of adverse development (excluding reinstatement premiums) on the 2005 Hurricanes in our property reinsurance and marine, technical risk and aviation product lines and $2.6 million of adverse development related to an environmental oil pipeline claim that occurred in 2005. The Company also recorded in the year ended December 31, 2006 approximately $13.9 million of other net favorable developments in several of its product lines, including fidelity, the property component of HBW, environmental, professional and surety product lines. Actual loss experience in these product lines was better than expected in maturing accident periods.

Management believes that the assumptions used represent a realistic and appropriate basis for estimating the reserve for losses and loss adjustment expense as of December 31, 2006, 2005 and 2004. However, these assumptions are subject to change and the Company continually reviews and adjusts its reserve estimates and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. While management believes it has made a reasonable estimate of loss expenses occurring up to the consolidated balance sheet date, the ultimate costs of claims incurred could exceed the Company’s reserves and have a materially adverse effect on its future results of operations and financial condition.

12.    Junior subordinated debentures

On December 21, 2004, the Company participated in a private placement of $40.0 million of floating rate capital securities (the ‘‘2004 Trust Preferred Securities’’) issued by Quanta Trust. The 2004 Trust Preferred Securities mature on March 15, 2035, are redeemable at the Company’s option at par beginning March 15, 2010, and require quarterly distributions of interest by Quanta Trust to the holder of the 2004 Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate (‘‘LIBOR’’) plus 385 basis points, which equated to an interest rate of 6.37% at December 31, 2004. Quanta Trust simultaneously issued 1,238 of its common securities to the Company for a purchase price of $1.2 million, which constitutes all of the issued and outstanding common securities of Quanta Trust. The Company’s investment of $1.2 million in the common shares of Quanta Trust is recorded in other assets in the consolidated balance sheet.

Quanta Trust used the proceeds from the sale of the 2004 Trust Preferred Securities and the issuance of its common securities to purchase $41.2 million junior subordinated debt securities, due March 15, 2035, in the principal amount of $41.2 million issued by the Company (the ‘‘2004 Debentures’’). The net proceeds of the transaction were $38.8 million, after the deduction of approximately $1.2 million of commissions paid to the placement agents in the transaction and approximately $1.2 million representing the Company’s investment in Quanta Trust.

On February 24, 2005, the Company participated in a private placement of $20.0 million of floating rate capital securities (the ‘‘2005 Trust Preferred Securities’’ and, together with the 2004 Trust Preferred Securiteis, the ‘‘Trust Preferred Securities’’)) issued by Quanta Trust II. The 2005 Trust Preferred Securities mature on June 15, 2035, are redeemable at the Company’s option at par beginning June 15, 2010, and require quarterly distributions of interest by Quanta Trust II to the holder of the 2005 Trust Preferred Securities. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to the LIBOR plus 350 basis points. Quanta Trust II

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

simultaneously issued 619 of its common securities to the Company for a purchase price of $0.6 million, which constitutes all of the issued and outstanding common securities of Quanta Trust II. The Company’s investment of $0.6 million in the common shares of Quanta Trust II is recorded in other assets in the consolidated balance sheet.

Quanta Trust II used the proceeds from the sale of the 2005 Trust Preferred Securities and the issuance of its common securities to purchase $20.6 million junior subordinated debt securities, due June 15, 2035, in the principal amount of $20.6 million issued by the Company (the ‘‘2005 Debentures’’ and, together with the 2004 Debentures, the ‘‘Debentures’’). The net proceeds of the transaction were $19.6 million from the sale of the debentures to Quanta Trust II, after the deduction of approximately $0.4 million of commissions paid to the placement agents in the transaction and approximately $0.6 million representing the Company’s investment in Quanta Trust II.

The Debentures were issued pursuant to Indentures (the ‘‘Indentures’’), dated December 21, 2004 in respect of Quanta Trust and dated February 24, 2005 in respect of Quanta Trust II, by and between the Company and JPMorgan Chase Bank, N.A., as trustee. The terms of the Debentures are substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Debentures paid by the Company will be used by Quanta Trust and Quanta Trust II to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indentures permit the Company to redeem the Debentures (and thus a like amount of the Trust Preferred Securities) on or after March 15, 2010 in respect of Quanta Trust and June 10, 2010 in respect of Quanta Trust II. If the Company redeems any amount of the Debentures, Quanta Trust and Quanta Trust II must redeem a like amount of the Trust Preferred Securities.

Pursuant to Guarantee Agreements (the ‘‘Guarantee Agreements’’), dated December 21, 2004 in respect of Quanta Trust and dated February 24, 2005 in respect of Quanta Trust II, by and between the Company and JPMorgan Chase Bank, N.A., as trustee, the Company has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case to the extent of funds held by Quanta Trust and Quanta Trust II. The obligations of the Company under the Guarantee Agreements and the Trust Preferred Securities are subordinate to all of the Company’s debt.

The issuance costs incurred related to Quanta Trust and Quanta Trust II have been capitalized and are included in other assets in the consolidated balance sheet. Issuance costs are being amortized over the term of the Debentures as a component of interest expense.

Quanta Trust and Quanta Trust II are determined to be Variable Interest Entities (‘‘VIE’’) under FASB Interpretation No. 46(R) ‘‘Consolidation of Variable Interest Entities (‘‘FIN46(R)’’). The Company was not determined to be the primary beneficiary of Quanta Trust and Quanta Trust II and in accordance with FIN46(R) has not consolidated Quanta Trust and Quanta Trust II in the consolidated financial statements. The earnings of Quanta Trust and Quanta Trust II are included in the consolidated statement of operations and comprehensive (loss) income.

On November 29, 2006, the Company exercised its right under the Indentures described above and provided notice that it had elected to defer payments of interest on its Junior Subordinated Debt Securities due March 15, 2035 and June 15, 2035 under the related Indentures dated December 21, 2004 and February 24, 2005, respectively, until March 15, 2007.  In the future, the Company may elect to extend the deferral of interest to future periods.  As a consequence of this deferral, the Company is precluded from paying dividends or distributions, redeeming, purchasing, acquiring or making liquidation payments on its 10.25% Series A Preferred Shares and its common stock until after it has paid all interest presently deferred and any interest deferred in the future. At December 31, 2006 and 2005 the Company had accrued interest of $1.6 million and zero.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

13.    Concentrations, commitments and contingencies

a)    Concentrations of credit risk

As of December 31, 2006 and 2005, substantially all of the Company’s cash and cash equivalents, and investments were held by three custodians, and two custodians as of December 31, 2004. Management believes these custodians to be of high credit quality. The Company’s investment portfolio is managed by external investment advisors in accordance with the Company’s investment guidelines. The Company’s investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of December 31, 2006, 2005 and 2004, the largest single non-U.S. government and government agencies issuer accounted for less than 2% of the aggregate market value of the externally managed portfolios.

The premiums receivable balances of $34.6 million and $115.1 million as of December 31, 2006 and 2005 include approximately $2.0 million, or 5.8%, and approximately $20.3 million, or 17.6%, from one third party agent that sources the residential builders’ and contractors’ program that provides new home contractors throughout the U.S. with general liability, builders’ risk and excess liability insurance coverages as well as reinsurance for warranty coverage (known as the ‘‘HBW program’’). In addition, as of December 31, 2005 and 2004 the premiums receivable balance includes approximately $13.4 million, or 38.7% and approximately $12.9 million, or 11.2% of premiums due from Lloyds. The Company has not experienced any losses related to premiums receivables from either of these third parties to date and monitors the aged premiums receivable balances on a monthly basis.

At December 31, 2006 the Company had a provision for uncollectible premiums receivable of $0.9 million which was established during the year ended December 31, 2006. The Company did not record any provision for uncollectible premiums receivable for the years ended December 31, 2005 and 2004. No balances were written off during the years ended December 31, 2006, 2005 and 2004.

Concentrations related to reinsurance assets due from reinsurers are discussed further in Note 9.

b)    Concentrations of premium production

During the years ended December 31, 2006, 2005 and 2004, the HBW program accounted for approximately $61.9 million, or 39.0%, $165.9 million, or 27.2%, and $150.6 million, or 30.5%, of the Company’s gross written premiums. Policies underwritten in this program are sourced by one third party agent that the Company believes is a large and established specialist in this class of business.

During the years ended December 31, 2006, 2005 and 2004, Syndicate 4000 accounted for approximately $91.8 million, or 57.8%, $80.7 million, or 13.3%, and $6.1 million, or 1.2%, of the Company’s gross written premiums.

Syndicate 4000 generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the year ended December 31, 2006, two brokers accounted for approximately 21% and 14% of the gross premiums written. No other brokers accounted for more than 10% of the underwriting segment’s gross written premium for the year ended December 31, 2006. During the year ended December 31, 2005, three brokers accounted for approximately 42%, 25% and 11% of the Lloyd’s segment’s gross premiums written. No other brokers accounted for more than 10% of the underwriting segment’s gross written premium for the year ended December 31, 2005.

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

The Company participates in the Lloyd’s of London market through Syndicate 4000 at Lloyd’s and has dedicated a significant amount of its capital to the Lloyd’s business. The regulations of the Council of Lloyd’s determine the amount of premium that may be written, also known as stamp capacity, based on the Company’s funds at Lloyd’s. Funds at Lloyd’s are discussed further in Note 7.

The Company has also issued letters of credit (‘‘LOC’’) under its Credit Agreement described in Note 18, for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space. As of December 31, 2006 we had $235.4 million of fully secured letters of credit issued and outstanding under our Credit Agreement

The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company’s obligations associated with the assumption of environmental remediation liability.

The fair values of these restricted assets by category at December 31, 2006 and 2005 are as follows:

	2006		2005
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$979	$28,888	$422	$29,328
Funds deposited with Lloyd’s	52,838	136,788	35,472	107,759
LOC pledged assets	2,520	271,129	17,865	199,342
Trust funds	9,331	191,463	15,544	118,686
Amounts held in trust funds related to deposit liabilities	2,475	36,840	13,540	38,316
Total	$68,143	$665,108	$82,843	$493,431

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

d)    Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases, are as follows:

Year ending December 31,
2007	$1,323
2008	790
2009	775
2010	773
2011	599
2012 and thereafter	555
Total	$4,815

Effective during January 2007, the Company entered into a new lease for offices of the Company’s U.S. subsidiaries’ operations in downtown New York. Also effective during January 2007, the Company entered into a lease assignment transaction which relieves the Company of all obligations under a lease of office space used by the Company’s U.S. subsidiaries through mid-February 2007. The future minimum lease payments above have been adjusted to reflect these January leasing transactions. Accordingly, lease commitments totaling $30.5 million related to the assigned lease have been excluded from the future minimum lease payments.

Total rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004, was approximately $5.4 million, $5.3 million and $4.4 million.

e)    Taxation

Quanta Holdings is a Bermuda corporation and, except as described in Note 14 below, neither it nor its non-U.S. subsidiaries have paid or provided for U.S. income taxes on the basis that they are not engaged in a U.S. trade or business or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service will not contend that the Company or its non-U.S. subsidiaries are engaged in a U.S. trade or business or otherwise subject to taxation. If the Company or its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., the Company or such subsidiaries could be subject to U.S. tax at regular corporate tax rates on its taxable income, if any, that is effectively connected with such U.S. trade or business plus an additional 30% ‘‘branch profits’’ tax on such income remaining, if any, after the regular corporate taxes, in which case there could be a significant adverse effect on the Company’s results of operations and its financial condition.

f)    Employment agreements

The Company has entered into employment agreements with certain officers and key employees that provide for severance payments and executive benefits under certain circumstances.

g)    Litigation

On February 5, 2007 a class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Quanta Holdings, James J. Ritchie, the Company’s Executive Chairman, Jonathan J. R. Dodd, the Company’s Chief Financial Officer, Robert Lippincott III, a director and

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

formerly the Company’s Interim Chief Executive Officer and President, Michael J. Murphy, Nigel W. Morris, W. Russell Ramsey and Wallace L. Timmeny, all former directors, Friedman Billings Ramsey & Co., Ltd and BB&T Capital Markets on behalf of a putative class consisting of investors who purchased our publicly traded Series A preferred securities and common shares between December 14, 2005 and March 2, 2006.  The complaint alleges, among other things, that we made false, misleading and incomplete statements and that the prospectuses we issued in connection with the sale of Series A preferred shares and common shares in December 2005, at the time they became effective, were inaccurate or misleading, contained untrue statements of material fact and/or omitted to state material facts necessary to make the statements made therein not misleading, in violation of Section 11 of the Securities Act of 1933.  The class action Litigation seeks an unspecified amount of damages, as well as other forms of relief.

On February 26, 2007, a second class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Quanta Holdings, Tobey J. Russ, the former Chairman and Chief Executive Officer, John Brittain, the former Chief Financial Officer, Jonathan Dodd, James J. Ritchie and Robert Lippincott III.  This class action lawsuit was filed on behalf of a putative class consisting of investors who purchased our publicly traded common shares between May 14, 2004 and May 2, 2006.  The complaint alleges, among other things, that our disclosures about our reserves and other matters were inadequate in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under.  This class action lawsuit seeks an unspecified amount of damages, as well as other forms of relief.

In the normal course of business, we are involved in various claims and legal proceedings, including litigation and arbitration.  Management does not believe that the eventual outcome of any such pending ordinary course of business litigation or arbitration is likely to have a material effect on our financial condition.  Many of our insurance and reinsurance arrangements require disputes there under to be finally settled by binding arbitration.

As prescribed by FASB statement No.5 ‘‘Accounting for Contingencies’’ (‘‘SFAS 5’’), due to the uncertainty over the likely outcome of this litigation and a lack of a reliable estimate of potential damages no provision has been made in the accounts for the year ended December 31, 2006. In addition, any legal costs associated with the litigation will be expensesd as incurred.

14.    Taxation

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on its income or realized capital gains. The Company has received an undertaking from the Minister of Finance of Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

Quanta U.S. Holdings and its operating subsidiaries are subject to income taxes imposed by U.S. authorities. The Company’s operating units in the United Kingdom and Ireland are subject to the relevant income taxes imposed by those jurisdictions.

Effective August 15, 2003, Quanta Re U.S. made an election under Section 953(d) of the Internal Revenue Code of 1986 (‘‘IRC’’), as amended, to be treated as a domestic corporation for United States federal income tax purposes. As a result of the ‘‘domestic election’’, Quanta Re U.S. is subject to U.S taxation on its worldwide income as if it were a U.S. corporation.

Quanta U.S. Holdings together with its operating subsidiaries have elected to file a consolidated U.S. tax return. Under IRC Section 953(d), net operating losses generated by Quanta Re U.S. may only be carried back two years and forward twenty years and offset past or future U.S. federal taxable income that is generated by Quanta Re U.S.

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

The consolidated income tax provisions for the years ended December 31, 2006, 2005 and 2004 are as follows:

Continuing operations:

	2006	2005	2004
Current tax expense	$—	$—	$—
U.S. Federal	—	—	—
U.S. State	14	232	—
Non-U.S.	—	—	—
Total current expense	14	232	—
Deferred tax expense (benefit)
U.S. Federal	(24,351)	(11,447)	(7,318)
U.S. State	—	—	—
Non-U.S.	—	—	—
Change in valuation allowance	24,351	11,447	7,318
Total deferred expense	—	—	—
Total income tax expense	$14	$232	$—

As described above, on September 15, 2006 ESC was sold. ESC was a single member Limited Liability Company that had been disregarded for tax purposes and thus did not incur any stand alone tax liability. Its sale was treated as a sale of assets by its member.

No current U.S. Federal or foreign income taxes were paid or payable during the years ended December 31, 2006, 2005 and 2004.

Income tax benefit attributable to income for the years ended December 31, 2006 and 2005 and 2004 differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before taxation as a result of the following:

Continuing operations:

	2006	2005	2004
Computed expected tax benefit	$(22,687)	$(37,083)	$(19,103)
Foreign (income) loss not subject to U.S. tax	(632)	24,637	11,453
Loss from controlled foreign corporation	455	—	—
Income subject to tax at foreign rates	1,670	653	133
Loss on sale of ESC	(5,028)	—	—
Reversal of deferred taxes	4,018	—	—
Others	(2,147)	346	199
Effect of valuation allowance	24,351	11,447	7,318
Actual income tax expense	$—	$—	$—

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax purposes. The significant components of the net deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Bonus provisions	$1,890	$2,374
Reserves for losses and loss adjustment expenses	3,512	3,879
Unearned premiums	1,278	4,097
Deferred income	87	380
Net unrealized investment losses	4,060	1,849
Net operating loss carry forwards	33,783	15,651
Write down of goodwill	603	—
Capital Loss from sale of ESC	4,418	—
Other	169	12
Total deferred tax assets	49,800	28,242
Valuation allowance	(49,141)	(24,795)
Total deferred tax assets net of valuation allowance	659	3,447
Deferred tax liabilities:
Deferred acquisition costs	149	(1,701)
Amortization of intangible assets	(686)	(759)
Prepaid expenses	—	(98)
Depreciation of property and equipment	225	(727)
Other	(347)	(162)
Total deferred tax liabilities	(659)	(3,447)
Net deferred tax liability	$—	$—

As of December 31, 2006 and 2005, the Company has a net deferred tax asset relating to net operating loss carry forwards for U.S. federal income tax purposes of approximately $106.6 million and $46.4 million, which are available to offset future U.S. federal taxable income through 2026. As of December 31, 2006, the Company had a deferred tax asset related to capital losses of approximately $4.4 million, which is available to offset future U.S. federal taxable income through 2011. As of December 31, 2006 and 2005, approximately $17 million and $9.8 million of the net operating loss carry forwards are dual consolidation losses generated by Quanta Re U.S. and can only be used to offset future taxable income earned by Quanta Re U.S.

As a company with limited operating history, the realization of deferred tax assets from future taxable income and future reversals of existing taxable temporary differences is currently neither assured nor accurately determinable. Accordingly, the Company has recorded a full valuation against 100% of its net deferred tax assets as of December 31, 2006 and 2005.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

15.    Shareholders’ equity

The authorized common share capital of the Company consists of 200,000,000 common shares of par value $0.01 each. The following table is a summary of common shares issued and outstanding for the years ended December 31, 2006 and 2005:

	2006	2005	2004
Issued and outstanding common shares, beginning of period	69,946,861	56,798,218	56,798,218
Shares issued	61,324	13,148,643	—
Issued and outstanding common shares, end of period	70,008,185	69,946,861	56,798,218

The common shares issued during the year ended December 31, 2006 all related to director compensation in lieu of cash compensation. Of the 13,148,643 common shares issued in 2005, 11,802 shares were issued in lieu of directors’ compensation. During the year ended December 31, 2004, the Company did not issue any common shares to directors in lieu of cash compensation.

On September 3, 2004, in connection with the closing of the sale of common shares, the Company granted certain founders of the Company warrants to purchase common shares. These warrants were immediately and fully exercisable at the time of issuance at $10.00 per share and have a ten year term. At December 31, 2006, 2005 and 2004 there were 2,542,813 warrants outstanding.

16.    Mandatorily redeemable preferred shares

The authorized preference share capital of the Company consists of 25,000,000 preferred shares of a par value of $0.01 each.

On December 20, 2005, the Company issued and sold 3,000,000 10.25% Series A Preferred Shares at $25 per share, par value $0.01 per share in an underwritten public offering. Upon liquidation, dissolution or winding-up, the holders of the series A preferred shares will be entitled to receive from our assets legally available for distribution to shareholders a liquidation preference of $25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date fixed for distribution. Dividends on the Series A Preferred Shares will be payable on a non-cumulative basis only when, as and if declared by our board of directors, quarterly in arrears on the fifteenth day of March, June, September and December of each year, commencing on March 15, 2006. Dividends declared on the Series A Preferred Shares will be payable at a rate equal to 10.25% of the liquidation preference per annum (equivalent to $2.5625 per share). On January 11, 2006, the Company issued and sold, net of expenses, an additional 130,525 10.25% Series A Preferred Shares at $25 per share following the exercise of the over-allotment option that was granted to the underwriters on December 14, 2005.

During the year ended December 31, 2006 the board of Directors declared and paid a first quarter dividend of $1.9 million. For the remaining three quarters of 2006 the board of Directors did not declare a dividend. As the Series A Preferred Shares are non-cumulative the Company has no accrual for the undeclared dividends at December 31, 2006.

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Year	Per Share Redemption Price
2010	$28.00
2011	$27.40
2012	$26.80
2013	$26.20
2014	$25.60
2015 and thereafter	$25.00

17.    Employee benefit plans

a)    Pension plans

The Company provides pension benefits to eligible employees through various defined contribution plans, including 401(k) plans, sponsored by the Company. Under these plans, employee contributions may be supplemented by the Company matching contributions based on the level of employee contribution up to certain maximum amounts. Expenses incurred relating to these plans during the years ended December 31, 2006, 2005 and 2004, totaled $1.3 million, $1.3 million and $0.9 million.

b)    Options and stock based compensation

In July 2003, the shareholders of the Company approved the 2003 long-term incentive plan (the ‘‘Incentive Plan’’). The Incentive Plan provides for the grant to eligible employees, directors and consultants of stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, dividend equivalents and other share-based awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven or ten-year contractual terms. Recipients of awards may exercise at any time after they vest and before they expire, except that no awards may be exercised after seven or ten years from the date of grant, as the case may be.

Performance share units were also awarded to various employees pursuant to the Incentive Plan. The number of shares of common stock to be received under these awards following December 31, 2007 (the end of the performance period) will depend on whether the Company’s GAAP average return on shareholders’ equity over a three year period preceding December 31, 2007 was 12% or higher. The grantees will receive shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

Since unvested performance share units are contingent upon satisfying performance objectives, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance share units are included in basic shares outstanding when issued.

Awards with graded vesting features are accounted for using the graded-vesting method in accordance with FASB Interpretation No. 28 ‘‘Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.’’

As of December 31, 2006, 2005 and 2004, the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000, 9,350,000 and 5,850,000.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

As of December 31, 2006, there was $0.7 million of total unrecognized compensation cost related to non vested share-based compensation arrangements with respect to stock options and performance share units granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.

The compensation cost that was expensed in the Statement of Operations during the year ended December 31, 2006 was $0.4 million.

i)    Options

In accordance with SFAS 123 and SFAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula that uses the assumptions noted in the following table, which represent the weighted average assumptions used for grants in the periods presented. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate future employee terminations. The expected term of options granted is calculated using the Staff Accounting Bulletin No. 107 simplified method. It is the mid-point between the vesting date and the expiration date and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on historical data.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Expected volatility	48.9%	24.0%	24.0%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.1%	4.0%
Expected term (in years)	4	7	7

The following is a summary of the Company’s stock options and related activity during the year ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Number of options	Weighted Average exercise price	Number of options	Weighted Average exercise price	Number of options	Weighted Average exercise price
Outstanding — beginning of period	3,402,194	$9.55	3,052,400	$9.99	2,892,900	$10.01
Granted	210,000	2.79	1,144,608	8.66	237,000	9.62
Exercised	—	—	—	—	—	—
Forfeited	(2,825,430)	(9.60)	(794,814)	(9.83)	(77,500)	(10.02)
Outstanding — end of period	786,764	$7.51	3,402,194	$9.55	3,052,400	$9.99

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.20 and $2.31 and $3.41.

The Company did not incur any compensation expense relating to the grant of option awards during the years ended December 31, 2005 and 2004 because all options granted had an exercise price that equaled the fair market value of the underlying common stock of the Company on the date of the grant.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following is a summary of the Company’s outstanding options and exercisable options as of December 31, 2006.

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average exercise price	Average remaining contractual life	Number of options	Average exercise price
$1.88	100,000	$1.88	6.71 years	—	$—
$2.30	25,000	$2.30	9.57 years	—	$—
$2.34	25,000	$2.34	9.94 years	—	$—
$4.59-$5.00	76,666	$4.64	5.31 years	—	$—
$6.39	10,000	$6.39	5.69 years	—	$—
$8.55-$9.00	318,098	$8.93	6.55 years	—	$—
$10.00-$10.50	197,000	$10.00	5.78 years	—	$—
$11.50-$12.50	35,000	$11.99	7.22 years	—	$—

The intrinsic value of unvested stock options as of December 31, 2006 was zero.

ii)    Performance Share Units

The fair value of performance share units and restricted shares awarded under the Incentive Plan is determined based on the closing trading price of the Company’s shares on the grant date. The following is a summary of the Company’s non vested performance share units and restricted shares and related activity during the year ended December 31, 2006 and 2005:

	Year ended December 31, 2006		Year ended December 31, 2005
	Number	Weighted-average share price	Number	Weighted-average share price
Non vested – beginning of period	148,335	$7.30	—	$—
Granted	96,394	2.59	162,223	7.43
Vested	—	—	—	—
Forfeited	(68,595)	10.95	(13,888)	8.92
Non vested – end of period	176,134	$3.30	148,335	$7.30

There were no performance share units or restricted shares granted during the year ended December 31, 2004.

The intrinsic value of unvested performance shares as at December 31, 2006 was $0.2 million.

18.    Credit agreement

On October 27, 2006, the Company entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the Mandated Lead Arranger, providing for a secured bank letter of credit facility (the ‘‘ING Credit Facility’’). The ING Credit Facility provides for an aggregate commitment of up to $240 million for a period of three years terminating on October 27, 2009, pursuant to which the lenders will issue from time to time, for the account of the designated subsidiary borrowers, one or more back-to-back letters of credit naming JPMorgan Chase Bank, N.A. as beneficiary in the face amount equal to the face amount of the outstanding letters of credit under the JPM Credit Agreement (as defined below), and other letters of credit in an aggregate face amount up to the aggregate commitment. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S.

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

The ING Credit Facility has a financial covenant requiring the Company to maintain a minimum consolidated tangible net worth, as well as covenants restricting the activities of the Company and its subsidiaries, such as the incurrence of additional indebtedness and liens, the sale of assets, and the payment of dividends and other restricted payments. At December 31, 2006 the amount of letters of credit issued under the facility was $235.4 million, which included $122.3 million of back-to-back letters of credit used to collateralize the letters of credit issued under the JPM Credit Agreement (as described below). At December 31, 2006 the Company was in compliance with the covenants under the ING Credit Facility.

On October 27, 2006, the Company also entered into a Fourth Consent and Amendment to Credit Agreement (the ‘‘Fourth Amendment’’), with a syndicate of lenders and JPMorgan Chase Bank, N.A., as the Administrative Agent, which provided for certain amendments and waivers with respect to the Company’s Credit Agreement dated as of July 11, 2005 (the ‘‘JPM Credit Agreement’’).

The Fourth Amendment, among other things, permanently terminates the lenders’ obligations to extend any loan, issue any letter of credit, modify the terms of any existing letter of credit, or otherwise extend any additional credit under the JPM Credit Agreement, releases the liens granted by the Company and the designated subsidiary borrowers and transfers the collateral to the collateral agent under the ING Credit Facility in exchange for a letter of credit issued pursuant to the ING Credit Facility in a stated principal amount equal to between 102% and 105% of the letters of credit outstanding under the JPM Credit Agreement. Furthermore, the Fourth Amendment reduces certain fees payable under the JPM Credit Agreement and permanently removes most of the covenants contained in the JPM Credit Agreement, including the covenants mandating a maximum leverage ratio, a minimum consolidated net worth, restrictions against the incurrence of additional indebtedness, liens, dividends and other restricted payments, and the requirement that the Company maintain certain insurance ratings. As a result of the Fourth Amendment, the Company is no longer in default under the JPM Credit Agreement. At December 31, 2006 and 2005 the amount of letters of credit issued under the agreement was $110.9 million and $228.9 million.

19.    Related party transactions

a)    Friedman Billings Ramsey, Inc. (‘‘FBR’’)

The Company entered into an advisory agreement in December 2005 with FBR. Until December 11, 2006, W. Russell Ramsey was one of the Company’s directors who also serves on the Board of Directors of FBR. Under the advisory agreement, FBR from time to time provided financial advisory advice and assistance to the Company in connection with certain mergers and acquisitions. The agreement terminated during 2006. Under the terms of the agreement, FBR’s compensation for services provided was agreed between the Company and FBR on an arms-length basis.

In connection with the Company’s issuance of 13,136,841 common shares and 3,000,000 preferred shares during the year ended December 31, 2005, as discussed in Note 16, FBR received $3.4 million and $2.4 million for underwriting fees.

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

In connection with the offering of common stock by the Company on September 3, 2003, FBR received a placement fee equal to 7.0% of the gross proceeds received by the Company from the sale of a portion of the securities sold in the offering. This fee was approximately $33.8 million, and was recorded as offering costs as a reduction to additional paid-in capital.

In connection with the sale of ESC during 2006, FBR received advisory fees of $0.6 million directly associated with the sale.

As of December 11, 2006 FBR is no longer considered a related party following the resignation of W. Russell Ramsey from the board of directors.

b)    ESC

ESC had a contractual agreement with Industrial Recovery Capital Holdings Company (‘‘IRCC’’) to perform environmental remediation services for IRCC. IRCC is owned by certain shareholders and officers of the Company. As of December 31, 2005, receivables due to ESC from IRCC were negligible. For the years ended December 31, 2006, 2005 and 2004, revenues related to services provided to IRCC totaled $0.1 million, $0.1 million and $0.2 million and are included in discontinued operations. In addition ESC performs incidental administrative services on behalf of IRCC for no fee pursuant to an agreement entered into in connection with the acquisition of ESC.

As described in Note 10, under the terms of the ESC purchase agreement, the Company accrued an additional $5.0 million earn-out payment that was recorded as a payable at December 31, 2005 to ESC’s former shareholders, including a director, certain officers and employees of the Company. This payable was paid during the year ended December 31, 2006.

As described in Note 3, ESC will continue to provide technical services to the Company’s two environmental liability assumption programs. The provision of technical services by ESC to the Company is expected to end during 2008, when the environmental sites are expected to be fully remediated. Since the September 16, 2006 disposal of ESC to December 31, 2006, ESC has charged the Company $0.2 million for services rendered on an arms length basis related to the Company’s assumed environmental liabilities programs.

20.    Statutory financial information and dividend restrictions

The Company is subject to a 30% withholding tax on certain dividends and interest received from its U.S. subsidiaries.

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, which are Bermuda, the United States, Ireland and the United Kingdom. The regulations in Bermuda, the United States and Ireland include restrictions that limit the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities. Typically, these restrictions relate to minimum levels of solvency, capital and liquidity as defined by the relevant insurance laws and regulations.

Estimated unaudited statutory capital and surplus for the principal operating subsidiaries of the Company in these jurisdictions as of December 31, 2006 and 2005 was:

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Bermuda		United States		Ireland
	2006	2005	2006	2005	2006	2005
Required minimum statutory capital and surplus	$103,306	$122,313	$31,319	$53,539	$3,960	$3,555
Statutory capital and surplus (unaudited)	$463,769	$431,765	$88,630	$95,382	$19,394	$27,724

The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction. However, in general the primary differences are that statutory financial statements do not reflect certain non-admitted assets, which may include deferred acquisition costs, intangible assets, and the unrealized appreciation on investments.

The Company’s U.S. operations required statutory capital and surplus is determined using various criteria, including risk based capital tests. If a company falls below certain levels of risk based capital, and dependent upon the degree to which the company falls below, the commissioner of insurance with jurisdiction of the Company is authorized to take certain regulatory actions to protect policyholders and creditors.

As at December 31, 2006, there are statutory restrictions on the payment of dividends from retained earnings or the return of capital from the Company’s subsidiaries. Following the A.M. Best rating action and the Company’s decision to run-off a substantial portion of its business, and effective on June 1, 2006, the Bermuda Monetary Authority (the ‘‘BMA’’) amended the licenses of Quanta Re and Quanta Re U.S. to require the approval of the BMA prior to making dividend payments and entering into certain large transactions. In the U.S. and Ireland, certain dividend payments from retained earnings or the return of capital require prior approval from the insurance regulatory authorities. The Company believes that its U.S. subsidiaries may not pay dividends as these companies currently have accumulated losses and that approval for the return of capital requires compliance with a number of requirements. Further, because Quanta Re U.S., a Bermuda company, is a subsidiary of Quanta Indemnity, any dividends it pays or any return of capital it makes to Quanta Indemnity would also be subject to the above restrictions relating to U.S. subsidiaries. At December 31, 2006, the Company believes that the minimum levels of solvency and liquidity were met in all jurisdictions in which the Company operates. Restrictions relating to distributions by Quanta 4000 and Quanta 4000 Holding Company Ltd. are described in Note 7.

21.    Restructuring of Investment in Syndicate 4000

During the fourth quarter of 2006, we entered into a series of agreements with Chaucer Holdings PLC (‘‘Chaucer’’), the specialist Lloyd’s insurer, and the senior underwriting team of Syndicate 4000 under which a new managing agency, Pembroke Managing Agency Ltd. (‘‘Pembroke’’) would be created. This transaction was consummated on March 2, 2007. Pembroke Managing Agency Ltd. succeeds Chaucer as managing agent of Syndicate 4000, is expected to provide technical and administrative support and oversight to Syndicate 4000 and is a joint venture among Quanta Holdings, Chaucer and the Syndicate 4000 underwriting team. The Company’s capital is committed to Syndicate 4000 for underwriting year 2007 and represents 90% of the capital commitment of Syndicate 4000. The remaining 10% of Syndicate 4000’s capital commitment was provided by Chaucer.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

22.    Unaudited quarterly financial information

The following is a summary of quarterly financial data for the years ended December 31, 2006 and 2005.

	Quarter ended December 31, 2006	Quarter ended September 30, 2006	Quarter ended June 30, 2006	Quarter ended March 31, 2006
Net premium earned	$36,124	$49,202	$60,405	$79,568
Technical service revenues	384	752	496	1,699
Net investment income	10,584	12,821	11,753	10,776
Net realized gains (losses) on investments	(1,803)	906	(6,728)	(8,320)
Net foreign exchange (losses) gains	(1,839)	(257)	(1,375)	(319)
Other income	962	1,174	486	1,032
Total revenues	44,412	64,598	65,037	84,436
Net loss and loss expenses incurred	(21,943)	(30,153)	(49,533)	(54,492)
Acquisition costs	(9,932)	(8,415)	(10,260)	(13,933)
General and administrative expenses	(15,958)	(20,578)	(34,018)	(29,452)
Interest expense	(1,422)	(1,430)	(1,344)	(1,262)
Depreciation of fixed assets and amortization and impairment of intangible assets	(3,016)	(715)	(435)	(833)
Total expenses	(52,271)	(61,291)	(95,590)	(99,972)
(Loss) income from continuing business before income taxes	(7,859)	3,307	(30,553)	(15,536)
Income tax (benefit) expense	(33)	—	22	25
Net (loss) income from continuing operations	(7,826)	3,307	(30,575)	(15,561)
Discontinued operations:
(Loss) income from operations of discontinued operations	—	(936)	(12,359)	342
Income on disposal of discontinued operations	—	704	—	—
Net (loss) income from discontinued operations	—	(232)	(12,359)	342
Net (loss) income	(7,826)	3,075	(42,934)	(15,219)
Dividends on preferred shares	—	—	—	(1,916)
Net (loss) income to common shareholders	$(7,826)	$3,075	$(42,934)	$(17,135)
Basic and diluted (loss) income from continuing operations per common share	(0.11)	0.04	(0.43)	(0.24)
Basic and diluted (loss) income from discontinued operations per common share	—	(0.01)	(0.18)	—
Basic and diluted income from disposal of discontinued operations per common share	—	0.01	—	—
Basic and diluted (loss) income per common share	$(0.11)	$0.04	$(0.61)	$(0.24)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Quarter ended December 31, 2005	Quarter ended September 30, 2005	Quarter ended June 30, 2005	Quarter ended March 31, 2005
Net premium earned	$67,034	$100,546	$105,009	$91,486
Technical service revenues	7,541	9,606	1,768	122
Net investment income	8,778	6,991	6,187	5,225
Net realized (losses) gains on investments	(12,231)	(1,168)	862	(483)
Net foreign exchange gains (losses)	666	(311)	88	(112)
Other income	(186)	910	1,274	1,563
Total revenues	71,602	116,574	115,188	97,801
Net loss and loss expenses incurred	(83,015)	(121,132)	(62,606)	(57,496)
Acquisition costs	(6,906)	(22,998)	(19,243)	(20,477)
General and administrative expenses	(35,473)	(30,675)	(23,938)	(19,521)
Interest expense	(1,195)	(1,200)	(944)	(826)
Depreciation of fixed assets and amortization of intangible assets	(841)	(839)	(719)	(602)
Total expenses	(127,430)	(176,844)	(107,450)	(98,922)
(Loss) income from continuing business before income taxes	(55,828)	(60,270)	7,738	(1,121)
Income tax expense (benefit)	(239)	28	220	223
Net (loss) income from continuing operations	(55,589)	(60,298)	7,518	(1,344)
Discontinued operations:
Income from operations of discontinued operations	835	1,214	1,012	700
Net income from discontinued operations	835	1,214	1,012	700
Net (loss) income to common shareholders	$(54,754)	$(59,084)	$8,530	$(644)
Basic and diluted (loss) income from continuing operations per common share	(0.97)	(1.06)	0.13	(0.02)
Basic and diluted income from discontinued operations per common share	0.01	0.02	0.02	0.01
Basic and diluted (loss) income per common share	$(0.96)	$(1.04)	$0.15	$(0.01)

QUANTA CAPITAL HOLDINGS LTD.
Financial Statement Schedules
As of December 31, 2006

I	Summary of Investments Other Than Investments in Related Parties
II	Condensed Financial Information of Registrant
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts
VI	Supplementary Information Concerning Property/Casualty Insurance Operations

QUANTA CAPITAL HOLDINGS LTD.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2006

(Expressed in thousands of U.S. dollars)

	Amortized Cost or Cost	Fair Value	Amount at which shown in Balance Sheet
Available-for-sale:
Fixed maturities:
U.S. government and government agencies	$363,142	$366,861	$366,861
Foreign governments	26,632	26,789	26,789
Tax-exempt municipal	1,039	1,039	1,039
Corporate	88,494	90,045	90,045
Asset-backed securities	37,656	37,895	37,895
Mortgage-backed securities	192,174	197,368	197,368
Total fixed maturities	709,137	719,997	719,997
Short-term investments	89,886	89,905	89,905
Total available-for-sale investments	799,023	809,902	809,902

Trading:
Fixed maturities:
U.S. government and government agencies	4,574	4,380	4,380
Corporate	19,772	18,736	18,736
Asset-backed securities	4,571	4,555	4,555
Mortgage-backed securities	9,723	9,169	9,169
Total fixed maturities	38,640	36,840	36,840
Short-term investments	433	433	433
Total trading investments	39,073	37,273	37,273
Total investments	$838,096	$847,175	$847,175

QUANTA CAPITAL HOLDINGS LTD.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars except for share amounts)

	December 31, 2006	December 31, 2005
Assets
Investments in subsidiaries on equity basis	$489,583	$531,502
Cash and cash equivalents	10,108	14,424
Other accounts receivable	—	—
Property and equipment, net of accumulated depreciation of $261 (December 31, 2005: $336)	200	518
Due from subsidiaries	73,189	26,551
Other assets	5,895	6,401
Total assets	$578,975	$579,396
Liabilities
Accounts payable and accrued expenses	$5,756	$6,775
Due to subsidiaries	108,028	54,762
Junior subordinated debentures	61,857	61,857
Total liabilities	175,641	123,394
Mandatorily redeemable preferred shares
($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at December 31, 2006 and 3,000,000 issued and outstanding at December 31, 2005)	74,998	71,838
Shareholders’ equity
Common shares
($0.01 par value; 200,000,000 shares authorized; 70,008,185 issued and outstanding at December 31, 2006 and 69,946,861 issued and outstanding at December 31, 2005)	700	699
Additional paid-in capital	582,578	581,929
Accumulated deficit	(263,830)	(199,010)
Accumulated other comprehensive income	8,888	546
Total shareholders’ equity	328,336	384,164
Total liabilities and shareholders’ equity	$578,975	$579,396

QUANTA CAPITAL HOLDINGS LTD.
SCHEDULE II (continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Revenues
Net investment income	$678	$139	$29
Net foreign exchange (losses) gains	—	(8)	4
Total revenues	678	131	33
Expenses
Equity in net loss of subsidiaries	53,314	83,392	44,819
General and administrative expenses	10,102	22,471	9,660
Other expenses	41	22	—
Depreciation of fixed assets	125	198	135
Total expenses	63,582	106,083	54,614
Loss before income taxes	(62,904)	(105,952)	(54,581)
Income tax expense	—	—	—
Net loss	(62,904)	(105,952)	(54,581)
Dividends on preferred shares	1,916	—	—
Net loss to common shareholders	$(64,820)	$(105,952)	$(54,581)

Net loss	$(62,904)	$(105,952)	$(54,581)
Other comprehensive income (loss)
Net unrealized investment losses arising during the period, net of income taxes	(6,222)	(12,429)	(1,235)
Foreign currency translation adjustments	(1,381)	327	(66)
Reclassification of net realized losses (gains) on available for sale investments included in net loss, net of income taxes	15,945	13,020	(228)
Other comprehensive income (loss)	8,342	918	(1,529)
Comprehensive loss	$(54,562)	$(105,034)	$(56,110)

QUANTA CAPITAL HOLDINGS LTD.
SCHEDULE II (continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004

Cash flows from operating activities
Net loss	$(62,904)	$(105,952)	$(54,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	125	198	135
Equity in net loss of subsidiaries	52,761	83,392	44,819
Non-cash stock compensation expense	649	72	—
Changes in assets and liabilities:
Other accounts receivable	—	2	73
Due from subsidiaries	(46,636)	(20,741)	(5,374)
Other assets	506	(627)	(771)
Accounts payable and accrued expenses	(1,020)	4,999	198
Due to subsidiaries	53,266	40,326	10,769
Net cash (used in) provided by operating activities	(3,253)	1,669	(4,732)
Cash flows used in investing activities
Investment in subsidiaries	(2,500)	(136,658)	(38,776)
Purchases of property and equipment	193	(262)	(421)
Net cash used in investing activities	(2,307)	(136,920)	(39,197)
Cash flows provided by financing activities
Proceeds from issuance of common shares, net of offering costs	—	58,217	(464)
Proceeds from issuance of preferred shares, net of offering costs	3,160	71,838	—
Dividend on preference shares	(1,916)	—	—
Proceeds from junior subordinated debentures, net of issuance costs	—	19,591	38,776
Net cash provided by financing activities	1,244	149,646	38,312
(Decrease) Increase in cash and cash equivalents	(4,316)	14,395	(5,617)
Cash and cash equivalents at beginning of period	14,424	29	5,646
Cash and cash equivalents at end of period	$10,108	$14,424	$29

QUANTA CAPITAL HOLDINGS LTD.
Schedule III
Supplementary Insurance Information

(Expressed in thousands of U.S. dollars)

December 31, 2006

Reporting segment (2)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (3)	Net Premiums Written
Specialty Insurance run-off	$7,185	$319,355	$75,510	$113,289	$—	$65,706	$18,029	$18,440	$25,981
Specialty Reinsurance run-off	160	204,624	1,985	46,487	—	40,033	12,468	6,420	(7,171)
Lloyds	4,779	99,639	41,702	65,523	—	50,382	12,043	12,886	61,744
Technical Services (4)	—	—	—	—	—	—	—	4,283	—
Not allocated to individual segments	—	—	—	—	45,934	—	—	57,977	—
Total	$12,124	$623,618	$119,197	$225,299	$45,934	$156,121	$42,540	$100,006	$80,554

December 31, 2005

Reporting segment (2)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (3)	Net Premiums Written
Specialty Insurance run-off	$13,658	$257,255	$209,324	$160,620	$—	$120,710	$21,836	$21,750	$194,917
Specialty Reinsurance run-off	15,572	244,404	90,615	166,944	—	178,887	42,714	9,847	133,478
Lloyds	3,887	32,324	36,611	36,511	—	24,652	5,074	8,716	61,646
Technical Services (4)	—	—	—	—	—	—	—	18,545	—
Not allocated to individual segments	—	—	—	—	27,181	—	—	50,749	—
Total	$33,117	$533,983	$336,550	364,075	$27,181	$324,249	$69,624	$109,607	$390,041

December 31, 2004

Reporting segment (2)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (3)	Net Premiums Written
Specialty Insurance run-off	$9,206	$53,022	$125,087	$74,241	$—	$49,221	$14,215	$15,169	$164,770
Specialty Reinsurance run-off	32,190	106,683	117,347	161,973	—	149,111	39,708	7,464	249,220
Lloyds	100	89	5,502	926	—	584	72	989	5,551
Technical Services (4)	—	—	—	—	—	—	—	797	—
Not allocated to individual segments	—	—	—	—	14,307	—	—	33,255	—
Total	$41,496	$159,794	$247,936	$237,140	$14,307	$198,916	$53,995	$57,674	$419,541

(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the individual segments.

(2)	During the year ended December 31, 2006, following the decision of the Company’s Board of Directors in May 2006 to place most of its business in run-off, the Company changed the composition of its reportable segments such that the Lloyd’s operating segment, which was aggregated with the Company’s specialty insurance reportable segment for the year ended December 31, 2005 has now become a reportable segment and the Company renamed its specialty insurance segment and specialty reinsurance segment to specialty insurance run-off segment and specialty reinsurance run-off segment. The December 31, 2004 and December 31, 2005 balances have been reclassified and renamed to conform with the presentation for the year ended December 31, 2006.

(3)	During the year ended December 31, 2006, the Company ceased allocating corporate general and administrative expenses to its reportable segments. Following its decision to place most of its business into run-off, the Company no longer allocates capital to its reportable segments and, accordingly, corporate general and administrative expenses are no longer allocated to each segment in proportion to each segment’s amount of allocated capital. The December 31, 2004 and December 31, 2005 balances have been reclassified to conform with the presentation for the year ended December 31, 2006.

(4)	As a result of the disposal of ESC, the technical services segment now consists only of the two environmental liability assumption programs, but without the results of ESC. The results of the technical services segment for the years ended December 31, 2005 and 2004 have been reclassified to conform with the presentation of ESC in discontinued operations for the year ended December 31, 2006 resulting in the results of ESC for the years ending December 31, 2006, 2005 and 2004 no longer forming part of the Technical Services reportable segments.

QUANTA CAPITAL HOLDINGS LTD.
Schedule IV
Reinsurance

(Expressed in thousands of U.S. dollars)

December 31, 2006

Premiums	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability insurance	$139,671	$78,175	$19,058	$80,554	24%

December 31, 2005

Premiums	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability insurance	$367,890	$218,894	$241,045	$390,041	62%

December 31, 2004

Premiums	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability insurance	$136,600	$74,871	$357,812	$419,541	85%

QUANTA CAPITAL HOLDINGS LTD.
Schedule V
Valuation and Qualifying Accounts

(Expressed in thousands of U.S. dollars)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Deferred tax valuation allowance:
Year Ended December 31, 2006	$24,795	$24,346	$—	$49,141
Year Ended December 31, 2005	$13,348	$11,447	$—	$24,795
Year Ended December 31, 2004	$6,130	$7,218	$—	$13,348
Allowance for doubtful accounts:
Year Ended December 31, 2006	$—	$870	$—	$870
Year Ended December 31, 2005	$—	$—	$—	$—
Year Ended December 31, 2004	$362	$1	$(363)	$—
Allowance for losses and loss adjustment expenses recoverable:
Year Ended December 31, 2006	$639	$1,361	$—	$2,000
Year Ended December 31, 2005	$—	$639	$—	$639
Year Ended December 31, 2004	$—	$—	$—	$—

QUANTA CAPITAL HOLDINGS LTD.
Schedule VI
Supplementary Information Concerning Property/Casualty Insurance Operations
(Expressed in thousands of U.S. dollars)

(U.S. dollars in thousands)	Year ended December 31, 2006
	Deferred Policy Acquisition Expenses (net)	Reserves for Unpaid Loss and Loss Adjustment Expenses (gross)	Discount deducted from Reserves for Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums (gross)	Earned Premiums (net)	Net Investment Income	Net Loss and Loss Adjustment Expenses Incurred related to:		Amortization of Deferred Policy Acquisition Costs (net)	Paid Losses and Loss Adjustment Expenses (net)	Premiums Written (gross)
							Current Year	Prior Years
Consolidated entities	$12,124	$623,618	—	$119,197	$225,299	$45,934	$162,411	$(6,290)	$42,540	$67,588	$158,729
Unconsolidated subsidiaries	—	—	—	—	—	—	—	—	—	—	—
Proportionate share of equity investees	—	—	—	—	—	—	—	—	—	—	—

Exhibit Index

Exhibit Number		Description
3.1		Memorandum of Association of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.2		Amended and Restated Bye-Laws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
4.1		Memorandum of Association of the Company (included as Exhibit 3.1)
4.2		Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)
4.3		Form of Common Share Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)
4.4	Certificate of Designation setting forth the designation, powers, preferences and rights and the qualifications, limitations and restrictions of the Company’s 10.25% Series A Preferred Shares (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)

4.5		Form of Share Certificate evidencing the Company’s 10.25% Series A Preferred Shares (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.1	†	Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2005)
10.2	†	Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.3	†	Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.4	†	Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005)
10.5		Placement Agreement, dated December 17, 2004, between Quanta Capital Holdings Ltd., Quanta Capital Statutory Trust I and Cohen Bros. & Company (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.6		Guarantee Agreement, dated December 21, 2004, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, N.A. (incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K dated December 23, 2004)

Exhibit Number	Description
10.7	Indenture, dated as of December 21, 2004, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, N.A., as trustee (incorporated by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.8	Amended and Restated Declaration of Trust, dated December 21, 2004, among Chase Manhattan Bank UAS, National Association, as institutional trustee; JPMorgan Chase Bank, N.A., as Delaware trustee; Quanta Capital Holdings Ltd., as sponsor; John S. Brittain, Jr. and Kenneth King, as trust administrators; and the holders from time to time of undivided beneficial interests in the assets of the Quanta Capital Statutory Trust I (incorporated by reference from Exhibit 10.04 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.9	Junior Subordinated Debt Security due 2035 issued by Quanta Capital Holdings Ltd., dated December 21, 2004 (incorporated by reference from Exhibit 10.05 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.10	Form of Capital Security Certificate (incorporated by reference from Exhibit 10.06 to the Company’s Current Report on Form 8-K dated December 23, 2004)
10.11	Placement Agreement, dated February 22, 2005, between Quanta Capital Holdings Ltd., Quanta Capital Statutory Trust II and Cohen Bros. & Company (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.12	Guarantee Agreement, dated February 24, 2005, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, National Association (incorporated by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.13	Indenture, dated February 24, 2005, between Quanta Capital Holdings Ltd. and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.14	Amended and Restated Declaration of Trust, dated February 24, 2005, among Chase Manhattan Bank USA, National Association, as Delaware trustee; JPMorgan Chase Bank, National Association, as institutional trustee; Quanta Capital Holdings Ltd., as sponsor; John S. Brittain, Jr. and Kenneth King, as trust administrators; and the holders from time to time of undivided beneficial interests in the assets of the Quanta Capital Statutory Trust II (incorporated by reference from Exhibit 10.04 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.15	Junior Subordinated Debt Security due 2035 issued by Quanta Capital Holdings Ltd., dated February 24, 2005 (incorporated by reference from Exhibit 10.05 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.16	Form of Capital Securities Certificate (incorporated by reference from Exhibit 10.06 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.17	Common Securities Certificate dated February 24, 2005 (incorporated by reference from Exhibit 10.07 to the Company’s Current Report on Form 8-K dated March 1, 2005)
10.18	Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)

Exhibit Number		Description
10.19		Treaty Property Reinsurance Binder dated November 18, 2005, between Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance US Ltd., and Quanta Specialty Lines Insurance Company and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)]
10.20		Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and certain of its subsidiaries (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.21	†	Separation Agreement and General Release, effective January 3, 2006, between Quanta Capital Holdings Ltd. and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 9, 2006)
10.22	†	Retention Agreement between Quanta Capital Holdings Ltd. and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.23	†	Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 31, 2006)
10.24	†	Separation Agreement and General Release dated July 25, 2006 between the Company and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.25	†	Separation Agreement and General Release dated August 7, 2006 between the Company and Gary G. Wang (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.26	†	Letter Agreement dated September 14, 2006 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.27	†	Employment Agreement dated September 14, 2006 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.28	†	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007)
10.29		Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K dated July 15, 2005)

Exhibit Number		Description
10.30		Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2006).
10.31		Credit Agreement dated October 27, 2006 among the Company, ING Bank N.V., London Branch, Barclays Private Clients International Limited, Comerica Bank, HSH Nordbank AG, London Branch, designated subsidiary borrowers, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2006)
12	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
16		Letter from PricewaterhouseCoopers LLP dated August 15, 2006 (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K dated August 17, 2006)
21	*	List of subsidiaries of the Company
23	*	Consent of Johnson Lambert & Co. LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Represents a management contract or compensatory plan arrangement