Form 10-Q
period 2007-03-31
QUANTA CAPITAL HOLDINGS LTD
filed 2007-05-10
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 000-50885

QUANTA CAPITAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Victoria Street, Second Floor Hamilton HM11 Bermuda	441-294-6350
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

As of May 1, 2007 there were 70,068,562 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments at fair value (amortized cost: March 31, 2007, $745,155; December 31, 2006, $838,096)
Trading investments	$740,315	$37,273
Available for sale investments	—	809,902
	740,315	847,175
Cash and cash equivalents	84,415	32,894
Restricted cash and cash equivalents	120,073	68,143
Accrued investment income	5,197	6,833
Premiums receivable	40,802	34,587
Funds withheld by cedants	22,681	25,204
Losses and loss adjustment expenses recoverable	176,058	221,228
Other accounts receivable	670	481
Net receivable for investments sold	166	134
Deferred acquisition costs, net	14,745	12,124
Deferred reinsurance premiums	29,426	35,259
Software, property and equipment, net of accumulated depreciation of $7,611 (December 31, 2006: $7,208)	476	1,112
Goodwill and other intangible assets	7,175	7,350
Other assets	40,399	36,702
Total assets	$1,282,598	$1,329,226
Liabilities
Reserve for losses and loss expenses	$603,494	$623,618
Unearned premiums	104,122	119,197
Environmental liabilities assumed	2,892	3,346
Reinsurance balances payable	32,005	37,070
Accounts payable and accrued expenses	27,852	38,511
Deposit liabilities	37,784	37,014
Deferred income and other liabilities	4,711	5,279
Junior subordinated debentures	61,857	61,857
Total liabilities	874,717	925,892
Mandatorily redeemable preferred shares
($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at March 31, 2007 and December 31, 2006)	74,998	74,998
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity
Common shares
($0.01 par value; 200,000,000 shares authorized; 70,008,185 issued and outstanding at March 31, 2007 and December 31, 2006)	700	700
Additional paid-in capital	582,623	582,578
Accumulated deficit	(249,181)	(263,830)
Accumulated other comprehensive (loss) income	(1,259)	8,888
Total shareholders’ equity	332,883	328,336
Total liabilities, redeemable preferred shares and shareholders’ equity	$1,282,598	$1,329,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended
	March 31, 2007	March 31, 2006
Revenues
Gross premiums written	$29,798	$114,869
Premiums ceded	(15,448)	(52,155)
Net premiums written	14,350	62,714
Change in net unearned premiums	11,287	16,854
Net premiums earned	25,637	79,568
Technical services revenues	492	1,699
Net investment income	11,805	10,776
Net gains (losses) on investments	1,886	(8,320)
Net foreign exchange gains (losses)	264	(319)
Other income	1,051	1,032
Total revenues	41,135	84,436
Expenses
Net losses and loss expenses	14,295	54,492
Acquisition expenses	5,199	13,933
General and administrative expenses	14,968	29,452
Interest expense	1,393	1,262
Depreciation of fixed assets and amortization and impairment of intangible assets	677	833
Total expenses	36,532	99,972
Income (loss) from continuing operations before income taxes	4,603	(15,536)
Income tax (benefit) expense	(25)	25
Net income (loss) from continuing operations	4,628	(15,561)
Discontinued operations:
Income from operations of discontinued operations	—	342
Net income from discontinued operations	—	342
Net income (loss)	4,628	(15,219)
Dividends on Preferred shares	—	1,916
Net income (loss) to common shareholders	$4,628	$(17,135)
Weighted average common share and common share equivalents:
Basic	70,008,185	69,946,861
Diluted	70,008,185	69,946,861
Basic income (loss) from continuing operations per common share	$0.06	$(0.22)
Basic income from discontinued operations per common share	—	—
Basic income (loss) per common share	$0.06	$(0.22)
Diluted income (loss) from continuing operations per common share	$0.06	$(0.22)
Diluted income from discontinued operations per common share	—	—
Diluted income (loss) per common share	$0.06	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended
	March 31, 2007	March 31, 2006
Net income (loss)	$4,628	$(15,219)
Other comprehensive loss
Net unrealized investment losses arising during the period, net of income taxes	—	(8,555)
Foreign currency translation adjustments	(126)	(98)
Reclassification of net realized losses on available for sale investments included in net income (loss), net of income taxes	—	8,320
Other comprehensive loss	(126)	(333)
Comprehensive income (loss)	$4,502	$(15,552)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended
	March 31, 2007	March 31, 2006
Share capital – common shares of par value $0.01 each
Balance at beginning of period	$700	$699
Issued during period	—	—
Balance at end of period	700	699
Additional paid-in capital
Balance at beginning of period	582,578	581,929
Non-cash stock compensation expense	45	369
Balance at end of period	582,623	582,298
Accumulated deficit
Balance at beginning of period	(263,830)	(199,010)
Cumulative effect adjustment resulting from the adoption of SFAS 159	10,021	—
Net income (loss) available to common shareholders for period	4,628	(17,135)
Balance at end of period	(249,181)	(216,145)
Accumulated other comprehensive (loss) income
Balance at beginning of period	8,888	546
Cumulative effect adjustment resulting from the adoption of SFAS 159	(10,021)	—
Net change in unrealized losses on investments, net of income taxes	—	(235)
Foreign currency translation adjustments	(126)	(98)
Balance at end of period	(1,259)	213
Total shareholders’ equity	$332,883	$367,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income (loss) from continuing activities	$4,628	$(15,561)
Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operating activities
Depreciation of property and equipment	502	833
Amortization of intangible assets	175	—
Amortization of net discounts on investments	(929)	(938)
Net realized (gains) losses on investments	(985)	8,320
Net change in fair value of investments	(1,028)	—
Net change in fair value of derivative instruments	—	101
Loss on sale of property and equipment	81	—
Non-cash stock compensation expense	45	369
Changes in assets and liabilities:
Restricted cash and cash equivalents	(51,930)	(3,102)
Accrued investment income	1,636	(620)
Premiums receivable	(6,215)	(186)
Losses and loss adjustment expenses recoverable	47,693	(7,988)
Deferred acquisition costs, net	(2,621)	4,399
Deferred reinsurance premiums	5,833	3,765
Other accounts receivable	(221)	(1,266)
Other assets	(3,579)	(1,715)
Reserve for losses and loss adjustment expenses	(20,124)	58,269
Unearned premiums	(15,075)	(20,203)
Environmental liabilities assumed	(454)	(1,464)
Reinsurance balances payable	(5,065)	4,148
Accounts payable and accrued expenses	(10,659)	(7,255)
Deposit liabilities	770	(712)
Deferred income and other liabilities	(568)	(100)
Net cash (used in) provided by continuing operating activities	(58,090)	19,094
Cash flows from discontinued operations
Net income from discontinued operations	—	342
Adjustments to reconcile net income from discontinued operations to net cash provided by discontinued operations
Depreciation of property and equipment	—	52
Amortization of intangible assets	—	185
Changes in assets and liabilities of discontinued operations	—	(2,228)
Purchase of property and equipment	—	(9)
Net cash used in discontinued operations	—	(1,658)
Net cash (used in) provided by operating activities	(58,090)	17,436
Cash flows provided by (used in) investing activities
Investment in equity investment, recorded at cost in other assets	(118)	—
Purchases of fixed maturities and short-term investments	(293,360)	(464,790)
Proceeds from sale of fixed maturities and short-term investments	403,036	387,083
Proceeds from sale of property and equipment	59	—
Purchases of property and equipment	(6)	(118)
Net cash provided by (used in) investing activities	109,611	(77,825)
Cash flows provided by financing activities
Proceeds from issuance of Preferred shares, net of offering costs	—	3,160
Dividends on Preferred shares	—	(1,916)
Net cash provided by financing activities	—	1,244
Increase (decrease) in cash and cash equivalents	51,521	(59,145)
Cash and cash equivalents at beginning of period	32,894	178,135
Cash and cash equivalents at end of period	$84,415	$118,990

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Form 10-K filed by the Company with the SEC on March 15, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the unaudited condensed consolidated financial statements reflect management’s best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the unaudited condensed consolidated financial statements. The Company’s principal estimates and assumptions relate to the development and determination of the following:

•	reserves for losses and loss adjustment expenses;

•	reinsurance balances recoverable and payable;

•	certain estimated premiums written, unearned premiums and receivables;

•	contingent commissions receivable and payable;

•	provision for non-collectible reinsurance balances recoverable and premiums receivable;

•	the valuation of goodwill and intangible assets;

•	investment valuations;

•	annual incentive plan provisions;

•	environmental liabilities assumed;

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

•	severance accruals; and

•	deferred income taxes and liabilities.

Syndicate 4000

Our insurance underwriting operations at Lloyd’s of London are conducted through Syndicate 4000 which is managed by Pembroke Managing Agency Limited (‘‘Pembroke’’) of which we own 15% through our share ownership in its parent, Pembroke JV, in a transaction that was closed on March 2, 2007. Pembroke provides technical and administrative support and oversight to Syndicate 4000 and is a joint venture among Quanta Holdings, Chaucer Holdings PLC (‘‘Chaucer’’), the specialist Lloyd’s insurer, and the Syndicate 4000 underwriting team.

The Company has committed 90% of the capital (approximately $116.0 million at March 31, 2007) required by Syndicate 4000 for the 2007 underwriting year. The remaining 10% of Syndicate 4000’s capital commitment was provided by Chaucer. The Company committed all of Syndicate 4000’s capital from its inception in 2004 through the 2006 underwriting years. Syndicate 4000’s stamp capacity for 2007 is £73 million ($143 million) and was £82 million ($160 million) for 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s and on the funds that have been committed to a syndicate by its capital providers. Syndicate 4000’s capacity is expressed net of acquisition expenses (as is standard at Lloyd’s). The premium recorded in the Company records from Syndicate 4000s business does not include acquisition expenses.

For the 2005 and 2006 underwiting years, the Company included all of Syndicate 4000’s results in its financial statements, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. For the 2007 underwriting year, the Company only records its 90% pro rata share of Syndicate 4000’s assets, liabilities, revenues and expenses, plus 100% of similar assets, liabilities, revenues and expenses for prior underwriting years, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. The Company, in accordance with U.S. GAAP, records underwriting results as incurred, including the expected ultimate cost of settling claims on losses incurred during the coverage period. At the end of the Lloyd’s three year period for determining the underwriting results for a particular underwriting year, the syndicate closes the underwriting year by purchasing reinsurance to cover the cost of settling all current and future claims related to that underwriting year. The cost of purchasing this reinsurance to close an underwriting year into the next year is referred to as ‘‘reinsurance to close.’’

Beginning in 2007, Syndicate 4000’s reported gross written premiums include estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business. In the first quarter of 2007, of the $38.5 million of gross premiums written in our Lloyd’s segment (representing our share of Syndicate 4000’s total gross written premium), $9.3 million was estimated and primarily related to business associated with the 2006 underwriting year. Generally, these premium estimates are based on the syndicate’s estimates of ultimate premium written in a reporting period using submission data combined with the underwriters’ historical benchmarking and projection techniques. These premium estimates are regularly reviewed and updated taking into account comparisons of actual reported or received premium and estimated premiums. Similarly, Syndicate 4000’s results from operations include associated estimates of ceded premiums, acquisition expenses, losses and loss adjustment expenses related to estimated premiums. To the extent that actual premium varies from the estimates, the difference, along with the related losses and loss adjustment expenses and acquisition expenses, is recorded in current operations.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

2.	Summary of Significant accounting policies

A detailed discussion and analysis of the Company’s significant accounting policies is provided in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006 included in its Form 10-K.

Certain 2006 disclosures and balances have been reclassified to conform with the 2007 presentation.

New Accounting Standards

    Accounting for Investments

Effective January 1, 2007, the Company adopted FASB Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). SFAS 159 permits an entity to choose to measure eligible financial instruments and certain other items at fair value that were not previously required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in the statements of operations at each reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in the statements of operations as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company elected to adopt the provisions of SFAS 159 for its entire investment portfolio. Accordingly effective January 1, 2007 investments which were previously reported as available for sale are now reported as trading securities. Upon adoption, on January 1, 2007, $10.0 million of net unrealized gains were reclassified from accumulated other comprehensive loss to accumulated deficit. The Company believes that by reporting its investment portfolio as trading securities it will simplify the accounting, as this election will reduce the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature and further removes an element of management judgment. SFAS 159 has not been applied to any other assets or liabilities. SFAS 159 has been prospectively applied on January 1, 2007 to all securities in the investment portfolio and the Company will continue to apply it to all investments acquired in future periods as well.

Effective January 1, 2007, the Company adopted SFAS 157, ‘‘Fair Value Measurements’’ (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements but it does not require new fair value measurements. SFAS 157 has been applied to all the Company’s securities but not to any other assets or liabilities. Implementing SFAS 157 has had no material effect on the way the Company records the fair market value of its securities, however, it has resulted in additional disclosure requirements about its securities.

Net gains (losses) on investments as disclosed in the statement of operations consists of realized and net change in fair market value of our investments.

    Uncertain tax positions

As described in Note 11 below, the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) on January 1, 2007.

    Hybrid financial instruments

In September 2006, the FASB issued FASB Statement No. 155, ‘‘Accounting for certain hybrid financial instruments’’ (‘‘SFAS 155’’). SFAS 155 amends FASB Statements No. 133, ‘‘Accounting for

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Derivative Instruments and Hedging Activities,’’ and No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS 155 was effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 on January 1, 2007 did not affect our financial position or results of operations.

3.	Disposal of ESC

On September 15, 2006, the Company sold all of the equity interests in Environmental Strategies Consulting LLC (‘‘ESC’’), a wholly owned subsidiary of Quanta Holdings. The Company presented the disposal of ESC as a discontinued operation. For the three months ended March 31, 2006, the Company has reclassified the results of operations related to ESC from its continuing operations to discontinued operations. These results are reflected in the condensed consolidated statement of operations as (loss) income from operations of discontinued operations. The presentation of the reclassified segmental footnote and the reclassified statements of operations includes the previously eliminated inter-company transactions between ESC and the Company. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations.

Following the sale of ESC, the Company has not reported any income from operations of discontinued operations. During the three months ended March 31, 2006, the Company’s income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations was as follows:

Technical services revenues	$8,155
Other income	5
Direct technical services costs	(5,000)
General and administrative expenses	(2,574)
Depreciation of fixed assets and amortization of intangible assets	(237)
Income tax expense	(7)
Income from operations of discontinued operations	$342

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

4.	Segment information

The following tables summarize the Company’s results before income taxes for each reportable segment for the three months ended March 31, 2007 and 2006 based on the reportable segments in effect during the quarter ended March 31, 2007. The three months ended March 31, 2006 comparatives have been restated to conform with the presentation for the three months ended March 31, 2007.

	Three months ended March 31, 2007
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(10,257)	$—	$38,531	$28,274	$—	$28,274
Reinsurance assumed	(440)	1,964	—	1,524	—	1,524
Total gross premiums written	(10,697)	1,964	38,531	29,798	—	29,798
Premiums ceded	(1,354)	(3,875)	(10,219)	(15,448)	—	(15,448)
Net premiums written	$(12,051)	$(1,911)	$28,312	$14,350	$—	$14,350
Net premiums earned	$3,398	$(864)	$23,103	$25,637	$—	$25,637
Technical services revenues	—	—	—	—	492	492
Other income	970	161	—	1,131	—	1,131
Net losses and loss expenses	(1,399)	2,598	(15,494)	(14,295)	—	(14,295)
Acquisition expenses	(272)	857	(5,784)	(5,199)	—	(5,199)
General and administrative expenses	(1,744)	(493)	(2,437)	(4,674)	(507)	(5,181)
Segment income (loss)	$953	$2,259	$(612)	$2,600	$(15)	$2,585
Depreciation of fixed assets and amortization and impairment of intangibles						$(677)
Interest expense						(1,393)
Net investment income						11,805
Net gains on investments						1,886
Corporate general and administrative expenses						(9,787)
Other loss						(80)
Net foreign exchange gains						264
Income from continuing operations before income taxes						$4,603

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Three months ended March 31, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$56,589	$—	$19,256	$75,845	$—	$75,845
Reinsurance assumed	8,498	30,526	—	39,024	—	39,024
Total gross premiums written	65,087	30,526	19,256	114,869	—	114,869
Premiums ceded	(25,181)	(22,556)	(4,418)	(52,155)	—	(52,155)
Net premiums written	$39,906	$7,970	$14,838	$62,714	$—	$62,714
Net premiums earned	$41,547	$21,529	$16,492	$79,568	$—	$79,568
Technical services revenues	—	—	—	—	1,699	1,699
Other income	768	236	—	1,004	—	1,004
Net losses and loss expenses	(27,647)	(15,761)	(11,084)	(54,492)	—	(54,492)
Acquisition expenses	(5,411)	(5,567)	(2,955)	(13,933)	—	(13,933)
General and administrative expenses	(6,563)	(2,636)	(2,362)	(11,561)	(1,372)	(12,933)
Segment income (loss)	$2,694	$(2,199)	$91	$586	$327	$913
Depreciation of fixed assets and amortization and impairment of intangibles						$(833)
Interest expense						(1,262)
Net investment income						10,776
Net realized losses on investments						(8,320)
Corporate general and administrative expenses						(16,519)
Other income						28
Net foreign exchange losses						(319)
Loss from continuing operations before income taxes						$(15,536)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

5.	Income (loss) per share

The following table sets forth the computation of basic and diluted income and loss per share:

	For the three months ended
	March 31, 2007	March 31, 2006
Income from continuing operations prior to effects of SFAS 159	$3,727	$(15,561)
Effect of adopting SFAS 159	901	—
Net income (loss) from continuing operations to common shareholder after effects of SFAS 159	$4,628	$(15,561)
Income from discontinued operations	—	342
Net income (loss)	4,628	(15,219)
Dividends on preferred shares	—	1,916
Net income (loss) to common shareholder	$4,628	$(17,135)
Weighted average common shares outstanding – basic	70,008,185	69,946,861
Weighted average common shares outstanding – diluted	70,008,185	69,946,861
Basic loss per common share:
Basic income (loss) from continuing operations prior to effects of SFAS 159 per common share	$0.05	$(0.22)
Basic income from effects of SFAS 159 per common share	0.01	—
Basic income from discontinued operations per common share	—	—
Basic income (loss) per common share	$0.06	$(0.22)
Diluted income (loss) per share:
Diluted income (loss) from continuing operations prior to effects of SFAS 159 per common share	$0.05	$(0.22)
Diluted income from effects of SFAS 159 per common share	0.01	—
Diluted income from discontinued operations per common share	—	—
Diluted income (loss) per common share	$0.06	$(0.22)

For the period ended March 31, 2007, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three months ended March 31, 2007, the calculation of weighted average common shares outstanding on a diluted basis excludes 782,181 options and 2,542,813 warrants.

For the period ended March 31, 2006, due to a net loss for the periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three months ended March 31, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,055,470 options and 2,542,813 warrants.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

6.	Investments

The fair value of fixed maturity and short-term investments as of March 31, 2007 and December 31, 2006 as determined by the quoted market price of these securities provided by independent pricing services (defined as level 1 per SFAS 157) are as follows:

	March 31, 2007	December 31, 2006
Trading:
Fixed maturities:
U.S. government and government agencies	$367,653	$4,380
Foreign governments	41,591	—
Tax-exempt municipal	1,037	—
Corporate	90,270	18,736
Asset-backed securities	50,071	4,555
Mortgage-backed securities	176,406	9,169
Total fixed maturities	727,028	36,840
Short term investments	13,287	433
Total trading investments	740,315	37,273
Available for sale securities:
Fixed maturities:
U.S. government and government agencies	—	366,861
Foreign governments	—	26,789
Tax-exempt municipal	—	1,039
Corporate	—	90,045
Asset-backed securities	—	37,895
Mortgage-backed securities	—	197,368
Total fixed maturities	—	719,997
Short term investments	—	89,905
Total available for sale investments	—	809,902
Total investments	$740,315	$847,175

Contractual maturities of the Company’s trading securities as of March 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2007 Fair value
Fixed maturities:
Due in one year or less	$226,431
Due after one year through five years	199,489
Due after five years through 10 years	57,324
Due after 10 years	30,594
Total fixed maturities	513,838
Mortgage-backed and asset-backed securities	226,477
Total investments	$740,315

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Unaudited credit ratings of the Company’s fixed maturities and short term investments as of March 31, 2007 and December 31, 2006 are shown below.

	March 31, 2007		December 31, 2006
Ratings*	Fair value	Percentage	Fair value	Percentage
AAA	$637,526	86.1%	$730,271	86.2%
AA	21,297	2.9%	29,379	3.5%
A	78,808	10.6%	76,543	9.0%
BBB	2,431	0.3%	7,951	0.9%
Below BBB	253	0.1%	3,031	0.4%
Total	$740,315	100.0%	$847,175	100.0%

*	ratings as assigned by Standard & Poor’s Corporation

The effects of the adoption of SFAS 159 on the Company’s investments at January 1, 2007 are as follows:

	Available for sale securities	Trading	Total
Balance before adoption of SFAS 159	$809,902	$37,273	$847,175
Cumulative effect adjustment of adoption of SFAS 159	(809,902)	809,902	—
Balance after adoption of SFAS 159	$—	$847,175	$847,175

There was no net effect on the Company’s deferred tax assets and liabilities of $49.1 million at January 1, 2007 after the adoption of SFAS 159.

The components of net investment income for the three months ended March 31, 2007 and 2006 were derived from the following sources:

	2007	2006
Fixed maturities	$8,251	$9,020
Cash, cash equivalents and short-term investments	2,916	1,105
Gross investment income	11,167	10,125
Net amortization of discount/premium	929	938
Investment expenses	(291)	(287)
Net investment income	$11,805	$10,776

Net investment gains (losses) within the statement of operations for the three months ended March 31, 2007 and 2006 consisted of the following:

	2007	2006
Net realized gains (losses) on investments	$985	$(8,320)
Net change in fair market value of investments	901	—
	$1,886	$(8,320)

As the investments are now reported as trading, the net gains on investments for the three months ended March 31, 2007 include net realized pre tax investment gains of $1.0 million and net change in fair market value gains of $0.9 million. The net realized gains on investments included gross realized pretax investment gains and losses of approximately $1.5 million and $0.5 million. Realized gains and losses resulted from the sale of fixed maturity investments.

Net losses on investment for the three months ended March 31, 2006 included gross realized pretax investment gains and losses of approximately $0.2 million and $8.5 million. All gains and losses

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

were realized from the sale of fixed maturity investments, except for $6.1 million of realized losses relating to other than temporarily impairment charges for the three months ended March 31, 2006.

7.	Reinsurance

Syndicate 4000 utilizes reinsurance principally to limit net exposures to losses. Syndicate 4000’s reinsurance agreements provide for the recovery of a portion of losses and loss expenses from reinsurers. In addition, the Company remains party to reinsurance and retrocessional agreements on the business that is in run-off and those agreements also provide for the recovery of a portion of losses and loss expenses from reinsurers.

As of December 31, 2006 the Company recorded a provision for credit losses relating to losses and loss adjustment expenses recoverable of $2.0 million which was reduced by $0.1 million during the three months ended March 31, 2007 resulting in a provision as at March 31, 2007 of $1.9 million. The Company did not record any net credit losses for the three months ended March 31, 2007. No recoverable amounts were written off during the three months ended March 31, 2007 or 2006.

The following table lists the Company’s largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at March 31, 2007 and the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Ltd.	$56.9	A+
Arch Reinsurance Ltd.	28.2	A
Various Lloyd’s syndicates	11.2	A
The Toa Reinsurance Company of America	10.5	A
Aspen Insurance Ltd.	9.1	A−
General Fidelity	8.0	A−
Max Re Ltd.	8.0	A−
Glacier Reinsurance AG	7.9	A−
Odyssey America Reinsurance Corporation	7.6	A
Transatlantic Reinsurance Company	5.7	A+
PXRE Reinsurance Ltd.	4.6	B+
XL Re Ltd.	3.6	A+
Allianz Marine & Aviation Versicherungs AG	3.1	A−
Other Reinsurers Rated A− or Better	8.1	A−
All Other Reinsurers	3.6	B+ or lower
Total	$176.1

No reinsurers other than those included above accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of March 31, 2007.

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three months ended March 31, 2007 and 2006 is shown below.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Three months ended March 31, 2007	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$28,274	$42,684	$5,166
Reinsurance assumed	1,524	4,290	181
Gross	29,798	46,974	5,347
Ceded reinsurance	(15,448)	(21,337)	8,948
Net	$14,350	$25,637	$14,295

Three months ended March 31, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$75,845	$86,426	$52,715
Reinsurance assumed	39,024	49,205	27,333
Gross	114,869	135,631	80,048
Ceded reinsurance	(52,155)	(56,063)	(25,556)
Net	$62,714	$79,568	$54,492

8.	Commitments and contingencies

a)	Concentrations of credit risk

At March 31, 2007 the Company had a provision for uncollectible premiums receivable of $0.7 million which was originally established during the year ended December 31, 2006. The Company did not record any provision for uncollectible premiums receivable for the three months ended March 31, 2006. No balances were written off during the three months ended March 31, 2007 and 2006.

As of March 31, 2007 the Company did not hold any derivative instruments.

b)	Concentrations of premium production

During the three months ended March 31, 2007, Syndicate 4000 accounted for approximately $38.5 million of the Company’s gross written premium. The Company’s run-off segments recorded gross premium returns of $(10.5) million offset by gross premiums written of $1.8 million. During the three months ended March 31, 2006, Syndicate 4000 accounted for $19.3 million, or 16.8%, of the Company’s gross written premiums.

Syndicate 4000 generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the three months ended March 31, 2007, two brokers accounted for approximately 19% and 16% of the gross premiums written. No other brokers accounted for more than 10% of the Lloyd’s segment’s gross written premium for the three months ended March 31, 2007. During the three months ended March 31, 2006, three brokers accounted for approximately 24%, 10% and 10% of the Lloyd’s segment’s gross premiums written. No other brokers accounted for more than 10% of the underwriting segment’s gross written premium for the year three months ended March 31, 2006.

During the three months ended March 31, 2007 and 2006, the Company returned approximately $9.8 million and $14.1 million in gross written premium due to cancellations.

c)	Restricted assets

The Company has issued letters of credit (‘‘LOC’’) under its Letter of Credit Agreements, for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

a landlord relating to a lease agreement for office space. On January 30, 2007, the Company reduced the aggregate commitment of the ING Letter of Credit Facility from $240.0 million to $210.0 million effective February 9, 2007. As of March 31, 2007, the Company had $155.0 million of fully secured letters of credit issued and outstanding under its Credit Agreement.

The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding and assuming companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company’s obligations associated with the assumption of environmental remediation liabilities.

The fair values of these restricted assets by category at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007		December 31, 2006
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$1,121	$30,118	$979	$28,888
Funds deposited with Lloyd’s	72,800	129,622	52,838	136,788
LOC pledged assets	31,781	145,948	2,520	271,129
Trust funds	11,628	174,504	9,331	191,463
Amounts held in trust funds related to deposit liabilities	2,743	37,106	2,475	36,840
Total	$120,073	$517,298	$68,143	$665,108

d)    Litigation

On February 5, 2007 a class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, James J. Ritchie, the Company’s Executive Chairman, Jonathan J. R. Dodd, the Company’s Chief Financial Officer, Robert Lippincott III, a director and formerly the Company’s Interim Chief Executive Officer and President, Michael J. Murphy, Nigel W. Morris, W. Russell Ramsey and Wallace L. Timmeny, all former directors, Friedman Billings Ramsey & Co., Ltd and BB&T Capital Markets on behalf of a putative class consisting of investors who purchased our publicly traded Series A preferred securities and common shares between December 14, 2005 and March 2, 2006.  The complaint alleges, among other things, that we made false, misleading and incomplete statements and that the prospectuses we issued in connection with the sale of Series A preferred shares and common shares in December 2005, at the time they became effective, were inaccurate or misleading, contained untrue statements of material fact and/or omitted to state material facts necessary to make the statements made therein not misleading, in violation of Section 11 of the Securities Act of 1933.  The class action litigation seeks an unspecified amount of damages, as well as other forms of relief.

On February 26, 2007, a second class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, Tobey J. Russ, the former Chairman and Chief Executive Officer, John Brittain, the former Chief Financial Officer, Jonathan Dodd, James J. Ritchie and Robert Lippincott III.  This class action lawsuit was filed on behalf of a putative class consisting of investors who purchased our publicly traded common shares between May 14, 2004 and March 2, 2006.  The complaint alleges, among other things, that our disclosures about our reserves and other matters were inadequate in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under.  This class action lawsuit seeks an unspecified amount of damages, as well as other forms of relief.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Following the end of the first quarter of 2007, Washington State Plumbers and Pipefitters Pension Trust filed a motion to be appointed lead plaintiff. Following a number of filings on behalf of potential plaintiffs and a hearing, the Court ordered that discovery in the two class action lawsuits will be coordinated.  The Court appointed the Washington State Plumbers and Pipefitters Pension Trust as lead plaintiff for purchasers of the Company’s common stock, and Zirkin-Cutler Investments as lead plaintiff for purchasers of the Company’s preferred stock.

In the normal course of business, we are involved in various claims and legal proceedings, including litigation and arbitration.  Management does not believe that the eventual outcome of any such pending ordinary course of business litigation or arbitration is likely to have a material effect on our financial condition.  Many of our insurance and reinsurance arrangements require disputes thereunder to be finally settled by binding arbitration. Assets and liabilities which are or may be the subject of arbitration are reflected in the financial statements based on management’s estimates of the ultimate amount to be realized as paid.

9.    Stock based compensation

As of March 31, 2007, there was $0.8 million of total unrecognized compensation cost related to non vested share-based compensation arrangements with respect to stock options and performance share units granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2007, the Company expensed $.05 million in compensation costs in its Statement of Operations. During the three months ended March 31, 2006, the Company did not expense compensation costs.

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

	Three months ended March 31,
	2007	2006
Option valuation assumptions:
Expected volatility	49.0%	24.0%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.56%	4.50%
Expected term (in years)	4	7

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following is a summary of the Company’s stock options and related activity during the three months ended March 31, 2007 and 2006:

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	786,764	$7.51	3,402,194	$9.55
Granted	25,000	2.08	20,000	4.80
Exercised	—	—	—	—
Forfeited	(29,583)	(7.13)	(366,724)	(8.92)
Outstanding – end of period	782,181	$7.35	3,055,470	$9.60

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.90 and $1.80.

The following is a summary of the Company’s outstanding options and exercisable options as of March 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average exercise price	Average remaining contractual life	Number of options	Average exercise price
$1.88	100,000	$1.88	6.46 years	—	$—
$2.08	25,000	$2.08	9.82 years	—	$—
$2.30	25,000	$2.34	9.32 years	—	$—
$2.52	19,480	$2.52	1.19 years	—	$—
$4.59 – $4.69	76,666	$4.67	7.81 years	19,167	$4.67
$6.39	10,000	$6.39	5.44 years	2,500	$6.39
$7.85	5,901	$7.85	5.08 years	1,475	$7.85
$8.55 – $9.00	313,134	$8.93	5.60 years	156,567	$8.93
$10.00 – $10.20	172,000	$10.00	6.48 years	127,750	$10.00
$11.60 – $12.50	35,000	$11.99	6.96 years	22,500	$11.90

There was no intrinsic value of unvested stock options as of March 31, 2007.

10.    Junior subordinated debentures

On November 29, 2006 and February 28, 2007, the Company exercised its right under the debentures and provided notice that it had elected to defer payments of interest on its Junior Subordinated Debt Securities due March 15, 2035 and June 15, 2035 under the related Indentures dated December 21, 2004 and February 24, 2005, respectively, until June 15, 2007.  In the future, the Company may elect to extend the deferral of interest to future periods.  As a consequence of these deferrals, the Company is precluded from paying dividends or distributions, redeeming, purchasing, acquiring or making liquidation payments on its 10.25% Series A Preferred Shares and its common stock until after it has paid all interest presently deferred and any interest deferred in the future. At March 31, 2007 and December 31, 2006 the Company had accrued interest of $3.0 million and $1.6 million.

11.    Income Taxes

The Company follows the liability method of accounting for income taxes whereby current and deferred tax assets and liabilities are recognized utilizing currently enacted tax laws and rates. Deferred taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

be settled or realized. Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

As of March 31, 2007, the Company provided a 100% cumulative valuation allowance against its net deferred tax assets in the amount of $47.9 million. These deferred tax assets were generated primarily from net operating losses. As a company in which most of its business is in orderly run-off, the realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits. The Company has determined that due to the cumulative loss position, it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

The Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At March 31, 2007 there are no income tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease or increase within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2007, the Company did not have interest and penalties related to uncertain tax positions.

Tax years 2003 through 2006 are subject to examination by the federal and state authorities.

12.    Subsequent events

From the period from April 1, 2007 to May 8, 2007 we returned additional gross premium associated with policy cancellations of $0.8 million.

On April 27, 2007 the Company issued 60,377 of common shares when restricted shares held by a director vested.

Please see note 8 (d) regarding litigation which includes disclosure of events after the balance sheet date.

Effective on May 4, 2007, the Company reduced the aggregate commitment of the ING Letter of Credit Facility from $210.0 million to $185.0 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2007 and the risk factors under Part II Item 1A Risk Factors contained in this Form 10-Q and the audited consolidated financial statements and related notes for the year ended December 31, 2006, as well as ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2006, filed by the Company with the SEC on March 15, 2007 (‘‘Form 10-K’’).

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

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	We have placed all of our lines of businesses in run-off, with the exception of the insurance business conducted by Syndicate 4000 at Lloyd’s. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations or other arrangements to mitigate our liabilities, obtain premium that has been due for an extended period of time but has not been paid to us, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses such that they do not exceed income from investments, prevent investment losses, maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries;

•	The execution of our run-off plan is expected to create substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. There can be no assurance that any of these initiatives or their results will not negatively impact our results of operations;

•	Our existing policy obligations in certain lines of business that we have underwritten, including marine, technical risk and aviation reinsurance and environmental insurance, continue to have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability, in certain cases for up to ten years, and our results may continue to be volatile as a result;

•	Our ability to pay dividends from our subsidiaries to Quanta Holdings is restricted by regulations in Bermuda, several states in the United States, the European Union and the UK. In addition, the BMA has, pursuant to its regulatory discretion, amended the license of

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

•	Our current estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to execute our run-off plan, operate our Lloyd’s business and evaluate and complete any strategic transactions is dependent on our ability to retain our, or attract any needed new, executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run-off plan, our Lloyd’s operations and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted our reinsurance and retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to Hurricane Rita. If our Hurricane Katrina losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for that windstorm. In addition, if our marine reinsurance losses for Hurricane Rita prove greater than currently anticipated, we will have no further retrocessional coverage available for marine reinsurance losses for that windstorm. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims because we are a run-off company or for other reasons even when we believe those payments are contractually due to us. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	The failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002, including the material weaknesses identified in our report on Form 10-K for the year ended December 31, 2006, may result in our financial statements being materially inaccurate and may cause the price of our common and preferred shares to be adversely affected;

•	Changes in the future availability, cost or quality of reinsurance;

•	Risks relating to potential litigation and arbitration;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on program managers, third-party administrators, consultants and other supporting vendors for claim payments, data, premium collection and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in our Form 10-K for the year ended December 31, 2006 and that are otherwise described from time to time in our U.S. Securities and Exchange Commission reports filed after this report. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

    General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. Since the end of 2004, we have participated in the Lloyd’s market through Syndicate 4000, which is rated ‘‘A’’ by A.M. Best. Since its inception in 2004 through the 2006 underwriting year, we committed all of Syndicate 4000’s capital requirements. For the 2007 underwriting year we are providing 90% of the capital required by Syndicate 4000 with Chaucer Holdings Plc providing the remaining 10%.

From the beginning of 2004 until the second half of 2006 we mainly provided specialty lines insurance and reinsurance services on a global basis and to a lesser extent risk assessment and risk technical services. Following A.M. Best’s rating action in the first quarter of 2006 in the wake of losses from the 2005 hurricanes and subsequent decisions by our Board of Directors after a review of strategic alternatives, we substantially ceased writing new business and began conducting a self-managed run-off of our remaining insurance and reinsurance businesses with the exception of our insurance business at Lloyd’s which is more fully described below.

Following the end of 2006, we have achieved the following:

•	We returned approximately $10.5 million in premiums to our clients during the three months ended March 31, 2007 in connection with cancellations, commutations and terminations of insurance and reinsurance policies.

•	We commuted several assumed reinsurance contracts with our clients and reduced our gross loss and loss expense reserves by approximately $0.6 million.

•	During the three months ended March 31, 2007, we entered into a 100% quota share reinsurance transaction to replace the expired retrocession of substantially all the in-force business in our technical risk property lines of business and to provide protection from future natural peril or catastrophe events in that line.

•	We have reduced the total amount of letters of credit outstanding under our letter of credit facility from $235.4 million at December 31, 2006 to $155.0 million at March 31, 2007.

•	We reduced employee headcount (other than in Lloyd’s) from 81 employees on December 31, 2006 to 75 employees on March 31, 2007.

•	We restructured our investment in our Lloyd’s insurance business through the attraction of 10% of the committed capital to Syndicate 4000 for the 2007 underwriting year from a third party and the establishment of Pembroke Managing Agency as a successor to the managing agent services of Chaucer Holdings Plc.

•	We reduced our total general and administrative costs from $16.0 million (including $3.9 million in our Lloyd’s segment) for the three months ended December 31, 2006 to $15.0 million (including $2.4 million in our Lloyd’s segment) for the three months ended March 31, 2007.

The specialty insurance and reinsurance business that is subject to our self-managed run-off is still exposed to new losses on unexpired policies and adverse development on recorded loss and loss expense reserves. During the run-off we will continue to pay losses as they fall due and collect outstanding loss and loss expenses recoverable from our reinsurers. As we continue to run-off and wind-up our businesses we have sought and will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries and dividend it or return it as capital to our holding company where it may be available to our stakeholders.  For example, in April 2007, the Financial Regulator in Ireland authorized the release, and Quanta Europe distributed, approximately $12.2 million to Quanta Holdings.

We believe that important factors that have a direct impact on the amount of capital that may ultimately be available to our stakeholders and the timing of when it will be available include our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer, or otherwise exit, as the case may be, (2) mitigate exposures to our capital by commuting, transferring or canceling our in-force policies or by purchasing additional reinsurance, (3) make available sufficient assets to facilitate distributions from our subsidiaries, (4) invest our assets in a way that balances risk with return and that is adequately matched with the expected payment periods of our obligations, (5) reduce our expenses, (6) manage our claims and collect premiums receivable and losses recoverable, (7) achieve the release of cash and investment encumbrances relating to reinsurance deposits and other security requirements, (8) manage our capital structure and (9) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process will take a long period of time and require us to meet many conditions. We have engaged our regulators and are continuing this process. When any capital is released from our subsidiaries in the future, our Board of Directors will determine when and how much of those funds will be made available to our stakeholders.

While we presently have no proposals relating to the acquisition of our company or our businesses or other strategic alternatives, we will continue to consider and evaluate, as opportunities present themselves, strategic alternatives that may include the sale of our company or some or all of our remaining businesses, or a combination of one or more of alternatives.

    Summary of Our Financial Position

As at March 31, 2007, our cash and invested assets, which were invested in instruments with an average rating of ‘‘AAA’’, totaled $944.8 million. Of these assets, a total of $637.2 million were restricted, or pledged, under letters of credit or trusts established for the benefit of our clients and approximately $307.6 million were unrestricted. We continue to seek ways to reduce these restrictions and encumbrances including through commutations, cancellations and transfers and negotiations with our clients, through claim payments and obtaining recoveries from our reinsurers and by reducing the collateral requirements we have under our credit facility.

Our total gross loss reserves were $603.5 million at March 31, 2007 as compared to $623.6 million at December 31, 2006. This decrease is primarily due to claims payments we made during the period and the effects of contract commutations, cancellations and expirations. The decrease is offset by our estimates of losses incurred on premiums earned during the first quarter of 2007 in our Lloyd’s business.

A significant portion of our reserves represent obligations with long term durations but we also have obligations with short term duration. We believe that our longer term obligations include reinsurance casualty, professional, environmental, the warranty and the contractors’ general liability portions of our HBW program and our Lloyd’s business. Total gross loss and loss expense reserves associated with these lines were approximately $469.4 million at March 31, 2007. We believe that our shorter term obligations include reinsurance property, reinsurance marine, fidelity, technical risk property, surety and portions of our program business, including the property component of the residential builders’ and contractors’ program that provides general liability, builders’ risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors through the U.S. We refer to this program as the HBW program. Total gross loss and loss expense reserves associated with these lines were approximately $134.1 million at March 31, 2007. The actual period over which we will pay losses for both of our long and short term business could significantly vary from our expectations given the immaturity of our business and our limited claims paying history and run-off status. We estimate that more than 75% of our total gross loss and loss expense reserves are recorded as incurred but not reported reserves, or IBNR, and there can be no certainty as to when these IBNR amounts may become reported, and ultimately, paid losses. Furthermore, our loss and loss expense reserves may change significantly in future periods as we seek to commute, cancel or otherwise transfer our insurance and reinsurance contracts.

During the three months ended March 31, 2007, we recognized favorable net loss and loss expense development of $2.1 million related to the 2005 hurricanes. Net of reinstatement premiums (recorded in net premiums earned) this favorable development was $2.5 million. We also recorded favorable net loss and loss expense development of $1.0 million related to the 2004 hurricanes. There was no change in our estimate of loss and loss expenses relating to the rupture of an oil pipeline in California. We may continue to incur losses from these as well as other historical events, including from policies that have been cancelled. Additionally, our remaining policies continue to be subject to risk of new losses from future catastrophes and other events. We will continue to seek and mitigate these exposures through policy cancellations, commutations and transfers along with the purchase of reinsurance protection for future catastrophes if it is available on terms that are acceptable to us. Based on our current estimate of losses related to Hurricane Katrina, we have exhausted our reinsurance and retrocessional protection with respect to that hurricane. If our Hurricane Katrina losses and our marine reinsurance losses with respect to Hurricane Rita prove to be greater than currently anticipated, we will have no further reinsurance and retrocessional coverage available for those windstorms. In addition to these losses and loss developments during the first quarter of 2007, we recorded approximately $1.5 million of net favorable loss development on our loss and loss expense reserves recorded at December 31, 2006 in several of our product lines related to more mature accident periods in which actual loss experience was better than expected.

With respect to our remaining policies with current and future exposure periods, our gross unearned premium reserves were approximately $104.1 million at March 31, 2007 including $49.4 million related to our Lloyd’s business and $29.1 million related to our HBW program and $22.6 million related to environmental risks. Some of these policies have exposure periods that extend beyond one year. We believe that approximately 63.0% of our gross unearned premium reserves will be earned within one year. The balance will be earned after one year over the remaining term of the underlying exposure periods which can be up to thirteen years. During the three months ended March 31, 2007, we purchased 100% quota share reinsurance for future losses that may occur in our technical risk property product line from natural peril or catastrophe or accidental events. This reinsurance purchase resulted in approximately $4.8 million in ceded premium in the three months ended March 31, 2007, and we believe that this significantly reduces our future net loss exposure from these events. We continue to seek to reduce these exposure periods through policy commutation, cancellation and loss portfolio transfers and, where appropriate, through the purchase of reinsurance protection.

As of March 31, 2007, our total capital was approximately $469.7 million, including our junior subordinate debentures and our redeemable preferred shares. This capital is subject to regulation in the following jurisdictions: approximately $276.3 million in Bermuda; approximately $111.6 million in the UK (Lloyd’s and the Financial Services Authority); approximately $66.6 million in the United States (mainly in Colorado and in Indiana); and approximately $17.1 million in the European Union unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Regulator. The remaining balance consists of net retained deficits in our other subsidiaries. In April 2007, the Financial Regulator in Ireland authorized the release, and Quanta Europe distributed, approximately $12.2 million to Quanta Holdings.

    Our Lloyd’s Business

On March 1, 2007, we restructured our investment in our Lloyd’s insurance business. As a result of this restructuring, we have diversified the capital that is provided to Syndicate 4000 by obtaining 10% of its capital commitment for the 2007 underwriting year from Chaucer Holdings Plc and maintaining the capital we had previously provided (approximately $116 million at March 31, 2007) which now supports 90% of Syndicate 4000’s required capital for the 2007 underwriting year and all of the required capital for the prior underwriting years. This restructuring also resulted in the appointment of Pembroke Managing Agency as the managing agent of Syndicate 4000, a role that was previously held by a subsidiary of Chaucer Holdings Plc. We hold an interest in Pembroke Managing Agency through our 15% share ownership in its parent, Pembroke JV.

For the three months ended March 31, 2007, Syndicate 4000 contributed $38.5 million and $28.3 million in gross and net written premium to our results as compared to $19.3 million and $14.8 million in gross and net written premiums for the three months ended March 31, 2006. For the three months ended March 31, 2007, of the $19.2 million increase in gross written premium, $9.3 million was due to the first time inclusion of premium estimates in gross written premium as more fully described below under ‘‘Segment Information — Lloyd’s’’. Syndicate 4000 contributed net earned premium of $23.1 million as compared to $16.5 million in net earned premium for the three months ended March 31, 2006.

Syndicate 4000’s net loss ratio was 67.1% in the first quarter of March 31, 2007 as compared to 67.0% in the first quarter of March 31, 2006. The loss ratio for the first quarter of 2007 was adversely impacted by the excess of loss reinsurance contract that we purchased for the 2006 underwriting year, which requires us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium we actually write. This adverse impact was offset to some extent by net favorable loss development in certain product lines from more mature accident periods, for example fidelity. We expect that ceding minimum fixed amounts of premiums will continue to adversely impact net loss ratios as the 2006 underwriting year continues to mature.

    Our Results

Our net income to common shareholders was $4.6 million for the three months ended March 31, 2007 as compared to a loss of $17.1 million for the three months ended March 31, 2006. The results for the three months ended March 31, 2007 reflect the fact that our insurance and reinsurance business is in run-off (with the exception of our Lloyd’s insurance business). As a result, we received significantly lower revenues from premiums earned and incurred less expenses when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006.

For the three months ended March 31, 2007, we generated approximately $14.4 million of net premiums written, consisting of $28.3 million contributed by Syndicate 4000, after premiums ceded on purchased reinsurance protection and of the return of premiums of approximately $10.5 million to our clients as we sought to reduce our loss exposures through policy cancellations, commutations and other transactions. This compares to approximately $62.7 million of net premiums written, after premiums ceded on purchased reinsurance protection in the first quarter of 2006. The reduction reflects our decision to engage in a self-managed run-off (with the exception of our capital commitment to Syndicate 4000).

Similarly, our net premiums earned were $25.6 million for the three months ended March 31, 2007 compared to $79.6 million for the three months ended March 31, 2006. Our net premiums earned were impacted by significantly lower premium writings and, to a lesser extent, by premium returns associated with policy cancellations. We expect significant decreases in net premiums earned in future periods as we do not expect to underwrite new policies, other than in our Lloyd’s segment. Historically, net premiums earned have been our primary source of revenue. For the three months ended March 31, 2006, net premiums earned contributed approximately 94% to our total revenues, and for the three months ended March 31, 2007, this contribution reduced to 61.2%, which included 56.2% from our Lloyd’s segment.

For the three months ended March 31, 2007, net revenues from non-underwriting activities, such as net investment income and technical services revenues, were not sufficient to offset general and administrative expenses, interest expense and depreciation and amortization. We expect that this trend will continue and that we will incur net losses in future periods. We are seeking to mitigate these expected losses through continued overhead reduction strategies, particularly through headcount reductions. During the first quarter of 2007, our total general and administrative expenses were $15.0 million (including Lloyd’s segment expenses of $2.4 million) compared to $29.5 million (including Lloyd’s segment expenses of $2.4 million) in the first quarter of 2006, and our headcount, excluding Lloyd’s, has reduced to 75 as at March 31, 2007, compared to 81 at December 31, 2006.

We expect that our shareholders’ equity will decline as we incur net losses in future periods. However, we believe that our cash and investment asset portfolios totaling approximately $944.8 million at March 31, 2007 will provide sufficient liquidity to meet currently foreseen obligations.

Our net losses and loss expenses incurred were $14.3 million for the three months ended March 31, 2007 as compared to $54.4 million for the three months ended March 31, 2006. Our loss ratio, which is a function of our selected ultimate loss ratios and specific loss events, was 55.8% for the three months ended March 31, 2007 as compared to 68.5% for the three months ended March 31, 2006. For the three months ended March 31, 2007, we recorded net favorable development, excluding the effect of reinstatement premiums, of approximately $3.1 million in relation to the 2004 and 2005 hurricanes and net favorable development of approximately $1.5 million in the selection of certain prior period accident year ultimate net loss ratios in several of our product lines (primarily in our Lloyd’s fidelity and crime products and in our professional lines) that reduced prior period loss reserves. We believe that as our net earned premiums reduce, other than in Lloyd’s segment, and if our loss estimates change, our net loss ratio may become more volatile in future periods.

Our general and administrative expenses for the three months ended March 31, 2007 were $15.0 million, including $2.4 million of direct expenses related to our Lloyd’s segment. Our general and administrative expenses excluding those direct costs associated with our Lloyd’s segment were $12.6 million in for the three months ended March 31, 2007 as compared to $27.1 million for the three months ended March 31, 2006. We have reduced our workforce, excluding Lloyd’s, from 183 employees as of December 31, 2005 to 75 employees as of March 31, 2007. Our workforce is now primarlily allocated the run-off of our exited business lines, claims handling, finance, actuarial, general corporate and administrative functions. During the three months ended March 31, 2007 and 2006, we recorded severance costs of approximately $0.4 million and $5.2 million as a result of employee reductions following our decision to place our specialty insurance and reinsurance lines, other than Syndicate 4000, into self-managed run-off. Severance costs relate to the expenses associated with those employees who have been provided notice and those who we expect to be terminating in the future. Since January 1, 2006 we have recorded $14.7 million of severance expenses, and at March 31, 2007 our provision for future severance payments totaled $5.9 million. We continue to seek to reduce our general and administrative expenses (including through further employee reductions) and expect, barring unforeseen circumstances, that our 2007 general and administrative expenses will be lower than those incurred during 2006.

Our investment portfolio generated net investment income of $11.8 million for the three months ended March 31, 2007, compared to $10.8 million for the three months ended March 31, 2006. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.0% for the three months ended March 31, 2007 compared to 4.4% for the three months ended March 31, 2006. Net investment income increased in the three months ended March 31, 2007 as compared to 2006 despite a lower level of invested assets due to reinvestment of maturity proceeds at higher market interest rates over the course of 2006. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off, reduced cash inflows from premiums written and increased cash outflows associated with loss and loss expenses and overhead costs.

On January 1, 2007 we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the three months ended March 31, 2007 being recorded as net realized gains or losses within our statement of operations. During the three months ended March 31, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other-than-temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income for the three months ended March 31, 2006 included $(0.2) million of net change in unrealized losses. If SFAS 159 had been applied in the three months ended March 31, 2006, net investment income and net gains (losses) on investments would have been $2.2 million compared to $13.7 million for the three months ended March 31, 2007. This increase of $11.5 million is a result of a stronger interest rate environment in the three months ended March 31, 2007 as compared to 2006.

The changes in fair market value of investments and their affect in the consolidated statements of operations and balance sheets for the three months ended March 31, 2007 and 2006 are shown in the table below:

	2007	2006
	($ in thousands)
Net investment gains (losses) within the statement of operations consisted of the following:
Net realized gains (losses) on investments	$985	$(8,320)
Net change in the fair value of trading securities	901	—
	$1,886	$(8,320)
Other comprehensive loss consisted of the following:
Net change in unrealized losses on investments, net of income taxes	$—	$(235)

Of the net realized investment losses of $8.3 million during the three months ended March 31,  2006, $6.1 million related to recognized losses on securities deemed to be other-than-temporarily-impaired. We determined that certain investment securities were other-than-temporarily impaired as a result of general uncertainties surrounding our business resulting from our decision to cease underwriting or seek new business and to place most of our remaining insurance and reinsurance businesses into orderly run-off. The realization of these losses were primarily attributable to changes in interest rates rather than changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. This recognition of losses within net realized losses on investments had no effect on our shareholders’ equity, the market value of our investments, our cash flows or our liquidity.

    Segment Information

Following the decision of our Board of Directors to place most of our business in run-off in 2006, we changed the composition of our reportable segments and renamed our specialty insurance segment and specialty reinsurance segment as specialty insurance run-off segment and specialty reinsurance run-off segment. We continue to earn premiums in our insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited. The specialty insurance run-off and specialty reinsurance run-off segments are more fully described as follows:

•	Specialty insurance run-off. Our specialty insurance run-off segment includes the remaining policies written in our traditional, structured and program specialty insurance product line until the second quarter of 2006 and those policies that we were required by regulation to write in the remainder of 2006. Our traditional specialty insurance products included technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. These products were written both on a direct basis with insured clients or by reinsuring policies that were issued on our behalf by third-party agents, insurers and reinsurers. Our specialty insurance programs include the HBW program.

•	Specialty reinsurance run-off. Our specialty reinsurance run-off segment includes the remaining contracts written in our traditional specialty reinsurance products line. Our specialty reinsurance products included property, casualty and marine and aviation products.

•	Lloyd’s. Syndicate 4000 at Lloyd’s, our Lloyd’s segment, was created in December 2004 and currently writes traditional specialty insurance products including professional liability (commercial professional indemnity and directors’ and officers’ coverage), financial institutions (fidelity and crime, bankers’ bonds, bankers’ professional liability and errors and omissions), specie and fine art and kidnap and ransom. For the 2007 underwriting year, we provide 90% of the capital of Syndicate 4000 as compared to all of the capital commitment from Syndicate 4000’s inception through the 2006 underwriting year. The remaining 10% of Syndicate 4000’s capital for the 2007 underwriting year is provided by Chaucer Holdings Plc. We continue to include all of the results of insurance business written by Syndicate 4000 since its inception in 2004 through the 2006 underwriting year and 90% of the results of Syndicate 4000 for the 2007 underwriting year.

•	Technical services. Prior to the sale of ESC in the third quarter of 2006, our technical services segment provided diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provided technical and information management services to our specialty insurance run-off and reinsurance run-off segments. Following the sale of ESC, the technical services segment consists of our two environmental liability assumption programs. The results for the three months ended March 31, 2006 have been reclassified to conform with the presentation of ESC in discontinued operations.

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

Main Drivers of our Results

    Revenues

We derive the majority of our revenues from two principal sources: premiums from policies currently written by Syndicate 4000 in our Lloyd’s reportable segment and investment income from our investment portfolios.

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

Reinsurance premiums written on certain types of contracts, notably treaty quota share contracts and certain premiums written by Syndicate 4000, may not be known definitively on the inception date of the contract and therefore include estimates of premiums written. These estimates are based on data provided by the ceding companies or brokers, our underwriters’ judgment and projections, and historical benchmarking. Our estimates of written premiums are re-evaluated over the term of the contract period as underwriting information becomes available and as actual premiums are reported to us. For certain excess of loss reinsurance contracts we record the minimum premium, as defined in the contract, as our estimated premium written at inception of the contract. Subsequent changes to our premium estimates and also premiums returned through policy cancellations are recorded as adjustments to premiums written in the period in which they become known and could be material. As a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable. Adjustments may significantly impact net income in the period in which premiums are determined, particularly when the subject contract is fully or substantially expired resulting in the adjustment being fully or substantially earned.

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term investments, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. We also recognize capital gains and losses on investments as a result of fluctuations in the fair market values of the investments. The objective of our current investment strategy is to preserve investment principal, maintain liquidity and manage duration risk between investment assets and insurance liabilities (when they become due, at the time of either loss settlement, cancellations or commutations), while maximizing investment returns through a diversified portfolio.

We also generated revenues, to a much smaller extent, following the sale of ESC in September 2006, in our technical services segment from the remediation of environmental liability obligations that we have assumed.

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

Acquisition expenses, which are net of expenses recovered under our ceded reinsurance contracts, consist principally of commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance and reinsurance contracts. Typically, acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance and reinsurance and may be adjustable based upon loss experience. These expenses are a function of the number and type of insurance and reinsurance contracts written. We may not be able to recover all or a portion of our acquisition expenses on commuted or cancelled policies.

We also incurred expenses directly related to and arising from our environmental remediation activities which reduced significantly following the sale of ESC in September 2006. These direct costs primarily include remediation contract related expenses. These costs are a function of, and are proportional to, the level of remediation revenues earned from the completion of remediation activities.

    Financial Ratios

The financial ratios we use include the net loss and loss expense ratio and the acquisition expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Because our net premiums earned will decrease significantly following our decision to place most of our lines of business into run-off other than in our Lloyd’s segment, we expect that our net loss ratios will continue to be volatile.

Results of Operations

Our specialty insurance and reinsurance run-off segments are both in run-off.  A comparison between our results for the three months ended March 31, 2007 and 2006 highlights the differences between running-off our business, which includes, among other things, returning premium upon contract cancellations, on the one hand, during the three months ended March 31, 2007 and writing and earning premium following the entering into insurance and reinsurance agreements on the other hand during the three months ended March 31, 2006.  As a result, a comparison of our results of these periods has limited use.

    For the three months ended March 31, 2007 and 2006

Results of operations for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
	($ in thousands)
Revenues
Gross premiums written	$29,798	$114,869
Premiums ceded	(15,448)	(52,155)
Net premiums written	14,350	62,714
Change in unearned premium	11,287	16,854
Net premiums earned	25,637	79,568
Technical services revenues	492	1,699
Net investment income	11,805	10,776
Net gains (losses) on investments	1,886	(8,320)
Net foreign exchange gains (losses)	264	(319)
Other income	1,051	1,032
Total revenues	41,135	84,436
Expenses
Net losses and loss expenses	14,295	54,492
Acquisition expenses	5,199	13,933
General and administrative expenses	14,968	29,452
Interest expense	1,393	1,262
Depreciation and amortization of intangible assets	677	833
Total expenses	36,532	99,972
Income (Loss) from continuing operations before income taxes	4,603	(15,536)
Income tax (benefit) expense	(25)	25
Net income (loss) from continuing operations	4,628	(15,561)
Discontinued operations:
Income from operations of discontinued operations	—	342
Net income from discontinued operations	—	342
Net income (loss)	4,628	(15,219)
Dividends on preferred shares	—	1,916
Net income (loss) to common shareholders	$4,628	$(17,135)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues for the quarter ended March 31, 2006 were derived from the operations of ESC prior to its sale on September 16, 2006 and from the operations of our environmental liability assumption programs.

Premiums.    Gross premiums written were $29.8 million for the three months ended March 31, 2007, a decrease of $85.1 million, compared to $114.9 million for the three months ended

March 31, 2006. The decrease in our gross premiums written reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the associated return of premiums to our clients totaling $10.5 million during the three months ended March 31, 2007 following cancellation or commutation of policies.

Our Lloyd’s segment contributed $38.5 million of total gross written premiums for the three months ended March 31, 2007, compared to $19.3 million, for the three months ended March 31, 2006. This increase in Lloyd’s contribution reflects the run-off status of other segments and growth in our Lloyd’s operations during the three months ended March 31, 2007.

Premiums ceded were $15.4 million for the three months ended March 31, 2007, a decrease of $36.8 million, compared to $52.2 million for the three months ended March 31, 2006. The decrease in premiums ceded primarily reflects the reduction in gross premiums written.

Net premiums earned were $25.6 million for the three months ended March 31, 2007, a decrease of $54.0 million, compared to $79.6 million for the three months ended March 31, 2006. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment and the continued return of premiums to our clients following policy cancellations or commutations. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $74.7 million at March 31, 2007 and will be earned and recognized in our results of operations in future periods. The contribution to net premiums earned from our Lloyd’s segment is detailed under ‘‘Results by Segments’’ below.

Technical services revenues.    Technical services revenues were $0.5 million for three months ended March 31, 2007, compared to $1.7 million for three months ended March 31, 2006. The decrease is due to remediation of one of our environmental liability assumption programs occurring during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2006. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

Net investment income and net gains (losses) on investments.    Net investment income and net gains (losses) on investments consisted of the following for the three months ended March 31, 2007 and 2006:

	2007	2006
Net investment income	$11,805	$10,776
Net realized gains (losses) on investments	985	(8,320)
Net change in the fair value of trading securities	901	—
	$13,691	$2,456

Net investment income was $11.8 million for the three months ended March 31, 2007, an increase of $1.0 million, compared to $10.8 million for the three months ended March 31, 2006. Net investment income increased in the three months ended March 31, 2007 as compared to 2006 despite a lower level of invested assets due to reinvestment of maturity proceeds at higher market interest rates over the course 2006. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.0% for the three months ended March 31, 2007 compared to 4.4% for the three months ended March 31, 2006.

On January 1, 2007 we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the three months ended March 31, 2007 being recorded as net realized gains or losses within our statement of operations. During the three months ended March 31, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income for the three months ended March 31, 2006 included $0.2 million of net change in unrealized losses. If SFAS 159 had been applied in the three months ended March 31, 2006, net investment income and net gains (losses) on investments would have been $2.2 million compared to $13.7 million for the three months ended March 31, 2007. This increase of $11.5 million is a result of a stronger interest rate environment in the three months ended March 31, 2007 as compared to 2006.

As of March 31, 2007, the average duration of our investment portfolio was approximately 2.1 years with an average credit rating of approximately ‘‘AAA’’, compared to 2.5 years with an average credit rating of approximately ‘‘AA+’’ as at December 31, 2006.

Net foreign exchange losses.    Net foreign exchange gains were $0.3 million for the three months ended March 31, 2007 compared to net foreign exchange losses of ($0.3) million for the three months ended March 31, 2006. The net foreign exchange gains and losses are driven primarily by our Lloyd’s segment.

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $14.3 million for the three months ended March 31, 2007, a decrease of $40.2 million, compared to $54.5 million for the three months ended March 31, 2006. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	commutations of assumed reinsurance contracts.

Our expected ultimate losses for the three months ended March 31, 2007 included favorable development of approximately $3.1 million (excluding reinstatement premiums) relating to the 2004 and 2005 hurricanes. In addition, we recognized approximately $1.5 million in net favorable loss development in several product lines related to maturing accident periods for which actual loss experience was better than expected. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred. There is likely to be positive and negative development in our product lines as we continue to receive information related to our loss reserves and as those reserves develop over time.

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

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 55.8% for the three months ended March 31, 2007, a decrease of 12.5% compared to a total net loss ratio of 68.3% for the three months ended March 31, 2006. The decrease in the total net loss and loss expense ratio is due primarily to the net loss and loss expenses during the three months ended March 31, 2006 including $4.5 million of losses incurred related to a claim from tornado losses occurring in March 2006, and also due to favorable loss developments in the three months ended March 31, 2007, as described above.

Acquisition expenses.    Acquisition expenses were $5.2 million for the three months ended March 31, 2007, a decrease of $8.7 million, compared to $13.9 million for the three months ended March 31, 2006. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

General and administrative expenses.    General and administrative expenses were $15.0 million for the three months ended March 31, 2007, a decrease of $14.5 million, compared to $29.5 million for the three months ended March 31, 2006. General and administrative expenses were comprised of $8.1 million of personnel related expenses (including $0.4 million of severance costs) and $6.9 million of other expenses for the three months ended March 31, 2007 compared to $19.2 million of personnel related expenses (including $5.2 million of severance costs) and $10.3 million of other expenses for the three months ended March 31, 2006. The decrease in general and administrative expenses is due to the cost saving measures taken in response to our decision to cease writing new business in 2006.

Interest expense.    Interest expense was $1.4 million for the three months ended March 31, 2007, which is consistent with the interest expense of $1.3 million for the three months ended March 31, 2006, and represents incurred but unpaid interest on our junior subordinated debentures.

Depreciation and amortization of intangible assets.    Depreciation, amortization and impairment of tangible and intangible assets was $0.7 million for the three months ended March 31, 2007, compared to $0.8 million for the three months ended March 31, 2006.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended March 31, 2007, the net valuation allowance decreased by approximately $1.2 million, to $47.9 million.

Discontinued operations

Income from operations of discontinued operations.    The income from discontinued operations was $0.3 million for the three months ended March 31, 2006 that consisted of revenues and expenses from ESC, which was sold on September 15, 2006.

During the three months ended March 31, 2006, the Company’s income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations was as follows:

2006
Technical services revenues	$8,155
Other income	5
Direct technical services costs	(5,000)
General and administrative expenses	(2,574)
Depreciation of fixed assets and amortization of intangible assets	(237)
Income tax expense	(7)
Income from operations of discontinued operations	$342

ESC’s technical services revenues included the inter-company revenues charged by ESC to the liability transfer programs and to our underwriting segment.

    Specialty insurance run-off

We created the specialty insurance run-off segment in the third quarter of 2006 following our decision to pursue a self-managed run-off.  A comparison between our results for the three months ended March 31, 2007 and 2006 highlights the differences between running off our business, which includes, among other things, returning premium upon contract cancellations, on the one hand, during the three months ended March 31, 2007 and writing and earning premium following the entering into insurance agreements on the other hand during the three months ended March 31, 2006.  As a result, a comparison of our results of these periods has only limited use.  Furthermore, our results for the three months ended March 31, 2007 are not representative of the actual results that we expect to achieve in future periods as policy cancellations and other run-off activities mainly consist of individual transactions following negotiations between us and third parties that do not follow specified timelines. As a result the comparison of period to period financial ratios in this segment is not appropriate. The table below shows the results of the specialty insurance run-off segment for the three months ended March 31, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$(10,697)	$65,087	$(75,784)
Premiums ceded	(1,354)	(25,181)	$23,827
Net premiums written	$(12,051)	$39,906	$(51,957)
Net premiums earned	$3,398	$41,547	$(38,149)
Other income	970	768	202
Net losses and loss expenses	(1,399)	(27,647)	26,248
Acquisition expenses	(272)	(5,411)	5,139
General and administrative expenses	(1,744)	(6,563)	4,819
Net underwriting income	$953	$2,694	$(1,741)

Premiums.    Gross and net premiums written were $(10.7) million and $(12.1) million for the three months ended March 31, 2007 compared to $65.1 million and $39.9 million for the three months ended March 31, 2006. The significant decrease in our specialty insurance run-off segment’s gross and net premiums written was due to the decision to cease writing new business in 2006, our decision to run-off the majority of our businesses and the effect of premium returns to our clients and the transfer of policies to third parties.

During the three months ended March 31, 2007, we returned or transferred approximately $9.7 million of gross written premiums since our decision to run-off these product lines and to reduce the amount of our in-force policy exposures. Furthermore, we purchased additional reinsurance protection in our technical risk property product line as more fully described below.

Our technical risk property, professional liability, environmental liability and other product lines returned premium of $5.5 million, $0.8 million, $3.1 million and $0.4 million respectively for the three months ended March 31, 2007.

We ceased to write the HBW program in our technical risk property product line under the terms of the managing agency agreement which terminated on December 2, 2006. This program accounted for the substantial majority of total specialty insurance run-off segment gross and net premiums written in the three months ended March 31, 2006. The policies in our HBW program were underwritten by a third-party agent who was instructed to follow our underwriting guidelines.

Premiums ceded were $1.4 million during the three months ended March 31, 2007, a decrease of $23.8 million compared to $25.2 million for the three months ended March 31, 2006. The decrease in premiums ceded is a result of the decrease in our gross premiums written. The impact of this decrease is offset by $4.8 million of additional premiums ceded in our technical risk property product line related to the purchase of a 100% quota share reinsurance transaction to replace the expired retrocession of substantially all the in-force business in our technical risk property lines of business and to provide protection from future natural peril or catastrophe events in that line.

Net premiums earned for the three months ended March 31, 2007 were $3.4 million, a decrease of $38.1 million, compared to $41.5 million for the three months ended March 31, 2006, representing the reductions of premiums written and the return of premiums to our clients. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $1.0 million for the three months ended March 31, 2007 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $1.4 million for the three months ended March 31, 2007, a decrease of $26.2 million compared to $27.6 million for the three months ended March 31, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the decrease in significant loss occurrences, particularly compared to the tornadoes that occurred in the first quarter of 2006 (which totaled $4.5 million in net losses and loss expenses);

•	a substantial decline in the number of insurance contracts we entered into and the associated net premiums earned; and

•	favorable development in our ultimate loss ratio selections in certain product lines.

We recognized favorable development of $0.3 million in relation to the 2005 hurricanes compared to favorable development of $0.2 million in the first quarter of 2006. Our expected ultimate losses calculated during the three months ended March 31, 2007 do not include any additional estimated gross and net loss estimates related to damage caused by an oil pipeline in California, which is covered by an insurance contract in our environmental liability product line. There remains the possibility of further negative development on this loss in the future, particularly if the timing of the completion of the remediation plan for the spill is further delayed. We continue to participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    Acquisition expenses were $0.3 million for the three months ended March 31, 2007 compared to $5.4 million for the three months ended March 31, 2006. The decrease in acquisition expenses was primarily due to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Deferred acquisition costs include, as of March 31, 2007, $5.4 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    General and administrative expenses totaled $1.7 million for the three months ended March 31, 2007 compared to $6.6 million for the three months ended March 31, 2006. The decrease in our general and administrative expense was due to the cost saving measures taken in response to discontinuing writing new and renewal business during the three months ended March 31, 2007.

    Specialty reinsurance run-off

We created the specialty reinsurance run-off segment in the third quarter of 2006 following our decision to pursue a self-managed run-off.  A comparison between our results for the three months ended March 31, 2007 and 2006 highlights the differences between running off our business, which includes, among other things, returning premium and settling losses upon contract cancellations and commutations, on the one hand, during the three months ended March 31, 2007 and writing and earning premium following the entering into reinsurance agreements on the other hand during the three months ended March 31, 2006.  As a result, a comparison of our results of these periods has only limited use.  Furthermore, our results for the three months ended March 31, 2007 are not representative of the actual results that we expect to achieve in future periods as contract cancellations and commutations and other run-off activities mainly consist of individual transactions following negotiations between us and third parties that do not follow specified timelines. As a result the comparison of period to period financial ratios in this segment is not appropriate. The table below shows the results of the specialty reinsurance run-off segment for the three months ended March 31, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross assumed premiums written	$1,964	$30,526	$(28,562)
Premiums ceded	(3,875)	(22,556)	18,681
Net premiums written	$(1,911)	$7,970	$(9,881)
Net premiums earned	$(864)	$21,529	$(22,393)
Other income	161	236	(75)
Net losses and loss expenses	2,598	(15,761)	18,359
Acquisition expenses	857	(5,567)	6,424
General and administrative expenses	(493)	(2,636)	2,143
Net underwriting income (loss)	$2,259	$(2,199)	$4,458

Premiums.    Gross and net premiums written were $2.0 million and $(1.9) million for the three months ended March 31, 2007 compared to $30.5 million and $8.0 million of gross and net premiums written for the three months ended March 31, 2006. The decrease in our specialty reinsurance run-off segment’s gross and net premiums written reflects the decrease in our reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our reinsurance business line, combined with changes in estimates in written premiums, and return premiums arising and contract commutations.

The table below shows gross and net premiums written by product line whether written on a traditional reinsurance, programs or structured basis for the three months ended March 31, 2007 and 2006:

	2007		2006
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Property	$3,667	$(100)	$19,957	$198
Casualty	(1,405)	(1,405)	12,289	12,289
Marine, technical risk and aviation	(298)	(406)	(1,720)	(4,517)
Total	$1,964	$(1,911)	$30,526	$7,970

Gross written premiums in our specialty reinsurance run-off segment of $2.0 million for the three months ended March 31, 2007 consisted primarily of $3.7 million in additional gross premium, where reported premium on a policy was greater than the original estimate, offset by the impact of the policy commutations of $0.6 million and a reduction in other premium estimates of approximately $1.3 million.

Ceded premiums were $3.9 million during the three months ended March 31, 2007 compared to $22.6 million for three months ended March 31, 2006. The decrease in our ceded premiums written largely reflects our decision to discontinue writing business in our reinsurance product lines in 2006. During 2006 we purchased additional retrocessional coverage for our marine, technical risk and aviation reinsurance product line to limit our future probable maximum losses during 2006 and 2007. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. For the three months ended March 31, 2007 ceded premiums includes $3.6 million of premium ceded to a third-party reinsurer in relation to the additional gross premium discussed above. Ceded premiums are earned over the period of each insured risk.

Net premiums earned were negative $(0.9) million for the three months ended March 31, 2007 and decreased by $22.4 million compared to $21.5 million for the three months ended March 31, 2006.

The decrease reflects the decrease in earning of premiums on contracts written in prior periods, the impact of the decision to discontinue writing new and renewal business in our reinsurance and insurance lines of business and the impact of changes in premium estimates and premium returns. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Other income.    Other income was $0.2 million for the three months ended March 31, 2007 compared to $0.2 million for the three months ended March 31, 2006, and related to income, including fees, recognized on non-traditional reinsurance contracts

Net losses and loss expenses.    Net losses and loss expenses were favorable in the amount of $2.6 million for three months ended March 31, 2007 compared to $15.8 million for the three months ended March 31, 2006. The decrease in net losses and loss expenses incurred was primarily due to lower net earned premium and to fewer significant loss occurrences, particularly compared to those relating to the development of losses related to the 2005 hurricanes. Net losses and loss expenses are also a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. For the three months ended March 31, 2007 we recognized favorable development of approximately $1.0 million and $1.9 million in relation to the 2004 and 2005 hurricanes, offset by changes in our ultimate loss estimates on other policies.

Included in our estimated ultimate losses during the three months ended March 31, 2007 are specific loss estimates on contracts of reinsurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty reinsurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $75.0 million (excluding the favorable impact of net reinstatement premiums of $0.3 million) compared to $72.3 million as at March 31, 2006 (excluding the adverse impact of net reinstatement premiums of $1.3 million). Our estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with cedents and brokers. The actual amount of losses from these hurricanes may vary significantly from the estimate.

Acquisition expenses.    Acquisition expenses were negative $(0.9) million for three months ended March 31, 2007 compared to $5.6 million for the three months ended March 31, 2006. The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

General and administrative expenses.    Direct general and administrative expenses totaled $0.5 million for the three months ended March 31, 2007 compared to $2.6 million for the three months ended March 31, 2006, reflecting the cost saving measures taken during 2006 in response to the decision to run-off most of our remaining reinsurance lines.

    Lloyd’s

For the 2007 underwriting year, we provide 90% of the capital requirements of Syndicate 4000. From its inception in 2004 through the 2006 underwriting year, we provided all of the capital requirements of Syndicate 4000. We continue to include all of the results of business written by Syndicate 4000 since its inception in 2004 through the 2006 underwriting year and 90% of business written by Syndicate 4000 in the 2007 underwriting year.

For the 2007 underwriting year, Syndicate 4000 has total stamp capacity of £73 million ($143 million) as compared to £82 million ($160 million) for the 2006 underwriting year. This stamp capacity represents the ultimate premium amount (gross premium but net of acquisition expenses) that Syndicate 4000 is permitted to write for the underwriting year.

Our participation in Syndicate 4000 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of Syndicate 4000 for each underwriting year because we hold an undivided interest in each asset and we are proportionately liable for each liability of Syndicate 4000. The results reported for the three months ended March 31, 2007 comprise our 90% share of the results of the 2007 underwriting year activities of Syndicate 4000 plus all of the results of prior underwriting year activities. The results reported for the three months ended March 31, 2006 comprise all of the activities of Syndicate 4000 during that period.

The table below shows the results of our Lloyd’s segment for the three months ended March 31, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$38,531	$19,256	$19,275
Premiums ceded	(10,219)	(4,418)	(5,801)
Net premiums written	28,312	14,838	13,474
Net premiums earned	$23,103	$16,492	$6,611
Net losses and loss expenses	(15,494)	(11,084)	(4,410)
Acquisition expenses	(5,784)	(2,955)	(2,829)
General and administrative expenses	(2,437)	(2,362)	(75)
Net underwriting income (loss)	$(612)	$91	$(703)
Ratios:
Loss and loss expense ratio	67.1%	67.0%	0.1%
Acquisition expense ratio	25.0%	17.9%	7.1%

Premiums.    Stamp capacity is the measure of the amount of premium Syndicate 4000 is authorized to write and is determined based on a business plan approved by the Council of Lloyd’s and the funds provided by the capital providers. The stamp capacity of Syndicate 4000 for 2007 is £73 million ($143 million) which equates to the amount of premium that can be written in the 2007 underwriting year (premium being defined for these purposes only as gross premium less acquisition expenses). We provide 90%, or £65.7 million ($128 million) of the stamp capacity for the 2007 underwriting year. Syndicate 4000 had stamp capacity of £82 million ($160 million) during 2006, all of which was provided by us.

Gross and net premiums written were $38.5 million and $28.3 million for the three months ended March 31, 2007 as compared to $19.3 million and $14.8 million of gross and net premiums written for the three months ended March 31, 2006. The increase in premiums written is primarily due to the inclusion of premium estimates during the three months ended March 31, 2007 which totaled approximately $9.3 million in gross premiums written. Beginning in 2007, Syndicate 4000’s reported gross written premiums include estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business.

The increase in gross premium written was also due to the an increase in the amount of business written by Syndicate 4000. The Syndicate was able to attract new and secure renewal business because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition. In addition, Syndicate 4000 also acted as the lead underwriter on a greater percentage of its gross premiums written during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. We believe that as the lead underwriter, Syndicate 4000 is not only able to obtain better pricing terms but also to have a higher degree of control over terms and conditions and claims evaluation and processing.

The table below shows gross and net premiums written by product line for the three months ended March 31, 2007 and 2006.

	2007		2006
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
	($ in thousands)
Financial institutions	$17,171	$12,165	$10,375	$7,898
Professional liability	14,704	10,723	7,515	5,735
Specie and fine art	5,811	4,580	1,366	1,205
Kidnap and ransom	845	844	—	—
Total	$38,531	$28,312	$19,256	$14,838

Premiums ceded.    In the ordinary course of business Syndicate 4000 reinsures certain insurance risks with the purpose of limiting maximum loss exposure. Premiums ceded to reinsurers were $10.2 million during the three months ended March 31, 2007 an increase of $5.8 million, compared to $4.4 million for the three months ended March 31, 2006. The increase in premiums ceded reflects the increase in our gross premium written described above. Ceded premium for the three months represented 26.5% of gross written premium compared to 22.9% for the three months ended March 31, 2007. The increase in premiums ceded as a percentage of gross written premiums reflects the cessions under the excess of loss reinsurance contract that we purchased for the 2006 underwriting year which requires us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium we actually write. When we purchased this reinsurance protection, we expected to meet the minimum premium targets.

Net premiums earned during the three months ended March 31, 2007 were $23.1 million, an increase of $6.6 million, compared to $16.5 million for the three months ended March 31, 2006. The increase in net premiums earned was primarily due to growth in Syndicate 4000’s business and the earning of premiums written in prior periods. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $15.5 million for the three months ended March 31, 2007, an increase of $4.4 million, compared to $11.1 million for the three months ended March 31, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in our net premiums earned.

Our Lloyd’s segment net loss ratio was 67.1% for the three months ended March 31, 2007 compared to a net loss ratio of 67.0% for three months ended March 31, 2006. The loss ratio for the first quarter of 2007 was adversely impacted by the excess of loss reinsurance contract that we purchased for the 2006 underwriting year, which requires us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium we actually write. This adverse impact was offset to some extent by net favorable loss development in certain product lines from more mature accident periods, for example fidelity. We expect that ceding minimum fixed amounts of premiums will continue to adversely impact net loss ratios as the 2006 underwriting year continues to mature.

Acquisition expenses.    Acquisition expenses were $5.8 million for the three months ended March 31, 2007, an increase of $2.8 million compared to $3.0 million for the three months ended March 31, 2006. The increase in acquisition expenses was driven by a higher level of earned premium in 2006.

Our acquisition expense ratio was 25.0% for the three months ended March 31, 2007, an increase of 7.1%, compared to 17.9% for the three months ended March 31, 2006. This increase is in part attributable to the proportion of the gross premium written in respect of the 2006 underwriting year ceded to reinsurers. Syndicate 4000’s 2006 excess of loss reinsurance contract requires it to cede minimum fixed amounts of our premium, regardless of the amount of gross premium written. The acceleration of minimum ceded earned premium contributed to the higher ratio. Also contributing to the increase in aquisition expense ratio, to a lesser degree, are increases in the premium written in specie and fine art and kidnap and ransom as a proportion of the total gross premium written. Specie and fine art and kidnap and ransom business generally carries higher acquisition expenses than professional and financial institution product lines.

General and administrative expenses.    General and administrative expenses were $2.4 million for the three months ended March 31, 2007, compared to $2.4 million for the three months ended 31, 2006. The general and administrative ratio for the three months ended March 31, 2007 was 10.5% compared to 14.3% for the three months ended March 31, 2006. The reduction in the general and administrative expense ratio is due to the increased net earned premium in the three months ended 31, March 2007 compared to the three months ended March 31, 2006. Many of the general and administrative expenses incurred by Syndicate 4000 are fixed costs such as the Lloyd’s central fund contributions, managing agency fees, both of which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee related expenses. Syndicate 4000’s Lloyd’s central fund contribution for the 2007 underwriting year was reduced to 1% of stamp capacity from 2% for the 2006 underwriting year. In addition, the lower stamp capacity for 2007 than for 2006 also contributes to lower central fund charges. These reduced costs are partially offset by increased managing agency fees payable in 2007.

    Technical services

    Three months ended March 31, 2007 compared to three months ended March 31, 2006

The following table summarizes and compares our technical services segment results for three months ended March 31, 2007 and 2006.

	2007	2006	Change
	($ in thousands)
Technical services revenues	$492	$1,699	$(1,207)
General and administrative expenses	(507)	(1,372)	865
Net technical services (loss) income	$(15)	$327	$(342)

Technical services revenues.     Technical services revenues were $0.5 million for three months ended March 31, 2007, compared to $1.7 million for three months ended March 31, 2006. The decrease is due to remediation of one of our environmental liability assumption programs substantially occurring during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2006. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

General and administrative expenses.    Direct general and administrative expenses were $0.5 million for three months ended March 31, 2007, compared to $1.4 million for the three months ended March 31, 2006. The decrease is due to remediation of one of our environmental liability assumption programs occurring during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated expenses to the same extent as it did in 2006. We expect that our technical services expenses will continue to decrease in future periods as the remediation nears completion.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company and as such, has no direct operations of its own. Quanta Holdings’ assets consist of investments in our subsidiaries through which we conduct substantially all of our business at Lloyd’s, our specialty insurance and reinsurance run-off and our technical services operations. As of March 31, 2007, we had operations in the U.S., Bermuda, Ireland and the United Kingdom.

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

As of March 31, 2007 we had cash and cash equivalents and investments of approximately $944.8 million. We estimate that our cash and cash equivalents and investment balances include approximately $177.7 million that is pledged as collateral for letters of credit, approximately $186.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $202.4 million that is held by Lloyd’s to support our underwriting activities in Syndicate 4000, $39.8 million held in trust funds that are related to our deposit liabilities and $31.2 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that on March 31, 2007 we had net unrestricted investments of approximately $307.6 million, including net cash and cash equivalents of approximately $84.4 million. Of the $307.6 million, approximately $294.3 million represents net unrestricted investments held by our operating subsidiaries of which approximately $121.3 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd, which are subsidiaries of Quanta Bermuda, hold approximately $149.2 million of net unrestricted cash and investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements.

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

As of March 31, 2007, we had net cash and cash equivalent balances and investments of approximately $307.6 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries. However, we cannot issue new letters of credit under our credit agreement if we have incurred a material adverse effect or if a default exists under the agreement.

As of March 31, 2007 and May 8, 2007, we had obligations related to fully secured letters of credit of approximately $155.0 million and $145.8 million.

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

We believe we have sufficient assets to pay our currently foreseen liabilities as they become due and we have no immediate intent to liquidate our investments portfolios, other than in the normal course of our investment management policies. However, we may be required to sell securities to satisfy return premium or loss obligations on contracts that are cancelled or commuted.

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

The market value of our total investment portfolio including cash and cash equivalents was $944.8 million, of which $689.9 million related to trading fixed maturity investments, $84.4 million related to cash and cash equivalents, $120.1 related to restricted cash and cash equivalents, $13.3 million related to trading short-term investments and $37.1 million to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity and cash investments which are currently managed by the following external investment advisors: Deutsche Asset Management and JP Morgan Investment Management Inc., our external investment advisors. Custodians of our externally managed investment portfolios are Comerica Incorporated, JP Morgan Chase Bank N.A. and Citibank N.A.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. As of March 31, 2007, all of the fixed maturity investments were investment grade, with a weighted average credit rating of ‘‘AAA’’ based on ratings assigned by S&P.

Our total investments and cash and cash equivalents totaled $944.8 million as of March 31, 2007 compared to $948.2 million as of December 31, 2006. Restricted cash and investments totaled $637.4 million, compared to $733.2 million at December 31, 2006.

Our insurance and reinsurance premiums receivable balances totaled $40.8 million as of March 31, 2007 compared to $34.6 million at December 31, 2006. The increase in premiums receivable reflects new business written by our Lloyd’s segment. Included in our premiums receivable of $40.8 million are approximately $31.8 million of written premium installments that, on March 31, 2007 were not yet due under the terms of the related insurance and reinsurance contracts. Based on our review of the remaining balance of $9.0 million, which represents premium installments that were due to us on March 31, 2007, we have established a provision for uncollectible premiums receivable of $0.7 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $14.7 million and $74.7 million as of March 31, 2007 compared to $12.1 million and $83.9 million as of December 31, 2006. The increase in our deferred acquisition costs reflects the growth in Syndicate 4000 business and the decrease in unearned premiums, net of deferred reinsurance, is primarily due to the earning of premiums written in our run-off segments in prior periods. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $427.4 million as March 31, 2007 compared to $402.4 million as of December 31, 2006. The increase in our net loss and loss expense reserves reflects our net losses and loss expenses incurred during the three months ended March 31, 2007, primarily from our on-going business at Lloyd’s and other loss developments in our run-off lines as described earlier. Our reserves for losses and loss adjustment expenses as of March 31, 2007 includes our estimate of gross and net unpaid loss expenses (including incurred but not reported losses) of $70.2 million and $42.0 million relating to Hurricanes Katrina, Rita and Wilma and of $5.6 million and $2.8 million relating to the claim related to the oil pipeline claim that occurred in 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with clients and others. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. In the three months ended March 31, 2007, we commuted several assumed reinsurance contracts and reduced our gross loss and loss expense reserves by $0.7 million. Of our total gross losses and expense reserves of $603.5 million at March 31, 2007 approximately $467.2 million or 77.4% is represented by our estimate of incurred but not reported reserves. We have participated in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our reinsurance recoverables as of March 31, 2007 totaled $176.1 million, of which $1.8 million had been submitted to our reinsurers for payment, which included $1.4 million that was due on March 31, 2007, compared to reinsurance recoverables as of December 31, 2006 of $221.2 million. The decrease in our reinsurance recoverable balance primarily reflects cash received from reinsurers during the three months ended March 31, 2007 and to a lesser extent favorable developments in our estimates of gross loss and loss expenses and are associated recoverable amounts from our reinsurers. As of March 31, 2007, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $28.3 million relating to Hurricanes Katrina, Rita and Wilma and $2.6 million relating to the oil pipeline claim that we incurred during the year ended December 31, 2006. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which we are subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate. The average credit rating of our reinsurers as of March 31, 2007 is ‘‘A’’ (excellent) by A.M. Best.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at March 31, 2007, the reinsurers’ financial strength rating from A.M. Best and the amount of collateral we held at March 31, 2007:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating	Collateral
	($ in millions)		($ in million)
Reinsurer
Everest Reinsurance Ltd.	$56.9	A+	$—
Arch Reinsurance Ltd.	28.2	A	11.0
Various Lloyd’s syndicates	11.2	A	—
The Toa Reinsurance Company of America	10.5	A	—
Aspen Insurance Ltd.	9.1	A−	2.0
General Fidelity	8.0	A−	—
Max Re Ltd.	8.0	A−	8.0
Glacier Reinsurance AG	7.9	A−	7.9
Odyssey America Reinsurance Corporation	7.6	A	—
Transatlantic Reinsurance Company	5.7	A+	—
PXRE Reinsurance Ltd.	4.6	B+	—
XL Re Ltd.	3.6	A+	—
Allianz Marine & Aviation Versicherungs AG	3.1	A−	—
Other Reinsurers Rated A− or Better	8.1	A−	8.1
All Other Reinsurers	3.6	B+ or lower	—
Total	$176.1		$37.0

Our shareholders’ equity was $332.9 million as of March 31, 2007 compared to $328.3 million as of December 31, 2006, reflecting an increase of $4.6 million that was the result of net income to common shareholders of $4.6 million for the three months ended March 31, 2007. As of March 31, 2007, we have provided a 100% cumulative valuation allowance against our net deferred tax assets in the amount of $47.9 million. These deferred tax assets were generated primarily from net operating losses. As a company in which most of its business is in orderly run-off, the realization of deferred tax assets is dependent upon the generation of sufficient taxable income in the future to recover tax benefits. We have determined that due to the cumulative loss position, that it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

The following table shows our capitalization as of March 31, 2007 and December 31, 2006:

	2007	2006
	($ in thousands)
Debt outstanding:
Letter of credit facilities(1)	$—	$—
Junior subordinated debentures	61,857	61,857
Redeemable preference shares:
Redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at March 31, 2007 and December 31, 2006)	74,998	74,998
Shareholders’ equity:
Common shares ($0.01 par value; 200,000,000 common shares authorized; 70,008,185 issued and outstanding at March 31, 2007 and December 31, 2006(2)	700	700
Additional paid-in capital	582,623	582,578
Accumulated deficit	(249,181)	(263,830)
Accumulated other comprehensive income	(1,259)	8,888
Total shareholders’ equity	332,883	328,336
Total capitalization	$469,738	$465,191
Total debt to total capital ratio(3)	29%	29%

(1)	Consisted of secured letter of credit facilities. As of March 31, 2007, the total amount of letters of credit outstanding under these facilities was $155.0 million. See ‘‘Liquidity’’ below for a discussion of our new credit facility.
(2)	This table does not give effect to warrants and options outstanding of 2,542,813 and 782,181 at March 31, 2007 compared to 2,542,813 and 786,764 at December 31, 2006.
(3)	The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of Total Debt and Total Shareholders’ Equity, or Total Capitalization.

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

As of March 31, 2007, we have capital that is subject to regulation in the following jurisdictions: approximately $276.3 million in Bermuda; approximately $111.6 million in the UK (Lloyd’s and the Financial Services Authority); approximately $66.6 million in the United States (mainly in Colorado and in Indiana); and approximately $17.1 million in the European Union jurisdiction unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Regulator. The remaining balance consists of net retained deficits in our other subsidiaries. In April 2007, the Financial Regulator in Ireland authorized the release, and Quanta Europe distributed, approximately $12.2 million to Quanta Holdings. Further extraction of this capital is subject to a number of restrictions as described above.

    Liquidity

        Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $58.1 million during the three months ended March 31, 2007, primarily due to the increase in restricted cash and cash equivalents, the payment of claim payments and the payment of general and administrative expenses, offset by cash received from the settlement of losses and loss adjustment expenses recoverable due to us. During the same period, we generated net cash of $109.6 million from our investment activities. Our cash flows from operations for the three months ended March 31, 2007 provided us with sufficient liquidity to meet operating cash requirements during that period.

As of March 31, 2007, we had cash and cash equivalents and investments of approximately $944.8 million. We estimate that our cash and cash equivalents and investment balances include approximately $177.7 million that is pledged as collateral for letters of credit, approximately $186.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $202.4 million that is held by Lloyd’s to support our underwriting activities, $39.8 million held in trust funds that are related to our deposit liabilities and $31.2 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted net investments of $307.6 million, including net cash and cash equivalents of approximately $84.4 million. Of the $307.6 million, approximately $294.3 million represents net unrestricted investments held by our operating subsidiaries of which approximately $121.3 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Bermuda, hold approximately $149.2 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We are working and will, over time, continue to work with applicable regulatory authorities to facilitate dividends or capital return from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions.

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

The A.M. Best rating action discussed above caused a default under our credit facility led by JPMorgan (the ‘‘JPMorgan credit facility’’) during 2006. The lenders waived the default under the JPMorgan credit facility until October 27, 2006 and on that date we entered into a new credit facility described below. We continue to transition all of the outstanding letters of credit, which secure our claims obligations, from the JPMorgan credit facility to the credit facility described below. As of March 31, 2007, we had approximately $21.3 million of letters of credit outstanding under the

JPMorgan credit facility, which are fully secured by a letter of credit issued by the ING credit facility described below. These letters of credit are principally used to secure our obligations to pay claims.

On October 27, 2006, we entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the mandated lead arranger, providing for a secured bank letter of credit facility (the ‘‘ING credit facility’’). The ING credit facility provided for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009. We elected to reduce the aggregate commitment under the ING credit facility to $210.0 million on February 9, 2007 and elected to make a further reduction to $185.0 million on May 4, 2007. As of March 31, 2007, we had approximately $155.0 million of letters of credit outstanding under the ING credit facility.

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

On October 27, 2006, we also entered into a Fourth Consent and Amendment to Credit Agreement (the ‘‘Fourth Amendment’’) to the JPMorgan credit facility. The Fourth Amendment, among other things, permanently terminates the lenders’ obligations to extend any loan, issue any letter of credit, modify the terms of any existing letter of credit, or otherwise extend any additional credit under the JPMorgan credit facility, releases the liens granted by us and our designated subsidiary borrowers and transfers the collateral to the collateral agent under the ING credit facility in exchange for a letter of credit issued pursuant to the ING credit facility in a stated principal amount equal to 102% of the letters of credit outstanding under the JPMorgan credit facility. Furthermore, the Fourth Amendment reduces certain fees payable under the JPMorgan credit facility and permanently removes most of the covenants contained in the JPMorgan credit facility, including the covenants mandating a maximum leverage ratio, a minimum consolidated net worth, restrictions against the incurrence of additional indebtedness, liens, dividends and other restricted payments, and the requirement that we maintain certain insurance ratings.

        Uses of cash and liquidity

As of March 31, 2007, we had cash and cash equivalents and investments of approximately $944.8 million.

After giving effect to assets pledged or placed in trust, we estimate that we have net unrestricted investments of $307.6 million, including net cash of approximately $84.4 million. Of the $307.6 million, approximately $294.3 million represents net unrestricted investments held by our operating subsidiaries of which approximately $121.3 million is held by Quanta Bermuda. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Bermuda, hold approximately $149.2 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by Quanta Europe. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements and may require the settlements of any applicable intercompany debts. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating action. Some of these insurance and reinsurance contracts also required us to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. At March 31, 2007, we had cash and cash equivalent and investment balances of approximately $307.6 million that were available to post as security or place in trust.

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

Any dividend payments on our series A preferred shares are payable by our holding company, Quanta Holdings. Quanta Holdings is dependent on dividends and other payments from its operating subsidiaries to satisfy these obligations and the obligations under our trust preferred securities. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we have incurred substantial costs, including severance payments, in connection with the implementation of any changes based on such decision. This decision also involves significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. During the three months ended March 31, 2007, we have incurred severance charges of $0.3 million. Additionally, we have entered into agreements with James J. Ritchie, Peter D. Johnson and Jonathan J.R. Dodd, and a number of other key employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these agreements, our cash requirements would include payments in an aggregate amount of up to approximately $7.5 million to all such employees. Of this amount, $5.9 million is included within our accounts payable and accrued expenses at March 31, 2007.

We expect that our cash requirements for the payment of claims will be significant in future periods as we receive and settle claims, including those relating to the claims for the hurricanes that occurred in 2005.

We incurred an insignificant amount of capital expenditures during the three months ended March 31, 2007. As we continue to manage the run-off of our specialty insurance and reinsurance business other than our Lloyd’s business, we are unable to quantify the amounts of future capital expenditures we may have to incur.

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

        Dividends and Redemptions

Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends. Further, our ability to pay dividends is subject to regulatory and contractual constraints, including the terms of the ING credit facility that prohibits us from repurchasing series A preferred shares without the consent of our lenders.

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

For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see ‘‘Item 1A.—Risk Factors—Risks Related to the Runoff and to Syndicate 4000—Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares, return capital make payments on our indebtedness and other liabilities and our ability to redeem our series A preferred shares.’’ For a discussion of certain additional limitations on our ability to pay dividends on our common shares relating to certain preferential rights associated with the Company’s series A preferred shares, see ‘‘Item 1A.—Risk Factors—Risks Related to our Securities-Our series A preferred shares have rights, preferences and privileges senior to those of holders of our common shares and the holders of our series A preferred shares might exercise their right to appoint two directors to our board of directors which might result in decisions that prejudice the economic interests of the holders of our common shares in favor of the holders of our series A preferred shares.’’

Commitments

We have contractual obligations relating to our reserves for losses and loss expenses and commitments under the trust preferred securities, preferred shares and non-cancelable operating leases for property and office equipment described above under ‘‘Liquidity’’ as of March 31, 2007 as follows:

	Payments due by period ($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Reserve for losses and loss expenses	$603,494	$188,673	$213,209	$96,196	$105,416
Interest on long-term debt obligations(1)(2)	170,352	8,729	11,243	11,243	139,137
Long-term debt obligations	61,857	—	—	—	61,857
Operating lease obligations	5,962	2,703	1,538	1,305	416
Total	$841,665	$200,105	$225,990	$108,744	$306,826

(1)	We have the option to defer up to a total 20 quarterly interest installments. Interest is cumulative if deferred. We have already deferred the quarterly interest installments which were due on December 15, 2006 and March 31, 2007.
(2)	The interest on the long-term debt obligation is based on a spread above LIBOR. We have reflected the interest due based upon the current interest rate at December 31, 2006 on the facility. The calculation for the amount due within one year includes the amounts which were due on December 15, 2006 and March 31, 2007

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

Effective during January 2007, the Company entered into a new lease for offices of the Company’s U.S. subsidiaries’ operations in downtown New York. Also effective during January 2007, the Company entered into a lease assignment transaction which relieved the Company of all obligations under a lease of office space used by the Company’s U.S. subsidiaries through mid-February 2007. The future minimum lease payments above have been adjusted to reflect these January leasing transactions. The effect on future lease commitments has been a total of $30.5 million related to the assigned lease have been excluded from the future minimum lease payments.

Off-Balance Sheet Arrangements

Other than as described under ‘‘Liquidity’’ related to our trust preferred securities offerings through the Quanta Trust I and Quanta Trust II (together ‘‘Quanta Trust I and II’’), as of March 31, 2007, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuer of the trust preferred securities and a variable interest entity, since we are not the primary beneficiary of Quanta Trust I or II. As of March 31, 2007, we have recorded the $61.9 million of Debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under ‘‘Commitments.’’ The Debentures are redeemable at the Company’s option at par beginning March 15, 2010. On November 29, 2006 and February 28, 2007, the Company exercised its right under the Debentures and provided notice that it had elected to defer payments of interest until June 15, 2007.  In the future, the Company may elect to extend the deferral of interest to future periods.  As a consequence of these deferrals, the Company is precluded from paying dividends or distributions, redeeming, purchasing, acquiring or making liquidation payments on its 10.25% Series A Preferred Shares and its common stock until after it has paid all interest presently deferred and any interest deferred in the future. At March 31, 2007 and December 31, 2006 we had accrued unpaid interest of $3.0 million and $1.6 million.

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

As described under ‘‘Liquidity’’ above we entered into the ING credit facility providing for the issuance of letters of credit for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of March 31, 2007 and December 31, 2006, we have approximately $155.0 million and $235.4 million of secured letters of credit issued and outstanding. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedent companies that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of March 31, 2007, we had approximately $186.1 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $202.4 million that is held by Lloyd’s to support our underwriting activities, $39.8 million held in trust funds that are related to our deposit liabilities and $31.2 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. We currently have net cash and cash equivalent balances of approximately $84.4 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

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

As of March 31, 2007 we did not hold any derivative instruments.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of March 31, 2007, our investment portfolio included $16.5 million, or 1.75%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased on behalf of Syndicate 4000, these securities were all rated AAA. At March 31, 2007, we did not hold any foreign currency forward contracts relating to foreign currency denominated investments.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of March 31, 2007, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, of approximately $944.8 million would have been an estimated decrease in market value of approximately $18.3 million, or 1.9%.

As of March 31, 2007, our investment portfolio included AAA rated asset and mortgage-backed securities with a market value of $226.5 million, or 28.5%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

    Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody’s Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio’s market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2007, the average credit quality of our investment portfolio was AAA, and 99.9% of fixed income securities held were investment grade.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of March 31, 2007, our loss and loss adjustment expenses recoverable from reinsurers balance was $176.1 million, of which $1.8 million had been submitted to our reinsurers for payment including $1.4 million that was due on March 31, 2007.

To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers’ financial strength ratings and seek letters of credit to collateralize balances due. At March 31, 2007 there was $37.0 million of letters of credit collateralizing loss and loss adjustment expenses recoverable from our reinsurers.

We are also exposed to credit risk relating to our premiums receivable balance. As of March 31, 2007, our premiums receivable balance was $40.8 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2007.

Limitations on the Effectiveness of Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our evaluation identified material weaknesses in our internal control over financial reporting as discussed in ‘‘Management’s Report on Internal Control Over Financial Reporting’’ contained in our Form 10-K, which remain unremediated at the end of the period covered by this report. These deficiencies in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures.

Because of the material weaknesses discussed in our Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding these material weaknesses discussed in our Form 10-K, management believes the financial statements contained in this quarterly report are fairly presented in all material respects, in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

In the course of managing our on-going business and executing our self-managed run-off strategy, we review our systems of internal control over financial reporting and make changes to our systems and processes to address the material weaknesses discussed in our Form 10-K, improve controls and increase operating efficiency and effectiveness. Changes may include such activities as implementing new, more efficient systems, automating manual processes and outsourcing certain activities.

During the quarter ended March 31, 2007, we made the following changes:

•	We outsourced substantially all of the transactional accounting for Syndicate 4000 to a managing general agent. Financial information prepared by the managing general agent will be reviewed by our finance staff before it is recorded in our consolidated financial statements.

•	We outsourced the preparation of our tax provisions and the adjustments to the related asset and liability accounts to a third party provider. Our finance staff reviews the tax provision and the adjustments to the related asset and liability accounts before they are recorded in our consolidated financial statements.

There were no other significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 5, 2007 a class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, James J. Ritchie, the Company’s Executive Chairman, Jonathan J. R. Dodd, the Company’s Chief Financial Officer, Robert Lippincott III, a director and formerly the Company’s Interim Chief Executive Officer and President, Michael J. Murphy, Nigel W. Morris, W. Russell Ramsey and Wallace L. Timmeny, all former directors, Friedman Billings Ramsey & Co., Ltd and BB&T Capital Markets on behalf of a putative class consisting of investors who purchased our publicly traded Series A preferred securities and common shares between December 14, 2005 and March 2, 2006.  The complaint alleges, among other things, that we made false, misleading and incomplete statements and that the prospectuses we issued in connection with the sale of Series A preferred shares and common shares in December 2005, at the time they became effective, were inaccurate or misleading, contained untrue statements of material fact and/or omitted to state material facts necessary to make the statements made therein not misleading, in violation of Section 11 of the Securities Act of 1933.  The class action Litigation seeks an unspecified amount of damages, as well as other forms of relief.

On February 26, 2007, a second class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, Tobey J. Russ, the former Chairman and Chief Executive Officer, John Brittain, the former Chief Financial Officer, Jonathan Dodd, James J. Ritchie and Robert Lippincott III.  This class action lawsuit was filed on behalf of a putative class consisting of investors who purchased our publicly traded common shares between May 14, 2004 and March 2, 2006.  The complaint alleges, among other things, that our disclosures about our reserves and other matters were inadequate in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under.  This class action lawsuit seeks an unspecified amount of damages, as well as other forms of relief.

Following the end of the first quarter of 2007, Washington State Plumbers and Pipefitters Pension Trust filed a motion to be appointed lead plaintiff. Following a number of filings on behalf of potential plantiffs and a hearing, the Court ordered that discovery in the two class action lawsuits will be coordinated. The Court appointed the Washington State Plumbers and Pipefitters Pension Trust as lead plaintiff for purchasers of the Company’s common stock, and Zirkin-Cutler Investments as lead plaintiff for purchasers of the Company’s preferred stock.

In the normal course of business, we are involved in various claims and legal proceedings, including litigation and arbitration.  Management does not believe that the eventual outcome of any such pending ordinary course of business litigation or arbitration is likely to have a material effect on our financial condition.  Many of our insurance and reinsurance arrangements require disputes thereunder to be finally settled by binding arbitration. Assets and liabilities which are or may be the subject of arbitration are reflected in the financial statements based on management’s estimates of the ultimate amount to be realized as paid.

ITEM 1A.    RISK FACTORS

ITEM 6.    EXHIBITS

10.1	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.

Date: May 9, 2007	/s/ Peter D. Johnson
Peter D. Johnson (On behalf of the registrant and as Principal Executive Officer)

Date: May 9, 2007	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd (Principal Financial Officer)

Index to Exhibits

10.1	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.