Form 10-Q
period 2007-06-30
QUANTA CAPITAL HOLDINGS LTD
filed 2007-08-09
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007 there were 70,107,240 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments at fair value (amortized cost: June 30, 2007, $796,907; December 31, 2006, $838,096)
Trading investments	$786,586	$37,273
Available for sale investments	—	809,902
	786,586	847,175
Cash and cash equivalents	50,442	32,894
Restricted cash and cash equivalents	93,132	68,143
Accrued investment income	7,189	6,833
Premiums receivable	40,754	34,587
Funds withheld by cedants	10,058	25,204
Losses and loss adjustment expenses recoverable	152,672	221,228
Other accounts receivable	1,121	481
Net receivable for investments sold	2,498	134
Deferred acquisition costs, net	12,532	12,124
Deferred reinsurance premiums	22,639	35,259
Software, property and equipment, net of accumulated depreciation of $7,573 (December 31, 2006: $7,208)	424	1,112
Goodwill and other intangible assets	7,175	7,350
Other assets	33,769	36,702
Total assets	$1,220,991	$1,329,226
Liabilities
Reserve for losses and loss expenses	$591,465	$623,618
Unearned premiums	94,102	119,197
Environmental liabilities assumed	2,431	3,346
Reinsurance balances payable	14,943	37,070
Accounts payable and accrued expenses	18,802	38,511
Deposit liabilities	36,202	37,014
Deferred income and other liabilities	1,755	5,279
Junior subordinated debentures	61,857	61,857
Total liabilities	821,557	925,892
Mandatorily redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at June 30, 2007 and December 31, 2006)	74,998	74,998
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity
Common shares
($0.01 par value; 200,000,000 shares authorized; 70,103,232 and 70,008,185 issued and outstanding at June 30, 2007 and December 31, 2006)	701	700
Additional paid-in capital	582,716	582,578
Accumulated deficit	(257,216)	(263,830)
Accumulated other comprehensive (loss) income	(1,765)	8,888
Total shareholders’ equity	324,436	328,336
Total liabilities, redeemable preferred shares and shareholders’ equity	$1,220,991	$1,329,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
Gross premiums written	$18,425	$32,899	$48,223	$147,768
Premiums ceded	(673)	(22,755)	(16,121)	(74,910)
Net premiums written	17,752	10,144	32,102	72,858
Change in net unearned premiums	2,112	50,261	13,399	67,115
Net premiums earned	19,864	60,405	45,501	139,973
Technical services revenues	501	496	993	2,195
Net investment income	10,724	11,753	22,529	22,529
Net losses on investments	(5,652)	(6,728)	(3,766)	(15,048)
Net foreign exchange gains (losses)	723	(1,375)	987	(1,694)
Other income	2,714	486	3,765	1,518
Total revenues	28,874	65,037	70,009	149,473
Expenses
Net losses and loss expenses	13,161	49,533	27,456	104,025
Acquisition expenses	5,264	10,260	10,463	24,193
General and administrative expenses	16,955	34,018	31,923	63,470
Interest expense	1,442	1,344	2,835	2,606
Depreciation of fixed assets and amortization and impairment of intangible assets	78	435	755	1,268
Total expenses	36,900	95,590	73,432	195,562
Loss from continuing operations before income taxes	(8,026)	(30,553)	(3,423)	(46,089)
Income tax expense (benefit)	9	22	(16)	47
Net loss from continuing operations	(8,035)	(30,575)	(3,407)	(46,136)
Discontinued operations:
Loss from operations of discontinued operations	—	(12,359)	—	(12,017)
Net loss from discontinued operations	—	(12,359)	—	(12,017)
Net loss	(8,035)	(42,934)	(3,407)	(58,153)
Dividends on preferred shares	—	—	—	1,916
Net loss to common shareholders	$(8,035)	$(42,934)	$(3,407)	$(60,069)
Weighted average common share and common share equivalents:
Basic	70,059,993	69,956,211	70,034,089	69,951,536
Diluted	70,059,993	69,956,211	70,034,089	69,951,536
Basic loss from continuing operations per common share	$(0.11)	$(0.44)	$(0.05)	$(0.69)
Basic loss from discontinued operations per common share	—	(0.17)	—	(0.17)
Basic loss per common share	$(0.11)	$(0.61)	$(0.05)	$(0.86)
Diluted loss from continuing operations per common share	$(0.11)	$(0.44)	$(0.05)	$(0.69)
Diluted loss from discontinued operations per common share	—	(0.17)	—	(0.17)
Diluted loss per common share	$(0.11)	$(0.61)	$(0.05)	$(0.86)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(8,035)	$(42,934)	$(3,407)	$(58,153)
Other comprehensive loss
Net unrealized investment losses arising during the period, net of income taxes	—	(6,836)	—	(15,391)
Foreign currency translation adjustments	(506)	(341)	(632)	(439)
Reclassification of net realized losses on available for sale investments included in net loss, net of income taxes	—	6,728	—	15,048
Other comprehensive loss	(506)	(449)	(560)	(782)
Comprehensive loss	$(8,541)	$(43,383)	$(4,039)	$(58,935)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the six months ended June 30,
	2007	2006
Share capital – common shares of par value $0.01 each
Balance at beginning of period	$700	$699
Issued during period	1	1
Balance at end of period	701	700
Additional paid-in capital
Balance at beginning of period	582,578	581,929
Common shares issued during the period	—	81
Non-cash stock compensation expense	138	533
Balance at end of period	582,716	582,543
Accumulated deficit
Balance at beginning of period	(263,830)	(199,010)
Cumulative effect adjustment resulting from the adoption of SFAS 159	10,021	—
Net loss	(3,407)	(58,153)
Dividends on preferred shares	—	(1,916)
Balance at end of period	(257,216)	(259,079)
Accumulated other comprehensive income (loss)
Balance at beginning of period	8,888	546
Cumulative effect adjustment resulting from the adoption of SFAS 159	(10,021)	—
Net change in unrealized losses on investments, net of income taxes	—	(343)
Foreign currency translation adjustments	(632)	(439)
Balance at end of period	(1,765)	(236)
Total shareholders’ equity	$324,436	$323,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the six months ended June 30,
	2007	2006
Cash flows from continuing operating activities
Net loss from continuing operations	$(3,407)	$(46,136)
Adjustments to reconcile net loss to net cash used in continuing operating activities
Depreciation of property and equipment	580	1,181
Impairment of intangible assets	175	87
Amortization of net discounts on investments	(3,690)	(2,844)
Net realized (gains) losses on investments	(2,094)	15,048
Net change in fair value of investments	5,860	—
Net change in fair value of derivative instruments	—	691
Loss on foreign exchange translation	(632)	—
Loss (gain) on sale of property and equipment	108	(47)
Non-cash stock compensation expense	138	615
Changes in assets and liabilities:
Restricted cash and cash equivalents	(24,989)	(5,116)
Accrued investment income	(356)	(1,416)
Premiums receivable	(6,167)	40,036
Losses and loss adjustment expenses recoverable	83,702	(23,160)
Deferred acquisition costs, net	(408)	12,756
Deferred reinsurance premiums	12,620	26,287
Other accounts receivable	(3,004)	938
Other assets	3,051	(14,010)
Reserve for losses and loss adjustment expenses	(32,153)	95,688
Unearned premiums	(25,095)	(90,808)
Environmental liabilities assumed	(915)	(1,657)
Reinsurance balances payable	(22,127)	(4,388)
Accounts payable and accrued expenses	(19,709)	11,193
Deposit liabilities	(812)	(13,758)
Deferred income and other liabilities	(3,524)	(4,982)
Net cash used in continuing operating activities	(42,848)	(3,802)
Cash flows from discontinued operations
Net loss from discontinued operations	—	(12,017)
Adjustments to reconcile net loss from discontinued operations to net cash provided by discontinued operations
Depreciation of property and equipment	—	104
Amortization of intangible assets	—	370
Impairment of goodwill	—	12,561
Changes in assets and liabilities of discontinued operations	—	5,774
Purchase of property and equipment	—	(8)
Net cash provided by discontinued operations	—	6,784
Net cash (used in) provided by operating activities	(42,848)	2,982

	For the six months ended June 30,
	2007	2006
Cash flows provided by (used in) investing activities
Investment in equity investment, recorded at cost in other assets	(118)	—
Purchases of fixed maturities and short-term investments	(718,828)	(743,749)
Proceeds from sale of fixed maturities and short-term investments	779,342	636,384
Contingent consideration paid on acquisition of subsidiary	—	(5,000)
Proceeds from sale of property and equipment	59	232
Purchases of property and equipment	(59)	(196)
Net cash provided by (used in) investing activities	60,396	(112,329)
Cash flows provided by financing activities
Proceeds from issuance of preferred shares, net of offering costs	—	3,160
Dividends on preferred shares	—	(1,916)
Net cash provided by financing activities	—	1,244
Increase (decrease) in cash and cash equivalents	17,548	(108,103)
Cash and cash equivalents at beginning of period	32,894	178,135
Cash and cash equivalents at end of period	$50,442	$70,032
Supplemental information
Interest paid	$4,499	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. (‘‘Quanta Holdings’’), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the ‘‘Company’’ were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis. Quanta Holdings participates in the Lloyd’s market through Syndicate 4000 and, following losses in the 2005 hurricane season and the resulting A.M. Best rating downgrading, is now actively running off its remaining business lines. The Company maintains offices in Bermuda, the United Kingdom, Ireland and the United States of America (the ‘‘U.S.’’).

On May 28, 2007, Quanta Holdings created QCH Acquisition Ltd. , a wholly-owned subsidiary as an exempted company limited by shares in Bermuda. QCH Acquisition Ltd. was formed to purchase any and all of Quanta’s 10.25% Series A Preferred Shares (‘‘Series A Preferred Shares’’) pursuant to the terms of a tender offer which was commenced on July 11, 2007. The tender offer will expire on August 10, 2007, unless extended. In connection with the tender offer, Quanta is also holding a special general meeting of the holders of its Series A Preferred Shares on August 10, 2007 to consider and vote upon an amendment to the Certificate of Designation of the Series A Preferred Shares.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the unaudited condensed consolidated financial statements reflect management’s best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the unaudited condensed consolidated financial statements. The Company’s principal estimates and assumptions relate to the development and determination of the following:

•	reserves for losses and loss adjustment expenses;

•	reinsurance balances recoverable and payable;

•	certain estimated premiums written, unearned premiums and receivables;

•	contingent commissions receivable and payable;

•	provision for non-collectible reinsurance balances recoverable and premiums receivable;

•	the valuation of investments;

•	the valuation of goodwill and intangible assets;

•	annual incentive plan provisions and severance accruals;

•	environmental liabilities assumed;

•	deferred income taxes and liabilities; and

•	litigation – other contingent liabilities.

Syndicate 4000

We participate in Lloyd’s of London insurance market through our investment in Syndicate 4000, which is managed by Pembroke Managing Agency Limited (‘‘Pembroke’’). Since March 2, 2007, when we restructured our investment in Lloyd’s of London, we have owned 15% in Pembroke’s parent, Pembroke JV. Pembroke provides technical and administrative support and oversight to Syndicate 4000 and is a joint venture among Quanta Holdings, Chaucer Holdings PLC (‘‘Chaucer’’), the specialist Lloyd’s insurer, and the Syndicate 4000 underwriting team.

The Company has committed 90% of the capital (approximately $132.0 million at June 30, 2007) required by Syndicate 4000 for the 2007 underwriting year. The remaining 10% of Syndicate 4000’s capital commitment was provided by Chaucer. The Company committed all of Syndicate 4000’s capital from its inception in 2004 through the 2006 underwriting years. Syndicate 4000’s stamp capacity for 2007 is £73 million ($147 million) and was £82 million ($160 million) for 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s and on the funds that have been committed to a syndicate by its capital providers. Syndicate 4000’s capacity is expressed net of acquisition expenses (as is standard at Lloyd’s). The premium recorded by the Company from Syndicate 4000’s business does not include acquisition expenses.

For the 2005 and 2006 underwiting years, the Company included all of Syndicate 4000’s results in its financial statements, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. For the 2007 underwriting year and balances related to that year, the Company only records its 90% pro rata share of Syndicate 4000’s assets, liabilities, revenues and expenses, plus 100% of similar assets, liabilities, revenues and expenses for prior underwriting years, after making some adjustments to convert the UK GAAP accounting to U.S. GAAP. Lloyd’s determines the underwriting results for a particular underwriting year at the end of a three year period. The syndicate closes the underwriting year by purchasing reinsurance to cover the cost of settling all current and future claims related to that underwriting year. The cost to purchase this reinsurance to close an underwriting year into the next year is referred to as ‘‘reinsurance to close.’’

Beginning in 2007, Syndicate 4000’s reported gross written premiums to the Company that included estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business. During the three and six months ended June 30, 2007, of the $22.5 million and $61.0 million of gross premiums written in our Lloyd’s segment (representing our share of Syndicate 4000’s total gross written premium), $1.2 million and $10.5 million was estimated. Generally, these premium estimates are based on the syndicate’s estimates of ultimate premium written in a reporting period using submission data combined with the underwriters’ historical benchmarking and projection techniques. These premium estimates are regularly reviewed and updated taking into account comparisons of actual reported or received premium and estimated premiums. Similarly, also starting from the beginning of 2007, Syndicate 4000’s results from operations include associated estimates of ceded premiums, acquisition expenses, losses and loss adjustment expenses related to estimated premiums. To the extent that actual premium varies from the estimates, the difference, along with the related losses and loss adjustment expenses and acquisition expenses, is recorded in current operations.

2.    Summary of Significant Accounting Policies

A detailed discussion and analysis of the Company’s significant accounting policies is provided in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006 included in its Form 10-K.

Certain 2006 disclosures and balances have been reclassified to conform to the 2007 presentation.

New Accounting Standards

Accounting for Investments

Effective January 1, 2007, the Company adopted FASB Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). SFAS 159    permits an entity to choose to measure eligible financial instruments and certain other items at fair value that were not previously required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in the statements of operations at each reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in the statements of operations as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company elected to adopt the provisions of SFAS 159 for its entire investment portfolio. Accordingly effective January 1, 2007 investments which were previously reported as available for sale are now reported as trading securities. Upon adoption, on January 1, 2007, $10.0 million of unrecognized gains were reclassified from accumulated other comprehensive loss to accumulated deficit. The Company believes that by reporting its investment portfolio as trading securities it will simplify the accounting, as this election will reduce the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature, mitigates a potential volatility in earnings and further removes an element of management judgment. SFAS 159 has not been applied to any other assets or liabilities. SFAS 159 has been prospectively applied on January 1, 2007 to all securities in the investment portfolio, and the Company will continue to apply it to all investments acquired in future periods as well.

Effective January 1, 2007, the Company adopted SFAS 157, ‘‘Fair Value Measurements’’ (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements but it does not require new fair value measurements. SFAS 157 has been applied to the Company’s entire investment portfolio but not to any other assets or liabilities. Implementing SFAS 157 has had no material effect on the way the Company records the fair market value of its securities, however, it has resulted in additional disclosure requirements about its investment portfolio.

Beginning in 2007, net gains and losses on investments as disclosed in the statement of operations consist of realized gains and losses and net change in fair market value of our investments.

Uncertain tax positions

As described in Note 11, the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) on January 1, 2007.

During May 2007, the FASB issued FASB Staff Position No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No.48’’ (‘‘FSP FIN 48-1’’). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN48-1 did not affect our financial position or results of operations.

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

3.    Disposal of ESC

On September 15, 2006, the Company sold all of the equity interests in Environmental Strategies Consulting LLC (‘‘ESC’’), a wholly owned subsidiary of Quanta Holdings. The Company presented the disposal of ESC as a discontinued operation. For the three months ended June 30, 2006, the Company has reclassified the results of operations related to ESC from its continuing operations to discontinued operations. These results are reflected in the condensed consolidated statement of operations as (loss) income from operations of discontinued operations. The presentation of the reclassified segmental footnote and the reclassified statements of operations includes the previously eliminated inter-company transactions between ESC and the Company. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations.

Following the sale of ESC, the Company has not reported any income from discontinued operations and, as a result, we are not presenting any financial results for the three and six months ended June 30, 2007 in this report. During the three and six months ended June 30, 2006, the Company’s income from discontinued operations generated by ESC, previously included in the technical services segment and now reported in discontinued operations, was as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Technical services revenues	$8,030	$16,185
Other income	6	11
Direct technical services costs	(5,225)	(10,225)
General and administrative expenses	(2,361)	(4,935)
Loss on impairment	(12,561)	(12,561)
Depreciation of fixed assets and amortization of intangible assets	(237)	(474)
Income tax expense	(11)	(18)
Net loss from discontinued operations	$(12,359)	$(12,017)

4.    Segment information

The following tables summarize the Company’s results before income taxes for each reportable segment for the three and six months ended June 30, 2007 and 2006 based on the reportable segments in effect during the quarter ended June 30, 2007. The three and six months ended June 30, 2006 comparatives have been restated to conform to the presentation for the three and six months ended June 30, 2007.

	Three months ended June 30, 2007
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(4,127)	$—	$22,502	$18,375	$—	$18,375
Reinsurance assumed	(262)	312	—	50	—	50
Total gross premiums written	(4,389)	312	22,502	18,425	—	18,425
Premiums ceded	1,461	(306)	(1,828)	(673)	—	(673)
Net premiums written	$(2,928)	$6	$20,674	$17,752	$—	$17,752
Net premiums earned	$553	$331	$18,980	$19,864	$—	$19,864
Technical services revenues	—	—	—	—	501	501
Other income	515	2,095	—	2,610	—	2,610
Net losses and loss expenses	(1,856)	172	(11,477)	(13,161)	—	(13,161)
Acquisition expenses	(192)	(78)	(4,994)	(5,264)	—	(5,264)
General and administrative expenses	(1,870)	(532)	(3,872)	(6,274)	(222)	(6,496)
Segment (loss) income	$(2,850)	$1,988	$(1,363)	$(2,225)	$279	$(1,946)
Depreciation of fixed assets						$(78)
Interest expense						(1,442)
Net investment income						10,724
Net losses on investments						(5,652)
Corporate general and administrative expenses						(10,459)
Other income						104
Net foreign exchange gains						723
Loss from continuing operations before income taxes						$(8,026)

	Three months ended June 30, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$14,673	$—	$23,289	$37,962	$—	$37,962
Reinsurance assumed	3,395	(8,458)	—	(5,063)	—	(5,063)
Total gross premiums written	18,068	(8,458)	23,289	32,899	—	32,899
Premiums ceded	(13,887)	(1,331)	(7,537)	(22,755)	—	(22,755)
Net premiums written	$4,181	$(9,789)	$15,752	$10,144	$—	$10,144
Net premiums earned	$34,968	$9,223	$16,214	$60,405	$—	$60,405
Technical services revenues	—	—	—	—	496	496
Other income	685	223	—	908	42	950
Net losses and loss expenses	(22,324)	(12,366)	(14,843)	(49,533)	—	(49,533)
Acquisition expenses	(5,162)	(2,277)	(2,821)	(10,260)	—	(10,260)
General and administrative expenses	(9,322)	(2,605)	(3,186)	(15,113)	(1,565)	(16,678)
Segment loss	$(1,155)	$(7,802)	$(4,636)	$(13,593)	$(1,027)	$(14,620)
Depreciation of fixed assets and amortization and impairment of intangibles						$(435)
Interest expense						(1,344)
Net investment income						11,753
Net losses on investments						(6,728)
Corporate general and administrative expenses						(17,340)
Other expenses						(464)
Net foreign exchange losses						(1,375)
Loss from continuing operations before income taxes						$(30,553)

	Six months ended June 30, 2007
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(14,384)	$—	$61,033	$46,649	$—	$46,649
Reinsurance assumed	(702)	2,276	—	1,574	—	1,574
Total gross premiums written	(15,086)	2,276	61,033	48,223	—	48,223
Premiums ceded	107	(4,181)	(12,047)	(16,121)	—	(16,121)
Net premiums written	$(14,979)	$(1,905)	$48,986	$32,102	$—	$32,102
Net premiums earned	$3,951	$(533)	$42,083	$45,501	$—	$45,501
Technical services revenues	—	—	—	—	993	993
Other income	1,485	2,242	—	3,727	—	3,727
Net losses and loss expenses	(3,252)	2,766	(26,970)	(27,456)	—	(27,456)
Acquisition expenses	(464)	779	(10,778)	(10,463)	—	(10,463)
General and administrative expenses	(3,614)	(1,025)	(6,942)	(11,581)	(729)	(12,310)
Segment (loss) income	$(1,894)	$4,229	$(2,607)	$(272)	$264	$(8)
Depreciation of fixed assets and impairment of intangibles						$(755)
Interest expense						(2,835)
Net investment income						22,529
Net losses on investments						(3,766)
Corporate general and administrative expenses						(19,613)
Other income						38
Net foreign exchange gain						987
Loss from continuing operations before income taxes						$(3,423)

	Six months ended June 30, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$71,262	$—	$42,545	$113,807	$—	$113,807
Reinsurance assumed	11,893	22,068	—	33,961	—	33,961
Total gross premiums written	83,155	22,068	42,545	147,768	—	147,768
Premiums ceded	(39,068)	(23,887)	(11,955)	(74,910)	—	(74,910)
Net premiums written	$44,087	$(1,819)	$30,590	$72,858	$—	$72,858
Net premiums earned	$76,516	$30,752	$32,705	$139,973	$—	$139,973
Technical services revenues	—	—	—	—	2,195	2,195
Other income	1,453	459	—	1,912	157	2,069
Net losses and loss expenses	(49,971)	(28,127)	(25,927)	(104,025)	—	(104,025)
Acquisition expenses	(10,573)	(7,844)	(5,776)	(24,193)	—	(24,193)
General and administrative expenses	(15,850)	(5,248)	(5,548)	(26,646)	(3,385)	(30,031)
Segment income (loss)	$1,575	$(10,008)	$(4,546)	$(12,979)	$(1,033)	$(14,012)
Depreciation of fixed assets and amortization and impairment of intangibles						$(1,268)
Interest expense						(2,606)
Net investment income						22,529
Net losses on investments						(15,048)
Corporate general and administrative expenses						(33,439)
Other expenses						(551)
Net foreign exchange losses						(1,694)
Loss from continuing operations before income taxes						$(46,089)

5.	(Loss) income per share

The following table sets forth the computation of basic and diluted loss and income per share:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
(Loss) Income from continuing operations prior to effects of SFAS 159	$(1,274)	$(30,575)	$2,453	$(46,136)
Effect of adopting SFAS 159	(6,761)	—	(5,860)	—
Net loss from continuing operations to common shareholder after effects of SFAS 159	$(8,035)	$(30,575)	$(3,407)	$(46,136)
Loss from discontinued operations	—	(12,359)	—	(12,017)
Net loss	$(8,035)	$(42,934)	$(3,407)	$(58,153)
Dividends on preferred shares	—	—	—	1,916
Net loss to common shareholder	$(8,035)	$(42,934)	$(3,407)	$(60,069)
Weighted average common shares outstanding – basic	70,059,993	69,956,211	70,034,089	69,951,536
Weighted average common shares outstanding – diluted	70,059,993	69,956,211	70,034,089	69,951,536
Basic loss per common share:
Basic (loss) income from continuing operations prior to effects of SFAS 159 per common share	$(0.02)	$(0.44)	$0.03	$(0.69)
Basic loss from effects of SFAS 159 per common share	(0.09)	—	(0.08)	—
Basic loss from discontinued operations per common share	—	(0.17)	—	(0.17)
Basic loss per common share	$(0.11)	$(0.61)	$(0.05)	$(0.86)
Diluted loss per common share:
Diluted (loss) income from continuing operations prior to effects of SFAS 159 per common share	$(0.02)	$(0.44)	$0.03	$(0.69)
Diluted loss from effects of SFAS 159 per common share	(0.09)	—	(0.08)	—
Diluted loss from discontinued operations per common share	—	(0.17)	—	(0.17)
Diluted loss per common share	$(0.11)	$(0.61)	$(0.05)	$(0.86)

For the three and six months ended June 30, 2007, due to a net loss for the periods presented, the assumed net exercise of options, warrants and non-vested shares under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three and six months ended June 30, 2007, the calculation of weighted average common shares outstanding on a diluted basis excludes 632,382 options, 2,542,813 warrants and 169,497 non-vested shares.

For the three and six months ended June 30, 2006, due to a net loss for the periods presented, the assumed net exercise of options, warrants and non-vested shares under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three and six months ended June 30, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 2,086,877 options, 2,542,813 warrants and 214,851 non-vested shares.

6.    Investments

The fair value of fixed maturity and short-term investments as of June 30, 2007 and December 31, 2006 as determined by the quoted market price of these securities provided by independent pricing services (defined as level 1 per SFAS 157) are as follows:

	June 30, 2007	December 31, 2006
Trading:
Fixed maturities:
U.S. government and government agencies	$329,592	$4,380
Foreign governments	29,328	—
Tax-exempt municipal	1,027	—
Corporate	85,353	18,736
Asset-backed securities	50,950	4,555
Mortgage-backed securities	169,721	9,169
Total fixed maturities	665,971	36,840
Short term investments	120,615	433
Total trading investments	786,586	37,273
Available for sale securities:
Fixed maturities:
U.S. government and government agencies	—	366,861
Foreign governments	—	26,789
Tax-exempt municipal	—	1,039
Corporate	—	90,045
Asset-backed securities	—	37,895
Mortgage-backed securities	—	197,368
Total fixed maturities	—	719,997
Short term investments	—	89,905
Total available for sale investments	—	809,902
Total investments	$786,586	$847,175

Contractual maturities of the Company’s trading securities as of June 30, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2007 Fair value
Fixed maturities:
Due in one year or less	$328,107
Due after one year through five years	176,116
Due after five years through 10 years	52,467
Due after 10 years	9,225
Total fixed maturities	565,915
Mortgage-backed and asset-backed securities	220,671
Total investments	$786,586

Unaudited credit ratings of the Company’s fixed maturities and short term investments as of June 30, 2007 and December 31, 2006 are shown below.

	June 30, 2007		December 31, 2006
Ratings*	Fair value	Percentage	Fair value	Percentage
AAA	$700,313	89.0%	$730,271	86.2%
AA	20,551	2.6%	29,379	3.5%
A	60,230	7.7%	76,543	9.0%
BBB	5,492	0.7%	7,951	0.9%
Below BBB	—	0.0%	3,031	0.4%
Total	$786,586	100.0%	$847,175	100.0%

*	ratings as assigned by Standard & Poor’s Corporation

The effects of the adoption of SFAS 159 on the Company’s investments at January 1, 2007 are as follows:

	Available for sale securities	Trading	Total
Balance before adoption of SFAS 159	$809,902	$37,273	$847,175
Cumulative effect adjustment of adoption of SFAS 159	(809,902)	809,902	—
Balance after adoption of SFAS 159	$—	$847,175	$847,175

There was no effect on the Company’s net deferred tax assets and liabilities of $49.1 million at January 1, 2007 after the adoption of SFAS 159.

The components of net investment income for the three and six months ended June 30, 2007 and 2006 were derived from the following sources:

	Three months ended
	June 30, 2007	June 30, 2006
Fixed maturities	$6,797	$8,374
Cash, cash equivalents and short-term investments	1,834	1,953
Gross investment income	8,631	10,327
Net amortization of discount/premium	2,330	1,906
Investment expenses	(237)	(480)
Net investment income	$10,724	$11,753

	Six months ended
	June 30, 2007	June 30, 2006
Fixed maturities	$15,048	$17,394
Cash, cash equivalents and short-term investments	4,319	3,057
Gross investment income	19,367	20,451
Net amortization of discount/premium	3,690	2,844
Investment expenses	(528)	(766)
Net investment income	$22,529	$22,529

Net investment losses within the consolidated statement of operations for the three months ended June 30, 2007 and 2006 consisted of the following:

	Three months ended
	June 30, 2007	June 30, 2006
Net realized gains (losses) on investments	$1,109	$(6,728)
Net change in fair market value of trading investments	(6,761)	—
Net losses on investments	$(5,652)	$(6,728)

The net losses on investments for the three months ended June 30, 2007 include net realized pre tax investment gains of $1.1 million and net change in fair market value pre tax investment losses of $6.8 million. The net realized gains (losses) on investments included gross realized pre-tax investment gains and losses of approximately $1.2 million and $0.1 million. Realized gains and losses resulted from the sale of fixed maturity investments.

Net losses on investment for the three months ended June 30, 2006 included gross realized pre-tax investment gains and losses of approximately $0.1 million and $6.8 million. The net realized gains (losses) on investments of $(6.7) million were realized from the sale of fixed maturity investments, except for $(4.9) million of realized losses relating to other than temporary impairment charges for the three months ended June 30, 2006.

Net investment losses within the statement of operations for the six months ended June 30, 2007 and 2006 consisted of the following:

	Six months ended
	June 30, 2007	June 30, 2006
Net realized gains (losses) on investments	$2,094	$(15,048)
Net change in fair market value of trading investments	(5,860)	—
Net losses on investments	$(3,766)	$(15,048)

The net losses on investments for the six months ended June 30, 2007 include net realized pre-tax investment gains of $2.1 million and net change in fair market value pre tax investment loss of $(5.9) million. The net realized gains (losses) on investments included gross realized pre-tax investment gains and losses of approximately $2.6 million and $0.5 million. Realized gains and losses resulted from the sale of fixed maturity investments.

Net losses on investment for the six months ended June 30, 2006 included gross realized pretax investment gains and losses of approximately $0.3 million and $15.3 million. All gains and losses were realized from the sale of fixed maturity investments, except for $11.0 million of realized losses relating to other than temporary impairment charges for the six months ended June 30, 2006.

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

As of December 31, 2006, the Company recorded a provision for potential credit losses relating to losses and loss adjustment expenses recoverable of $2.0 million which was reduced by $0.2 million and $0.3 million during the three and six months ended June 30, 2007 resulting in a provision of $1.7 million as at June 30, 2007. The Company did not record any actual credit losses for the three months ended June 30, 2007.

The following table lists the Company’s largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at June 30, 2007 along with the amount of collateral held by the Company and the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	Amount of collateral	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Ltd.	$54.3	$—	A+
Arch Reinsurance Ltd.	16.3	11.0	A
The Toa Reinsurance Company of America	10.3	—	A
General Fidelity	9.0	—	A−
Various Lloyd’s syndicates	8.7	—	A
Aspen Insurance Ltd.	8.5	2.0	A−
Max Re Ltd.	7.5	7.5	A−
Odyssey America Reinsurance Corp.	7.0	—	A
Glacier Reinsurance AG	5.6	5.6	A−
PXRE Reinsurance Ltd.	5.5	—	B+
Transatlantic Reinsurance Company	4.8	—	A+
Allianz Marine & Aviation Versicherungs AG.	2.9	—	A−
XL Re Ltd.	2.4	—	A+
Other Reinsurers Rated A− or Better	7.5	2.2	A−
All Other Reinsurers	2.4	—	B+ or lower
Total	$152.7	$28.3

No reinsurers other than those included above accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of June 30, 2007.

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and six months ended June 30, 2007 and 2006 is shown below.

Three months ended June 30, 2007	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$18,375	$26,272	$9,190
Reinsurance assumed	50	1,437	33
Gross	18,425	27,709	9,223
Ceded reinsurance	(673)	(7,845)	3,938
Net	$17,752	$19,864	$13,161

Three months ended June 30, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$37,962	$77,430	$47,709
Reinsurance assumed	(5,063)	28,934	24,342
Gross	32,899	106,364	72,051
Ceded reinsurance	(22,755)	(45,959)	(22,518)
Net	$10,144	$60,405	$49,533

Six months ended June 30, 2007	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$46,649	$68,955	$14,356
Reinsurance assumed	1,574	5,728	214
Gross	48,223	74,683	14,570
Ceded reinsurance	(16,121)	(29,182)	12,886
Net	$32,102	$45,501	$27,456

Six months ended June 30, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$113,807	$163,857	$100,424
Reinsurance assumed	33,961	78,139	51,675
Gross	147,768	241,996	152,099
Ceded reinsurance	(74,910)	(102,023)	(48,074)
Net	$72,858	$139,973	$104,025

8.    Commitments and contingencies

a)    Concentrations of credit risk

At June 30, 2007, the Company had a provision for potentially uncollectible premiums receivable of $1.5 million as compared to a provision at March 31, 2007 and December 31, 2006 of $0.8 million.

As of June 30, 2007, the Company did not hold any derivative instruments.

b)    Concentrations of premium production

During the three and six months ended June 30, 2007, Syndicate 4000 accounted for approximately $22.5 and $61.0 million of the Company’s gross written premium. During the three and six months ended June 30, 2007, the Company’s run-off segments recorded gross premium returns and adjustments to gross written premium estimates of $(5.2) and $(15.0) million offset by gross premiums written of $1.1 and $2.2 million. During the three and six months ended June 30, 2006, Syndicate 4000 accounted for $23.3 million, or 70.8%, and $42.5 million, or 28.8%, of the Company’s gross written premiums.

Syndicate 4000 generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the six months ended June 30, 2007, two brokers accounted for approximately 20% and 16% of the gross premiums written. No other brokers accounted for more than 10% of the Lloyd’s segment’s gross written premium for the six months ended June 30, 2007. During the six months ended June 30, 2006, two brokers accounted for approximately 26% and 12% of the Lloyd’s segment’s gross premiums written. No other brokers accounted for more than 10% of the underwriting segment’s gross written premium for the six months ended June 30, 2006.

During the three and six months ended June 30, 2007, the Company returned approximately $7.0 million and $16.8 million in gross written premium due to cancellations. These premiums returned in connection with cancellations do not include premiums returned in connection with commutations. During the three and six months ended June 30, 2006, the Company returned approximately $27.7 million and $41.7 million in gross written premium due to cancellations.

During the three months ended June 30, 2007, the Company completed several commutation transactions with certain of its cedants in the specialty reinsurance run-off segment. The transactions resulted in aggregate net cash receipts from those cedants in the amount of $1.5 million which represented full and final settlement and release from all current and future obligations under those reinsurance contracts. The net commutation payments reduced net premiums receivable and gross loss reserves by $12.6 million and $13.6 million, respectively. The company recognized a gain on commutations of $3.2 million during the three months ended June 30, 2007 which consisted of negative earned premium of $(1.0m) offset by net favorable loss development of $2.3 million and other income of $1.9 million. Other income principally represented the profit on commutation of a reinsurance contract that had been accounted for as a non-traditional contract using the deposit method.

c)    Restricted assets

The Company has issued letters of credit (‘‘LOC’’) under its Credit Agreement, for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space. On January 30, 2007, the Company reduced the aggregate commitment under the Credit Agreement from $240.0 million to $210.0 million effective February 9, 2007. On April 23, 2007, the Company further reduced the aggregate commitment under the Credit Agreement from $210.0 million to $185.0 million effective May 4, 2007. As of June 30, 2007, the Company had $133.7 million of fully secured letters of credit issued and outstanding under its Credit Agreement. Please see Note 12 regarding a further reduction of the ING Credit Facility subsequent to June 30, 2007. During the three months ended June 30, 2007, the Company obtained the consent of the lenders under the Credit Agreement to engage in the tender offer for any and all of its Series A Preferred Shares.

The Company also utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding and assuming companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company’s obligations associated with the assumption of environmental remediation liabilities.

The fair values of these restricted assets by category at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007		December 31, 2006
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$327	$27,653	$979	$28,888
Funds deposited with Lloyd’s	83,909	132,089	52,838	136,788
LOC pledged assets	206	158,642	2,520	271,129
Trust funds	8,690	164,641	9,331	191,463
Amounts held in trust funds related to deposit liabilities	—	38,344	2,475	36,840
Total	$93,132	$521,369	$68,143	$665,108

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

For the 12 months ending June 30,
2008	$870
2009	757
2010	756
2011	706
2012	548
2013 and thereafter	278
Total	$3,915

Total rent expense under operating leases for the three and six months ended June 30, 2007 was approximately $0.6 million and $0.7 million. Total rent expense under operating leases for the three and six months ended June 30, 2006 was approximately $1.5 million and $3.0 million.

Effective January 2007, the Company entered into a new lease for offices of the Company’s U.S. subsidiaries’ in downtown New York. Also effective January 2007, the Company entered into a lease assignment transaction which relieved the Company of all obligations under a lease of office space used by the Company’s U.S. subsidiaries through mid-February 2007. The future minimum lease payments above have been adjusted to reflect these January leasing transactions.

e)    Litigation

On February 5, 2007, plaintiff Harold Zirkin filed a complaint against the Company in the U.S. District Court for the Southern District of New York, Zirkin v. Quanta Capital Holdings, Ltd. et al., U.S. District Court, Southern District of New York, Case No. 07 CV 851. On February 26, 2007, plaintiff Jorge Coronel filed a complaint against the Company in the same Court, Coronel v. Quanta Capital Holdings, Ltd. et al., U.S. District Court, Southern District of New York, Case No. 07 CV 1405. Both complaints alleged that the Company violated the federal securities laws as a result of false or misleading statements in disclosures to the investing public.

Both of these cases are now pending before U.S. District Judge Robert P. Patterson, Jr. On May 7, 2007, Judge Patterson appointed Zirkin-Cutler Investments, Inc. (‘‘Zirkin’’) as lead plaintiff for a putative class of investors who purchased our preferred shares, and appointed Washington State Plumbing and Pipefitting Pension Trust (‘‘Washington’’) as lead plaintiff for a putative class of investors who purchased our common shares. Judge Patterson directed Zirkin and Washington to filed amended pleadings that would supersede the complaints previously filed by Mr. Zirkin and Mr. Coronel.

On July 16, 2007, Zirkin filed an amended complaint (the ‘‘Zirkin Complaint’’). Zirkin purports to sue on behalf of itself and a class of investors who purchased preferred shares of the Company between December 14, 2005 and March 2, 2006. The Zirkin Complaint alleges that the Company made false statements concerning reserves for hurricane-related losses in a registration statement and prospectus that were circulated to investors in connection with a securities offering the Company completed in December 2005. The Complaint alleges that the Company is liable under Sections 11 and 12(a)(2) of the Securities Act of 1933.

Zirkin has named as defendants, in addition to the Company, two firms that served as underwriters for this offering (Friedman, Billings, Ramsey & Co., Inc. (‘‘FBR’’) and BB&T Capital Markets (‘‘BBT’’)), and six individuals who served as officers or directors of the company at the time of the offering (James Ritchie, Jonathan Dodd, Robert Lippincott III, Michael Murphy, Nigel Morris, and W. Russell Ramsey).

Washington filed a separate amended complaint (the ‘‘Washington Complaint’’) on July 16, 2007. Washington purports to sue on behalf of itself and a class of investors who purchased our common shares between October 4, 2005 and April 3, 2006. The Washington Complaint alleges that during that period, the Company made false and misleading statements, and omitted to state material information, in various disclosures. The disclosures and alleged omissions at issue in the case relate to reserves for hurricane-related losses, reserves related to an oil pipeline leak, and the quality of the Company’s internal controls over financial reporting. The Washington Complaint alleges claims against the Company under Sections 11 and 12(a)(2) of the Securities Act of 1933, based on statements made in connection with the above-referenced securities offering and under Section 10(b) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder, based on statements made at various times and contexts.

The Company, FBR, BBT, and the six individuals named as individual defendants in the Zirkin Complaint (Messrs. Ritchie, Dodd, Lippincott, Murphy, Morris, and Ramsey) are all named as defendants in the Washington Complaint as well. In addition, the Washington Complaint also names as a defendant Tobey Russ (former Chairman of the Company’s Board of Directors and former Chief Executive Officer).

The court has not yet made any rulings addressing the merits of these cases, nor has the court decided whether it will certify any case against the Company to proceed as a class action. The Company intends to defend these actions vigorously.

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

f)    2007 Long Term Incentive Plan

During the first quarter of 2007, the Company adopted the 2007 Long Term Incentive Plan (the ‘‘2007 LTIP’’). The 2007 LTIP is intended to motivate and reward Quanta Holdings’ Chief Executive Officer, its Chief Financial Officer and certain key employees of the Company and its subsidiaries for the successful management of the run-off of the Company’s business and insurance operations other than the Lloyd’s business. The 2007 LTIP is also intended to help it retain certain key employees by providing benefits that do not vest for up to three years except in the event of a change of control or termination of a participant’s employment by the Company without cause, or due to death, permanent disability or normal retirement. Under the 2007 LTIP, if any participant voluntarily terminates his or her employment (other than by retirement) or that person is terminated for cause prior to December 31, 2009, the entire award will be forfeited by that participant. If any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based on the share price received by the shareholders of the Company in the change of control transaction plus any dividends previously paid to the shareholders.

9.    Stock based compensation

As of June 30, 2007, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, warrants, stock options and performance share units granted under our 2003 Long Term Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost recognized for the three and six months ended June 30, 2007 amounted to approximately $0.05 million and $0.1 million. Compensation cost for the three and six months ended June 30, 2006 amounted to approximately $0.2 million and $0.5 million.

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

	Six months ended June 30,
	2007	2006
Option valuation assumptions:
Expected volatility	46.1%	24.0%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.87%	4.50%
Expected term (in years)	4	7

The following is a summary of the Company’s stock options and related activity during the three months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	782,181	$7.35	3,055,470	$9.62
Granted	96,000	2.20	—	—
Forfeited	(245,799)	(8.24)	(968,593)	(9.45)
Outstanding – end of period	632,382	$6.22	2,086,877	$9.70

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	786,764	$7.51	3,402,194	$9.55
Granted	121,000	2.18	20,000	4.80
Forfeited	(275,382)	(8.12)	(1,335,317)	(9.30)
Outstanding – end of period	632,382	$6.22	2,086,877	$9.70

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $0.92. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $1.80.

The following is a summary of the Company’s outstanding options and exercisable options as of June 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average exercise price	Average remaining contractual life	Number of options	Average exercise price
$1.88	100,000	$1.88	6.21 years	—	$—
$2.08 – 2.09	50,000	$2.09	9.67 years	—	$—
$2.24 – 2.30	79,000	$2.26	7.61 years	—	$—
$4.59 – $4.69	76,666	$4.67	7.56 years	19,167	$4.67
$6.39	10,000	$6.39	5.19 years	2,500	$6.39
$7.85	5,901	$7.85	4.83 years	2,951	$7.85
$8.92	168,815	$8.92	5.13 years	84,408	$8.92
$10.00 – $10.20	107,000	$10.00	6.27 years	79,000	$10.00
$11.60 – $12.50	35,000	$11.99	6.71 years	26,250	$11.99
	632,382			214,276

The intrinsic value of unvested stock options as of June 30, 2007 is $ 0.1 million.

In addition, at December 31, 2006 the Company had a total of 211,188 non-vested shares outstanding that had not vested. During the six months ended June 30, 2007 a further 68,085 non-vested shares were granted, 72,281 vested and 37,495 were forfeited. The remaining 169,497 shares are outstanding and not vested at June 30, 2007.

The Company has 2,542,813 warrants outstanding as at June 30, 2006 and 2007.

10.    Junior subordinated debentures

On November 29, 2006 and February 28, 2007, the Company exercised its right and provided notice that it had elected to defer payments of interest on its Junior Subordinated Debt Securities due March 15, 2035 and June 15, 2035 under the related Indentures dated December 21, 2004 and February 24, 2005, respectively, until June 15, 2007. On June 15, 2007 the Company paid $4.4 million of interest which related to all the interest which had previously been deferred and the interest due for the period from March 16, 2007 to June 15, 2007. As a result of this payment the Company is no longer precluded from paying dividends or distributions, redeeming, purchasing, acquiring or making liquidation payments on its Series A Preferred Shares and its common shares. At June 30, 2007 and December 31, 2006 the Company had accrued interest of $0.2 million and $1.6 million. In the future, the Company may again elect to defer interest to future periods. As a consequence of any future deferrals, the Company would be precluded from paying dividends or distributions, redeeming, purchasing, acquiring or making liquidation payments on its Series A Preferred Shares and its common shares until after it has paid any deferred interest.

11.    Income taxes

The Company follows the liability method of accounting for income taxes whereby current and deferred tax assets and liabilities are recognized utilizing currently enacted tax laws and rates. Deferred taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized. Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

As of June 30, 2007, the Company provided a 100% cumulative valuation allowance against its net deferred tax assets in the amount of $49.0 million. These deferred tax assets were generated primarily from net operating losses. As a company in which most of its business is in orderly run-off, the realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits. The Company has determined that due to the cumulative loss position, it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

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

At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At June 30, 2007 there are no income tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease or increase within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended June 30, 2007, the Company did not have interest and penalties related to uncertain tax positions.

Tax years 2003 through 2006 are subject to examination by the federal and state authorities.

12.    Subsequent events

Please see note 8 (e) regarding litigation which includes disclosure of events after the balance sheet date.

Effective on August 6, 2007, the Company reduced the aggregate commitment under its Credit Agreement from $185.0 million to $160.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended June 30, 2007 and the risk factor in our Form 10-K for the year ended December 31, 2006 and the audited consolidated financial statements and related notes for the year ended December 31, 2006, as well as ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2006, filed by the Company with the SEC on March 15, 2007 (‘‘Form 10-K’’).

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

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	We have placed all of our lines of businesses in run-off, with the exception of the insurance business conducted by Syndicate 4000 at Lloyd’s. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations or other arrangements to mitigate our liabilities, obtain premium that has been due for an extended period of time but has not been paid to us, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses, prevent investment losses and maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries;

•	The execution of our run-off plan is expected to create substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs, including expenses related to increased arbitration activities as we seek to enforce our rights. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. There can be no assurance that any of these initiatives or their results will not negatively impact our results of operations;

•	Our existing policy obligations in certain lines of business that we have underwritten, including marine, technical risk and aviation reinsurance and environmental insurance, continue to have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability, in certain cases for up to ten years, and our results may continue to be volatile as a result;

•	Our ability to pay dividends from our subsidiaries to Quanta Holdings is restricted by regulations in Bermuda, several states in the United States, the European Union and the UK. In addition, the Bermuda Monetary Authority (the ‘‘BMA’’) has, pursuant to its regulatory discretion, amended the license of Quanta Reinsurance Ltd., our principal subsidiary in Bermuda, to require that it, among other things, seek the approval from the BMA prior to paying any dividend to Quanta Holdings and prohibiting it from engaging in any new transactions. We are working with the applicable regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations;

•	Our current estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to execute our run-off plan, operate our Lloyd’s business and evaluate and complete any strategic transactions is dependent on our ability to retain our, or attract any needed new, executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run-off plan, our Lloyd’s operations and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted our reinsurance and retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to Hurricane Rita. If our Hurricane Katrina losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for that windstorm. In addition, if our marine reinsurance losses for Hurricane Rita prove greater than currently anticipated, we will have no further retrocessional coverage available for marine reinsurance losses for that windstorm. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims because we are a run-off company or for other reasons even when we believe those payments are contractually due to us. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	The failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002, including the material weaknesses identified in our report on Form 10-K for the year ended December 31, 2006, may result in our financial statements being materially inaccurate and may cause the price of our common and preferred shares to be adversely affected;

•	Changes in the future availability, cost or quality of reinsurance;

•	Risks relating to pending and potential litigation and arbitration;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on the managing general agent for Syndicate 4000, other program managers, third-party administrators, consultants and other supporting vendors for transactional accounting services relating to Syndicate 4000 claim payments, data, premium collection and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

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

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. Since the end of 2004, we have participated in the Lloyd’s market, which is rated ‘‘A’’ by A.M. Best, through Syndicate 4000. Since its inception in 2004 through the 2006 underwriting year, we provided all of Syndicate 4000’s capital. For the 2007 underwriting year we are providing 90% of the capital required by Syndicate 4000 with an affiliate of Chaucer Holdings Plc providing the remaining 10%.

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

We continue to execute our run-off plan. During the three months ended June 30, 2007, we have achieved the following in our specialty insurance and specialty reinsurance run-off segments and on the corporate level:

•	We returned approximately $7.0 million in premiums to our clients during the three months ended June 30, 2007 in connection with cancellations and terminations of insurance policies.

•	We recognized a gain on commutation of $3.2 million during the three months ended June 30, 2007 which consisted of negative earned premium of $(1.0) million offset by net favorable loss development of $2.3 million and other income of $1.9 million. These commutations resulted in payments to us of $1.5 million, a reduction in net loss and loss expenses reserves of $13.6 million and a reduction in premium receivables of $12.6 million.

•	We have further reduced the total amount of letters of credit outstanding under our credit facility from $235.4 million at December 31, 2006 to $133.7 million at June 30, 2007. On August 6, 2007, total letters of credit outstanding were $124.4 million.

•	We further reduced employee headcount from 81 employees on December 31, 2006 to 68 employees on June 30, 2007, in each case excluding employees of Syndicate 4000.

•	We reduced our total general and administrative costs from $34.0 million (including $3.2 million in our Lloyd’s segment) and $63.5 million (including $5.5 million in our Lloyd’s segment) for the three and six months ended December 31, 2006 to $17.0 million (including $3.9 million in our Lloyd’s segment) and $31.9 million (including $6.9 million in our Lloyd’s segment) for the three and six months ended June 30, 2007.

•	During the three months ended June 30, 2007 the BMA authorized the distribution from Quanta Reinsurance Ltd. of approximately $120.0 million of capital to Quanta Holdings and the Financial Regulator in Ireland authorized the distribution of approximately $12.2 million of capital from Quanta Europe Ltd. to Quanta Holdings. We believe we obtained the release from Quanta Reinsurance Ltd. based on the fact that Quanta Reinsurance Ltd. had capital that had not been utilized in its reinsurance activities. As a result, we believe that the release of this capital is not indicative of either the timing or size of any future release of capital. In addition, we believe that any future release of capital will require, among other things, continued reduction in loss reserves and mitigation of current and future loss exposures.

•	In July 2007, Quanta Holdings and QCH Acquisition Ltd. commenced a tender offer for any and all of Quanta Holdings’ issued Series A Preferred Shares at a price of $22.50 per share. The tender offer will expire on August 10, 2007, at 12:00 Midnight, unless extended. Concurrent with the commencement of the tender offer, we are also soliciting proxies from the holders of preferred shares in connection with a special general meeting of the holders of the Series A Preferred Shares to be held on August 10, 2007. The purpose of the meeting is to approve an amendment to the Certificate of Designation of the Series A Preferred Shares to remove a provision that would permit holders of preferred shares to elect two members to our board of directors under certain circumstances. All holders of the Series A Preferred Shares at the close of business on July 10, 2007 will be entitled to vote at the meeting. The obligation to purchase shares in the offer is subject to the proposed amendment being approved by a majority of the votes cast in person or by proxy at the meeting, the tender of a majority of preferred shares, as well as to other conditions described in the tender offer filings with the SEC. The proposed amendment is contingent upon completion of the tender offer.

•	We also continue to consider a repurchase of some or all of the pooled trust preference securities (and cancellation of the associated junior subordinated debentures) as a means to further simplify our capital structure. While we can make no assurances that we will be successful in these efforts, we may repurchase some or all of the pooled trust preference securities if any such purchases can be made on terms the board of directors believes are favorable to us and our shareholders.

During the three months ended June 30, 2007, our Lloyd’s business achieved the following:

•	For the three months ended June 30, 2007, Syndicate 4000 contributed $22.5 million and $20.7 million in gross and net written premium to our results as compared to $23.3 million and $15.8 million in gross and net written premiums for the three months ended June 30, 2006.

•	Syndicate 4000 contributed net earned premium of $19.0 million as compared to $16.2 million in net earned premium for the three months ended June 30, 2006.

•	Syndicate 4000’s net loss ratio was 60.5% and 64.1% for the three and six months ended June 30, 2007 as compared to 91.5% and 79.3% for the three and six months ended June 30, 2006.

Summary of Our Financial and Capital Positions

As at June 30, 2007, our cash and invested assets, which were invested in instruments with an average rating of ‘‘AAA’’, totaled $930.2 million. Of these assets, a total of $614.5 million were restricted, or pledged, under letters of credit or trusts established for the benefit of our clients and approximately $315.7 million were unrestricted. We continue to seek ways to reduce these restrictions and encumbrances including through commutations, cancellations and transfers and negotiations with our clients, through claim payments and obtaining recoveries from our reinsurers and by reducing the collateral requirements we have under our credit facility.

When we enter into commutations, cancellations or similar transactions, we routinely settle claims and release associated reserves. This results in a reduction or our invested assets and in income from invested assets. We expect that as we complete more commutations and cancellations in the future, the decrease in invested assets and in income from invested assets may be significant and income from invested assets may continue not to be sufficient to meet our expenses.

Our total gross loss reserves were $591.5 million at June 30, 2007 as compared to $623.6 million at December 31, 2006. This decrease is primarily due to the effects of claim payments, commutations, cancellations and expirations we made during the period. The decrease is offset by an increase in our estimates of losses incurred on premiums earned during the first quarter of 2007 in our Lloyd’s business, as described below.

A significant portion of our reserves represent obligations with long term durations but we also have obligations with short term duration. We believe that our longer term obligations include reinsurance casualty, professional, environmental, our Lloyd’s business and the warranty and the contractors’ general liability portions of our residential builders’ and contractors’ program that provides general liability, builders’ risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. We refer to this program as the HBW program.. Total gross loss and loss expense reserves associated with these long term lines were approximately $465.6 million at June 30, 2007. We believe that our shorter term obligations include reinsurance property, reinsurance marine, fidelity, technical risk property, surety and portions of our program business, including the property component of the HBW program. Total gross loss and loss expense reserves associated with these short term lines were approximately $125.9 million at June 30, 2007. The actual period over which we will pay losses for both of our long and short term business could significantly vary from our expectations given the immaturity of our business and our limited claims paying history and run-off status. We estimate that approximately 77% of our total gross loss and loss expense reserves are recorded as incurred but not reported reserves, or IBNR, and there can be no certainty as to when these IBNR amounts may become reported, and ultimately, paid losses. Furthermore, our loss and loss expense reserves may change significantly in future periods as we seek to commute, cancel or otherwise transfer our insurance and reinsurance contracts.

During the three and six months ended June 30, 2007, our total favorable loss development was approximately $1.2 million and $5.8 million. Our main favorable and adverse loss development was due to the effects of commutations, continued impact of the 2004 and 2005 hurricanes and maturing accident periods in several of our product lines where actual claim experience has developed better or worse than expected. These developments include:

•	During the three and six months ended June 30, 2007, we recorded $2.3 million and $2.9 million in favorable prior year loss development arising on the commutation of certain reinsurance contracts.

•	In the three months ended June 30, 2007, we recorded net adverse loss and loss expense development of $(0.8) million and in the six months ended June 30, 2007, we recorded net favorable loss and loss expense development of $2.4 million related to the 2004 and 2005 hurricanes.

•	In the three months ended June 30, 2007, we recorded net adverse development of $(0.3) million and in the six months ended June 30, 2007, we recorded net favorable development of $0.5 million on our loss and loss expense reserves in several of our product lines related to more mature accident periods.

With respect to our remaining policies with current and future exposure periods, our gross unearned premium reserves were approximately $94.2 million at June 30, 2007 including $47.8 million related to our Lloyd’s business, $25.1 million related to our HBW program and $21.3 million related to environmental risks. Some of these policies have exposure periods that extend beyond one year. We believe that approximately 62.9% of our gross unearned premium reserves will be earned within one year and the balance will be earned after one year over the remaining term of the underlying exposure periods which can be up to thirteen years to the extent these premiums are not returned following future commutations or cancellations. Lloyd’s unearned premium reserves are typically earned within one year. During the first quarter of 2007, we purchased 100% quota share reinsurance for future losses from natural peril or catastrophe or accidental events that may occur in our remaining technical risk property insurance business. This reinsurance purchase did not result in ceded premium in the three months ended June 30, 2007 and resulted in approximately $4.8 million in ceded premium in the six months ended June 30, 2007. We believe that this purchase significantly reduces our future net loss exposure from these events. We continue to seek to reduce these exposure periods through policy commutation, cancellation and loss portfolio transfers and, where appropriate, through the purchase of reinsurance protection.

As of June 30, 2007, our total capital was approximately $461.3 million, including our junior subordinated debentures and the Series A Preferred Shares which are subject to the tender offer referred to above. If we had repurchased all of our Series A Preferred Shares on the terms included in the tender offer at June 30, 2007, our total capital would have been approximately $386.3 million, including our junior subordinated debentures. Our capital is subject to regulation in the following jurisdictions: approximately $278.6 million in Bermuda; approximately $111.7 million in the UK (Lloyd’s and the Financial Services Authority); approximately $60.5 million in the United States (mainly in Colorado and in Indiana); and approximately $7.8 million in the European Union unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Regulator. The remaining balance consists of net retained surplus in our other subsidiaries. During the three months ended June 30, 2007, the BMA authorized the release, and Quanta Reinsurance Ltd. distributed, approximately $120.0 million to Quanta Holdings, and the Financial Regulator in Ireland authorized the release, and Quanta Europe Ltd. distributed, approximately $12.2 million to Quanta Holdings.

The specialty insurance and reinsurance business that is subject to our self-managed run-off is still exposed to new losses on unexpired policies and adverse development on recorded loss and loss expense reserves. During the run-off we will continue to pay losses as they fall due and collect outstanding loss and loss expenses recoverable from our reinsurers. As we continue to run-off and wind-up our businesses we have sought and will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries.

We believe that important factors that have a direct impact on the amount of capital that may ultimately be available to our stakeholders and the timing of when it will be available include our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer, or otherwise exit, as the case may be, (2) mitigate exposures to our capital by commuting, transferring or canceling our in-force policies or by purchasing additional reinsurance, (3) make available sufficient assets to facilitate distributions from our subsidiaries, (4) invest our assets in a way that balances risk with return and that is adequately matched with the expected payment periods of our obligations, (5) reduce our expenses, (6) manage our claims and collect premiums receivable and losses recoverable, (7) achieve the release of cash and investment encumbrances relating to reinsurance deposits and other security requirements, (8) manage our capital structure and (9) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process continues, will take a long period of time and requires us to meet many conditions. We have engaged our regulators and are continuing this process. When additional capital is released from our subsidiaries in the future, our Board of Directors will determine when and how much of those funds will be made available to our stakeholders.

While we presently have no proposals relating to the acquisition of our company or our businesses or other strategic alternatives, we will continue to consider and evaluate, as opportunities present themselves, strategic alternatives that include the sale of our company or some or all of our remaining businesses or assets, or a combination of one or more alternatives.

Our Lloyd’s Business

On March 1, 2007, we restructured our investment in our Lloyd’s insurance business. As a result of this restructuring, we have diversified the capital that is provided to Syndicate 4000 by obtaining 10% of its capital commitment for the 2007 underwriting year from Chaucer Holdings Plc and maintaining the capital we had previously provided (approximately $116 million at June 30, 2007) which now supports 90% of Syndicate 4000’s required capital for the 2007 underwriting year and all of the required capital for the prior underwriting years. Our capital remains committed to support all of the business of Syndicate 4000 from its inception in 2004 through the 2006 underwriting year.

For the three months ended June 30, 2007, Syndicate 4000 contributed $22.5 million and $20.7 million in gross and net written premium to our results as compared to $23.3 million and $15.8 million in gross and net written premiums for the three months ended June 30, 2006. The Syndicate was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition. We believe that the market for the products that Syndicate 4000 offers is experiencing some softening in pricing.

Syndicate 4000 contributed net earned premium of $19.0 million for the three months ended June 30, 2007, compared to $16.2 million in net earned premium for the three months ended June 30, 2006.

For the six months ended June 30, 2007, Syndicate 4000 contributed $61.0 million and $49.0 million in gross and net written premium to our results as compared to $42.5 million and $30.6 million in gross and net written premiums for the six months ended June 30, 2006. For the six months ended June 30, 2007, of the $18.5 million increase in gross written premium, $10.5 million was due to the first time inclusion of premium estimates in gross written premium as more fully described below under ‘‘Results by Segment — Lloyd’s.’’ Syndicate 4000 contributed net earned premium of $42.1 million as compared to $32.7 million in net earned premium for the six months ended June 30, 2006.

Syndicate 4000’s net loss ratio was 60.5% and 64.1% for the three and six months ended June 30, 2007 as compared to 91.5% and 79.3% for the three and six months ended June 30, 2006 as more fully described below under ‘‘Results by Segment — Lloyd’s.’’

Our Results

Our net loss to common shareholders was $(8.0) million for the three months ended June 30, 2007. We had a net loss of $(3.4) million for the six months ended June 30, 2007. This compares to losses of $42.9 million and $60.1 million for the three and six months ended June 30, 2006. The results for the three and six months ended June 30, 2007 reflect the fact that our insurance and reinsurance business is in run-off (with the exception of our interest in Syndicate 4000 at Lloyd’s). As a result, we received significantly lower revenues from premiums earned and incurred less expenses when comparing the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2007, we generated approximately $17.8 million and $32.1 million of net premiums written, including $20.7 million and $49.0 contributed by Syndicate 4000, after the return of premiums of approximately $7.0 million and $16.8 million to our clients as we sought to reduce our loss exposures through policy cancellations, commutations and other transactions. This compares to approximately $10.1 million and $72.9 million of net premiums written for the three and six months ended June 30, 2006. The reduction reflects our decision to engage in a self-managed run-off (with the exception of our interest in Syndicate 4000 at Lloyd’s).

Similarly, our net premiums earned were $19.9 million and $45.5 million for the three and six months ended June 30, 2007 compared to $60.4 million and $140.0 million for the three and six months ended June 30, 2006. Our net premiums earned were impacted by significantly lower premium writings and, to a lesser extent, by premium returns associated with policy cancellations. We expect significant decreases in net premiums earned in future periods as we do not expect to underwrite new policies, other than in our Lloyd’s segment. Historically, net premiums earned have been our primary source of revenue. For the three and six months ended June 30, 2006, net premiums earned contributed approximately 92.9% and 93.6% to our total revenues, and for the three and six months ended June 30, 2007, this contribution reduced to 68.8% and 65.0%, which included 65.7% and 60.1% from our Lloyd’s segment.

For the three and six months ended June 30, 2007, net revenues from non-underwriting activities, such as net investment income and technical services revenues, were not sufficient to offset general and administrative expenses, interest expense and depreciation and amortization. We expect that this trend will continue and that we will incur net losses in our run-off segments in future periods. We are seeking to mitigate these expected losses through continued overhead reduction strategies, particularly through headcount reductions.

We expect that our shareholders’ equity will decline as we incur net losses in future periods. However, we believe that our cash and investment asset portfolios totaling approximately $930.2 million at June 30, 2007 will provide sufficient liquidity to meet currently foreseen obligations.

Our net losses and loss expenses incurred were $13.2 million and $27.5 million for the three and six months ended June 30, 2007 as compared to $49.5 million and $104.0 million for the three and six months ended June 30, 2006. Our loss ratio, which is a function of our selected ultimate loss ratios and specific loss events, was 66.3% and 60.4% for the three and six months ended June 30, 2007 as compared to 82.0% and 74.3% for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2007, our total loss development was approximately $1.2 million and $5.8 million. We recorded net adverse and net favorable development of approximately $(0.8) million and $2.4 million in relation to the 2004 and 2005 hurricanes and net favorable development of approximately $2.0 million and $3.4 million in the selection of certain prior period accident year ultimate net loss ratios in several of our product lines primarily arising from our commutation activities and our loss selections in the our Lloyd’s fidelity and crime products that reduced prior period loss reserves. We believe that as our net earned premiums reduce, other than in our Lloyd’s segment, and if our loss estimates change, our net loss ratio may become more volatile in future periods.

Our general and administrative expenses for the three and six months ended June 30, 2007 were $17.0 million (including $3.9 million of direct expenses related to our Lloyd’s segment) and $31.9 million (including $6.9 million of direct expenses related to our Lloyd’s segment). Our general and administrative expenses excluding those direct costs associated with our Lloyd’s segment were $13.1 million and $25.0 million for the three and six months ended June 30, 2007 as compared to $30.8 million and $57.9 million for the three and six months ended June 30, 2006. We have reduced our workforce, excluding Lloyd’s, from 81 employees as of December 31, 2006 to 68 employees as of June 30, 2007. Our workforce is now primarily allocated to the run-off of our exited business lines, finance, claims handling, actuarial, general corporate and administrative functions. We recorded no severance costs during the three months ended June 30, 2007. During the six months ended June 30, 2007, we recorded severance costs of approximately $0.4 million as a result of employee reductions following our decision to place our specialty insurance and reinsurance lines, other than Syndicate 4000, into self-managed run-off. During 2006, in the same periods, we recorded severance costs of $10.7 million and $15.9 million. Severance costs relate to the expenses associated with those employees who have been provided notice and those who we expect to be terminating in the future. Since January 1, 2006 we have recorded $14.6 million of severance expenses, and at June 30, 2007 our foreseeable provision for future severance payments totaled $4.2 million which has been fully accrued as of June 30, 2007. We continue to seek to reduce our general and administrative expenses (including through further employee reductions) and expect, barring unforeseen circumstances, that our 2007 general and administrative expenses will be lower than those incurred during 2006.

Our investment portfolio generated net investment income of $10.7 million and $22.5 million for the three and six months ended June 30, 2007, compared to $11.8 million and $22.5 million for the three and six months ended June 30, 2006. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.6% and 4.8% for the three and six months ended June 30, 2007 compared to 4.1% and 4.3% for the three and six months ended June 30, 2006. Net investment income decreased in the three months ended June 30, 2007 and was the same as the six months ended June 30, 2007 as compared to the same periods in 2006 due to a lower level of invested assets. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off, reduced cash inflows from premiums written and increased cash outflows associated with loss and loss expense and overhead payments.

On January 1, 2007, we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the three and six months ended June 30, 2007 being recorded as net gains or losses within our statement of operations. During the three and six months ended June 30, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive loss for the three and six months ended June 30, 2006 included $(6.8) million and $(15.4) million of net change in unrealized losses. If SFAS 159 had been applied for the three and six months ended June 30, 2006, net investment income and net gains on investments would have been $4.9 million and $7.1 million compared to $5.1 million and $18.8 million for the three and six months ended June 30, 2007. This increase of $0.2 million and $11.7 million is a result of a stronger interest rate environment for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

The changes in fair market value of investments and their effect in the consolidated statements of operations and balance sheets for the three and six months ended June 30, 2007 and 2006 are shown in the table below:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	($ in thousands)
Net investment gains (losses) within the statement of operations consisted of the following:
Net realized gains (losses) on investments	$1,109	$(6,728)	$2,094	$(15,048)
Net change in the fair value of trading securities	(6,761)	—	(5,860)	—
	$(5,652)	$(6,728)	$3,766	$(15,048)
Other comprehensive loss consisted of the following:
Net change in unrealized losses on investments, net of income tax	$—	$(6,836)	$—	$(15,391)

Of the net realized investment losses of $6.7 million and $15.0 million during the three and six months ended June 30, 2006, $4.9 million and $11.0 million were related to recognized losses on securities deemed to be other-than-temporarily-impaired. We determined that certain investment securities were other-than-temporarily impaired as a result of general uncertainties surrounding our business resulting from our decision to cease underwriting or seek new business and to place most of our remaining insurance and reinsurance businesses into orderly run-off. The realization of these losses was primarily attributable to changes in interest rates rather than changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. This recognition of losses within net realized losses on investments had no effect on our shareholders’ equity, the market value of our investments, our cash flows or our liquidity.

During the year ended December 31, 2004, we wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria set out in the accounting literature and was therefore accounted for under the deposit accounting rules. For additional information regarding accounting policies relating to non-traditional contracts, see ‘‘Critical Accounting Policies — Non-traditional contracts’’ in our Form 10-K for the year ended December 31, 2006. Under this contract, we provided reinsurance on certain underlying life insurance contracts written by our client, a U.S. life insurance company. The client, which is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital, was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with us. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. We received fees for this transaction. Other than receipt of our fees, there were no net cash flows at inception of this contract, nor were there expected to be net cash flows other than fees through the life of the contracts. We monitor this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by our client to us. During our second quarter monitoring process, it has come to our attention that this transaction may not be performing as anticipated. We continue to obtain facts to evaluate and to analyze the performance of the life insurance policies that are underlying this transaction. In the future, if we find that the performance of this transaction varies from the original assumptions (which were based on information presented by the life insurance company), we may, among other things, recognize a material increase to the deposit liabilities in our financial statements and incur a material loss in our statement of operations. Following our evaluation and analysis, we may also pursue any legal remedies against the insurance company that we believe are available and warranted under the circumstances.

Segment Information

Following the decision of our Board of Directors to place most of our business in run-off in 2006, we changed the composition of our reportable segments and renamed our specialty insurance segment and specialty reinsurance segment as specialty insurance run-off segment and specialty reinsurance run-off segment. We continue to earn premiums in our insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited. The specialty insurance run-off and specialty reinsurance run-off segments are more fully described as follows:

•	Specialty insurance run-off. Our specialty insurance run-off segment includes the remaining policies written in our traditional, structured and program specialty insurance product line until the second quarter of 2006 and those policies that we were required by regulation to write in the remainder of 2006. Our traditional specialty insurance products included technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation and non-traditional life surplus relief. These products were written both on a direct basis with insured clients or by reinsuring policies that were issued on our behalf by third-party agents, insurers and reinsurers. Our specialty insurance programs include the HBW program.

•	Specialty reinsurance run-off. Our specialty reinsurance run-off segment includes the remaining contracts written in our traditional specialty reinsurance products line. Our specialty reinsurance products included property, casualty and marine and aviation products.

•	Lloyd’s. Syndicate 4000, our Lloyd’s segment, was created in December 2004 and currently writes traditional specialty insurance products including professional liability (commercial, professional indemnity and directors’ and officers’ coverage), financial institutions (fidelity and crime, bankers’ bonds, bankers’ professional liability and errors and omissions), specie and fine art and kidnap and ransom. For the 2007 underwriting year, we provide 90% of the capital of Syndicate 4000 as compared to all of the capital commitment from Syndicate 4000’s inception through the 2006 underwriting year. The remaining 10% of Syndicate 4000’s capital for the 2007 underwriting year is provided by Chaucer Holdings Plc. We continue to include all of the results of insurance business written by Syndicate 4000 since its inception in 2004 through the 2006 underwriting year and 90% of the results of Syndicate 4000 for the 2007 underwriting year.

•	Technical services. Prior to the sale of ESC in the third quarter of 2006, our technical services segment provided diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provided technical and information management services to our specialty insurance run-off and reinsurance run-off segments. Following the sale of ESC, the technical services segment consists of our two environmental liability assumption programs. The results for the three and six months ended June 30, 2006 have been reclassified to conform to the presentation of ESC in discontinued operations.

During 2006, we created a Lloyd’s operating segment for the results of Syndicate 4000, which was previously aggregated with our specialty insurance run-off reportable segment. We believe it is no longer appropriate to aggregate Lloyd’s and specialty insurance run-off operating segments given the different economic characteristics of the specialty insurance run-off segment that is no longer writing new or renewal business while our Lloyd’s syndicate continues to write new and renewal business.

We refer to the specialty insurance run-off, specialty reinsurance run-off and Lloyd’s segments as our underwriting segments. We refer to our environmental assumption programs as our technical services segment. We evaluate each segment based on its underwriting or technical services results, as applicable, including items of revenue and expense that are associated with and directly related to each segment.

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

Reinsurance premiums written on certain types of contracts, notably treaty quota share contracts and certain premiums written by Syndicate 4000, may not be known definitively on the inception date of the contract and, therefore, include estimates of premiums written. These estimates are based on data provided by the ceding companies or brokers, our underwriters’ judgment and projections, and historical benchmarking. Our estimates of written premiums are re-evaluated over the term of the contract period as underwriting information becomes available and as actual premiums are reported to us. For certain excess of loss reinsurance contracts we record the minimum premium, as defined in the contract, as our estimated premium written at inception of the contract. Subsequent changes to our premium estimates and also premiums returned through policy cancellations are recorded as adjustments to premiums written in the period in which they become known and could be material. As a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable. Adjustments may significantly impact net income in the period in which premiums are determined, particularly when the subject contract is fully or substantially expired resulting in the adjustment being fully or substantially earned.

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

We also generated revenues, to a much smaller extent following the sale of ESC in September 2006, in our technical services segment from the remediation of environmental liability obligations that we have assumed.

Expenses

Our expenses primarily consist of net loss and loss expenses, general and administrative expenses, acquisition expenses, and interest expense.

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

Financial Ratios

The financial ratios we use include the net loss and loss expense ratio and the acquisition expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our net loss and loss expense ratio and acquisition expense ratio provide a measure of the current profitability of the earned portions of our written insurance and reinsurance contracts. Because our net premiums earned will decrease significantly as a result of our decision to place most of our lines of business other than in our Lloyd’s segment into run-off, we expect that our net loss ratios will continue to be volatile. In this report we only present financial ratios related to our Lloyd’s segment as our specialty insurance and reinsurance segments are in run-off.

Results of Operations

Our specialty insurance and reinsurance run-off segments are both in run-off.  A comparison between our results for the three and six months ended June 30, 2007 and 2006 highlights the differences between running-off our business, which includes, among other things, returning premium upon contract cancellations, on the one hand, during the three and six months ended June 30, 2007 and writing and earning premium on the other hand in the beginning of the three and six months ended June 30, 2006 before our A.M. Best rating downgrading in March 2006. As a result, a comparison of our results of these periods may not be a meaningful means of analyzing our results of operations.

For the three months ended June 30, 2007 and 2006

Results of operations for the three months ended June 30, 2007 and 2006 were as follows:

	2007	2006
	($ in thousands)
Revenues
Gross premiums written	$18,425	$32,899
Premiums ceded	(673)	(22,755)
Net premiums written	17,752	10,144
Change in unearned premium	2,112	50,261
Net premiums earned	19,864	60,405
Technical services revenues	501	496
Net investment income	10,724	11,753
Net losses on investments	(5,652)	(6,728)
Net foreign exchange gains (losses)	723	(1,375)
Other income	2,714	486
Total revenues	28,874	65,037
Expenses
Net losses and loss expenses	13,161	49,533
Acquisition expenses	5,264	10,260
General and administrative expenses	16,955	34,018
Interest expense	1,442	1,344
Depreciation and amortization of intangible assets	78	435
Total expenses	36,900	95,590
Loss from continuing operations before income taxes	(8,026)	(30,553)
Income tax expense	9	22
Net loss from continuing operations	(8,035)	(30,575)
Discontinued operations:
Loss from operations of discontinued operations	—	(12,359)
Net loss from discontinued operations	—	(12,359)
Net loss	(8,035)	(42,934)
Dividends on preferred shares	—	—
Net loss to common shareholders	$(8,035)	$(42,934)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe.

Premiums.    Gross premiums written were $18.4 million for the three months ended June 30, 2007, a decrease of $14.5 million, compared to $32.9 million for the three months ended June 30, 2006. The decrease in our gross premiums written reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the associated return of premiums to our clients totaling $7.0 million during the three months ended June 30, 2007 following cancellation or commutation of policies.

Our Lloyd’s segment contributed $22.5 million of total gross written premiums for the three months ended June 30, 2007, compared to $23.3 million for the three months ended June 30, 2006. This decrease in Lloyd’s contribution reflects, in part, our reduced participation at Syndicate 4000 for the 2007 year of account to 90% from 100% for prior years. This decrease is offset by the fact that we believe that Syndicate 4000 was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition.

Premiums ceded were $0.7 million for the three months ended June 30, 2007, a decrease of $22.1 million, compared to $22.8 million for the three months ended June 30, 2006. The decrease in premiums ceded primarily reflects the reduction in gross premiums written following our decision to engage in a self-managed run-off. The decrease also reflects the changes in premiums ceded in our Lloyd’s segment as more fully described under ‘‘Results by Segment’’ below.

Net premiums earned were $19.9 million for the three months ended June 30, 2007, a decrease of $40.5 million, compared to $60.4 million for the three months ended June 30, 2006. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the continued return of premiums to our clients following policy cancellations or commutations. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $71.5 million at June 30, 2007 and will be earned and recognized in our results of operations in future periods to the extent these premiums are not returned following future commutations or cancellations. The contribution to net premiums earned from our Lloyd’s segment is detailed under ‘‘Results by Segments’’ below.

Technical services revenues.    Technical services revenues were $0.5 million for three months ended June 30, 2007 and 2006. We expect that our technical services revenues will decrease in future periods as the remediation activities near completion. Technical services revenues prior to the quarter ended June 30, 2006 were derived from the operations of ESC which was sold on September 16, 2006 and from the operations of our environmental liability assumption programs. This revenue is included in the results of our discontinued operations.

Net investment income and net gains (losses) on investments.    Net investment income and net gains (losses) on investments consisted of the following for the three months ended June 30, 2007 and 2006:

	2007	2006
	($ in thousands)
Net investment income	$10,724	$11,753
Net realized gains (losses) on investments	1,109	(6,728)
Net change in the fair value of trading investments	(6,761)	—
	$5,072	$5,025

Net investment income was $10.7 million for the three months ended June 30, 2007, a decrease of $1.1 million, compared to $11.8 million for the three months ended June 30, 2006. Net investment income decreased in the three months ended June 30, 2007 as compared to 2006 due to a lower level of invested assets at June 30, 2007 compared to June 30, 2006. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.6% for the three months ended June 30, 2007 compared to 4.1% for the three months ended June 30, 2006. This increase is as a result of a stronger interest rate environment in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

On January 1, 2007 we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the three months ended June 30, 2007 being recorded as net gains or losses within our statement of operations. During the three months ended June 30, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income for the three months ended June 30, 2006 included $(6.8) million of net change in unrealized losses. If SFAS 159 had been applied in the three months ended June 30, 2006, net investment income and net gains on investments would have been $4.9 million compared to $5.1 million for the three months ended June 30, 2007. This increase of $0.2 million is a result of a stronger interest rate environment in the three months ended June 30, 2007 as compared to 2006.

Net foreign exchange losses.    Net foreign exchange gains were $0.7 million for the three months ended June 30, 2007 compared to net foreign exchange losses of ($1.4) million for the three months ended June 30, 2006. The net foreign exchange gains and losses are driven primarily by our Lloyd’s segment.

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $13.2 million for the three months ended June 30, 2007, a decrease of $36.3 million, compared to $49.5 million for the three months ended June 30, 2006. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	favorable loss experience arising on commutation of certain assumed reinsurance contracts.

Our expected ultimate losses for the three months ended June 30, 2007 included net adverse development of approximately $(0.8) million relating to the 2004 and 2005 hurricanes. In addition, we recognized approximately $2.3 million in aggregate net favorable loss development in several product lines arising from the commutation of certain reinsurance contracts and maturing accident periods for which actual loss experience was better than expected. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred. There is likely to be positive and negative development in our product lines as we continue to receive information related to our loss reserves and as those reserves develop over time.

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

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 66.3% for the three months ended June 30, 2007, a decrease of 15.7%, compared to a total net loss ratio of 82.0% for the three months ended June 30, 2006. The decrease in the total net loss and loss expense ratio is due primarily to the net loss and loss expenses incurred during the three months ended June 30, 2006, which included non-hurricane related losses reported in our marine, technical risk and aviation reinsurance product line of $4.2 million, adverse development from the 2005 hurricanes of $3.6 million, adverse development of $0.8 million from the 2004 hurricanes and adverse development of $0.1 million related to damages caused by an oil pipeline in California. The loss ratio for the three months ended June 30, 2007, was further reduced due to $2.3 million of favorable prior year loss development arising from the commutation of certain reinsurance contracts, in addition to the changes in our Lloyd’s segment as more fully described under ‘‘Results by Segment’’ below.

Acquisition expenses.    Acquisition expenses were $5.3 million for the three months ended June 30, 2007, a decrease of $5.0 million, compared to $10.3 million for the three months ended

June 30, 2006. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

General and administrative expenses.    General and administrative expenses were $17.0 million for the three months ended June 30, 2007, a decrease of $17.0 million, compared to $34.0 million for the three months ended June 30, 2006. General and administrative expenses were comprised of $7.7 million of personnel related expenses and $9.3 million of other expenses for the three months ended June 30, 2007 compared to $23.5 million of personnel related expenses (including $10.7 million of severance costs) and $10.5 million of other expenses for the three months ended June 30, 2006. The decrease in general and administrative expenses is due to the cost saving measures taken in response to our decision to cease writing new business in 2006.

Interest expense.    Interest expense was $1.4 million for the three months ended June 30, 2007, a small increase from interest expense of $1.3 million for the three months ended June 30, 2006. Interest expense for the three months ended June 30, 2007 represents incurred interest on our junior subordinated debentures.

Depreciation and amortization of intangible assets.    Depreciation was $0.1 million for the three months ended June 30, 2007. We did not amortize any intangible assets during the three months ended June 30, 2007. Depreciation and amortization was $0.4 million for the three months ended June 30, 2006 including depreciation of $0.3 million.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended June 30, 2007, the net valuation allowance increased by approximately $1.1 million, to $49.0 million.

Discontinued operations

Income from operations of discontinued operations.    We had no income from discontinued operations during the three months ended June 30, 2007. During the three months ended June 30, 2006, we had income from discontinued operations representing the revenues and expenses from ESC, which was sold on September 15, 2006.

During the three months ended June 30, 2006, our income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations was as follows:

2006
($ in thousands)
Technical services revenues	$8,030
Other income	6
Direct technical services costs	(5,225)
General and administrative expenses	(2,361)
Loss on impairment	(12,561)
Depreciation of fixed assets and amortization of intangible assets	(237)
Income tax expense	(11)
Loss from operations of discontinued operations	$(12,359)

For the six months ended June 30, 2007 and 2006

Results of operations for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
	($ in thousands)
Revenues
Gross premiums written	$48,223	$147,768
Premiums ceded	(16,121)	(74,910)
Net premiums written	32,102	72,858
Change in unearned premium	13,399	67,115
Net premiums earned	45,501	139,973
Technical services revenues	993	2,195
Net investment income	22,529	22,529
Net gains (losses) on investments	(3,766)	(15,048)
Net foreign exchange gains (losses)	987	(1,694)
Other income	3,765	1,518
Total revenues	70,009	149,473
Expenses
Net losses and loss expenses	27,456	104,025
Acquisition expenses	10,463	24,193
General and administrative expenses	31,923	63,470
Interest expense	2,835	2,606
Depreciation and amortization of intangible assets	755	1,268
Total expenses	73,432	195,562
Income (Loss) from continuing operations before income taxes	(3,423)	(46,089)
Income tax (benefit) expense	(16)	47
Net income (loss) from continuing operations	(3,407)	(46,136)
Discontinued operations:
Loss from operations of discontinued operations	—	(12,017)
Net loss from discontinued operations	—	(12,017)
Net income (loss)	(3,407)	(58,153)
Dividends on preferred shares	—	1,916
Net income (loss) to common shareholders	$(3,407)	$(60,069)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues for the six months ended June 30, 2006 were derived from the operations of ESC prior to its sale on September 16, 2006 and from the operations of our environmental liability assumption programs.

Premiums.    Gross premiums written were $48.2 million for the six months ended June 30, 2007, a decrease of $99.6 million, compared to $147.8 million for the six months ended June 30, 2006. The decrease in our gross premiums written reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the associated return of premiums to our clients totaling $16.8 million during the six months ended June 30, 2007 following cancellation or commutation of policies.

Our Lloyd’s segment contributed $61.0 million of total gross written premiums for the six months ended June 30, 2007, compared to $42.5 million for the six months ended June 30, 2006. This increase in Lloyd’s contribution reflects the run-off status of other segments and growth in our Lloyd’s operations during the six months ended June 30, 2007, offset in part by our reduced participation at Syndicate 4000 for the 2007 year of account to 90% from 100% for prior years.

Premiums ceded were $16.1 million for the six months ended June 30, 2007, a decrease of $58.8 million, compared to $74.9 million for the six months ended June 30, 2006. The decrease in premiums ceded primarily reflects the reduction in gross premiums written.

Net premiums earned were $45.5 million for the six months ended June 30, 2007, a decrease of $94.5 million, compared to $140.0 million for the six months ended June 30, 2006. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the continued return of premiums to our clients following policy cancellations or commutations. The contribution to net premiums earned from our Lloyd’s segment is described under ‘‘Results by Segments’’ below.

Technical services revenues.     Technical services revenues were $1.0 million for the six months ended June 30, 2007, compared to $2.2 million for the six months ended June 30, 2006. The decrease is due to the fact that remediation of one of our environmental liability assumption programs started in the first quarter of 2006 and is now close to being completed. As the remediation is winding down, it is not generating technical services revenues to the same extent as it did in the beginning. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

Net investment income and net gains (losses) on investments.    Net investment income and net gains (losses) on investments consisted of the following for the six months ended June 30, 2007 and 2006:

	2007	2006
	($ in thousands)
Net investment income	$22,529	$22,529
Net realized gains (losses) on investments	2,094	(15,048)
Net change in the fair value of trading securities	(5,860)	—
	$18,763	$7,481

Net investment income was $22.5 million for the six months ended June 30, 2007, compared to $22.5 million for the six months ended June 30, 2006. Net investment income remained the same in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 despite a lower level of invested assets due to reinvestment of maturity proceeds at higher market interest rates over the course 2006 and 2007. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.8% for the six months ended June 30, 2007 compared to 4.3% for the six months ended June 30, 2006. This increase is a result of a stronger interest rate environment in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

On January 1, 2007 we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the six months ended June 30, 2007 being recorded as net realized gains or losses within our statement of operations. During the six months ended June 30, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income for the six months ended June 30, 2006 included $(15.4) million of net change in unrealized losses. If SFAS 159 had been applied in the six months ended June 30, 2006, net investment income and net gains (losses) on investments would have been $7.1 million compared to $18.8 million for the six months ended June 30, 2007. This increase of $11.7 million is a result of a stronger interest rate environment in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Net foreign exchange gains.    Net foreign exchange gains were $1.0 million for the six months ended June 30, 2007 compared to net foreign exchange losses of $(1.7) million for the six months ended June 30, 2006. The net foreign exchange gains and losses are driven primarily by our Lloyd’s segment and the relationship between the US Dollar and the British Pound.

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $27.5 million for the six months ended June 30, 2007, a decrease of $76.5 million, compared to $104.0 million for the six months ended June 30, 2006. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	favorable loss experience arising from commutation of certain assumed reinsurance contracts.

Our expected ultimate losses for the six months ended June 30, 2007 included favorable development of approximately $2.4 million relating to the 2004 and 2005 hurricanes. In addition, we recognized approximately $2.9 million in aggregate net favorable loss development arising from the commutation of certain reinsurance contracts and $0.5 million from maturing accident periods for which actual loss experience was better than expected in several product lines in our run-off and Lloyd’s segments. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred. There is likely to be positive and negative development in our product lines as we continue to receive information related to our loss reserves and as those reserves develop over time.

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

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 60.3% for the six months ended June 30, 2007, a decrease of 14.0%, compared to a total net loss ratio of 74.3% for the six months ended June 30, 2006. The decrease in the total net loss and loss expense ratio is due primarily to the net loss and loss expenses during the six months ended June 30, 2006 which included non-hurricane related losses reported in our marine, technical risk and aviation reinsurance product line of $4.2 million, losses incurred related to a claim from tornado losses occurring in March 2006 of $3.9 million, adverse development from the 2005 hurricanes of $3.6 million, adverse development of $0.8 million from the 2004 hurricanes and adverse development of $0.1 million related to damages caused by an oil pipeline in California. The loss ratio for the six months ended June 30, 2007, was further reduced because we recorded $2.9 million in favorable prior year net loss development in relation to the commutation of several contracts.

Acquisition expenses.    Acquisition expenses were $10.5 million for the six months ended June 30, 2007, a decrease of $13.7 million, compared to $24.2 million for the six months ended June 30, 2006. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

General and administrative expenses.    General and administrative expenses were $31.9 million for the six months ended June 30, 2007, a decrease of $31.6 million, compared to $63.5 million for the six months ended June 30, 2006. General and administrative expenses were comprised of $16.2 million of personnel related expenses (including $0.4 million of severance costs) and $15.7 million of other expenses for the six months ended June 30, 2007 compared to $42.9 million of personnel related expenses (including $15.9 million of severance costs) and $20.6 million of other expenses for the six months ended June 30, 2006. The decrease in general and administrative expenses is due to the cost saving measures taken in response to our decision to cease writing new business in 2006.

Interest expense.    Interest expense was $2.8 million for the six months ended June 30, 2007, a small increase from interest expense of $2.6 million for the six months ended June 30, 2006. Interest expense for the six months ended June 30, 2007 represents incurred interest on our junior subordinated debentures.

Depreciation and amortization of intangible assets.    Depreciation, amortization and impairment of tangible and intangible assets was $0.8 million for the six months ended June 30, 2007, compared to $1.3 million for the six months ended June 30, 2006.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the six months ended June 30, 2007, the net valuation allowance decreased by approximately $0.1 million, to $49.0 million.

Discontinued operations

Income from operations of discontinued operations.    We have no income from discontinued operations during the six months ended June 30, 2007. During the six months ended June 30, 2006, we had income from discontinued operations representing the revenues and expenses from ESC, which was sold on September 15, 2006.

During the six months ended June 30, 2006, our income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations was as follows:

2006
($ in thousands)
Technical services revenues	$16,185
Other income	11
Direct technical services costs	(10,225)
General and administrative expenses	(4,935)
Loss on impairment	(12,561)
Depreciation of fixed assets and amortization of intangible assets	(474)
Income tax expense	(18)
Loss from operations of discontinued operations	$(12,017)

ESC’s technical services revenues included the inter-company revenues charged by ESC to the liability transfer programs and to our underwriting segment.

Results by Segments

Specialty insurance run-off and Specialty reinsurance run-off

We created the specialty insurance run-off segment and the specialty reinsurance run-off segment in the third quarter of 2006 following our decision to pursue a self-managed run-off. A comparison between our results for the three and six months ended June 30, 2007 and 2006 for our specialty insurance run-off and specialty reinsurance run-off highlights the differences between running off our business, which includes, among other things, returning premium upon contract cancellations, on the one hand, during the three and six months ended June 30, 2007 and writing and earning premium following the entering of insurance agreements on the other hand during the three and six months ended June 30, 2006. As a result, a comparison of our results for these periods may not be a meaningful means of analyzing our results of operations. Furthermore, our results for the three and six months ended June 30, 2007 are not representative of the actual results that we expect to achieve in future periods as policy cancellations and other run-off activities mainly consist of individual transactions following negotiations between us and third parties that do not follow specified timelines.

Lloyd’s

For the 2007 underwriting year, we provide 90% of the capital requirements of Syndicate 4000. From its inception in 2004 through the 2006 underwriting year, we provided all of the capital requirements of Syndicate 4000. In our financial statements, we continue to include all of the results of business written by Syndicate 4000 since its inception in 2004 through the 2006 underwriting year and 90% of business written by Syndicate 4000 in the 2007 underwriting year.

For the 2007 underwriting year, Syndicate 4000 has total stamp capacity of £73 million ($147 million) as compared to £82 million ($160 million) for the 2006 underwriting year. This stamp capacity represents the ultimate premium amount (gross premium but net of acquisition expenses) that Syndicate 4000 is permitted to write for the underwriting year.

Our participation in Syndicate 4000 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of Syndicate 4000 for each underwriting year because we hold an undivided interest in each asset and we are proportionately liable for each liability of Syndicate 4000. The results reported for the six months ended June 30, 2007 comprise our 90% share of the results of the 2007 underwriting year activities of Syndicate 4000 plus all of the results of prior underwriting year activities. The results reported for the six months ended June 30, 2006 comprise all of the activities of Syndicate 4000 during that period.

Technical services

Following the sale of ESC in the third quarter of 2006, the technical services segment is composed of our two environmental liability assumption programs. The results for the three and six months ended June 30, 2006 have been reclassified to conform to the presentation of ESC in discontinued operations.

The following is a discussion of our net underwriting results and profitability measures by segment for three and six months ended June 30, 2007 and 2006.

Three months ended June 30, 2007 and 2006

Specialty insurance run-off

The table below shows the results of the specialty insurance run-off segment for the three months ended June 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$(4,389)	$18,068	$(22,457)
Premiums ceded	1,461	(13,887)	15,348
Net premiums written	$(2,928)	$4,181	$(7,109)
Net premiums earned	$553	$34,968	$(34,415)
Other income	515	685	170
Net losses and loss expenses	(1,856)	(22,324)	20,468
Acquisition expenses	(192)	(5,162)	4,970
General and administrative expenses	(1,870)	(9,322)	7,452
Net underwriting loss	$(2,850)	$(1,155)	$(1,695)

Premiums.    Gross and net premiums written were $(4.4) million and $(2.9) million for the three months ended June 30, 2007 compared to $18.1 million and $4.2 million for the three months ended June 30, 2006. The significant decrease in our specialty insurance run-off segment’s gross and net premiums written was due to the decision to cease writing new business in 2006, our decision to run-off the majority of our businesses and the effect of premium returns to our clients and the transfer of policies to third parties.

During the three months ended June 30, 2007, we have returned or transferred approximately $5.7 million of gross written premiums since our decision to run-off these product lines and to reduce the amount of our in-force policy exposures. Furthermore, we purchased additional reinsurance protection in our technical risk property product line as more fully described below.

Our technical risk property, professional liability, environmental liability and other product lines returned premium of $2.6 million, $0.1 million, $2.5 million and $0.5 million respectively for the three months ended June 30, 2007.

We ceased to write the HBW program in our technical risk property product line under the terms of the managing agency agreement, which terminated on December 2, 2006. This program accounted for the substantial majority of the total specialty insurance run-off segment gross and net premiums written in the three months ended June 30, 2006.

Premiums ceded were $(1.5) million during the three months ended June 30, 2007, a decrease of $15.4 million compared to $13.9 million for the three months ended June 30, 2006. The decrease in premiums ceded is a result of the decrease in our gross premiums written due to our cancellation activities.

Net premiums earned for the three months ended June 30, 2007 were $0.6 million, a decrease of $34.4 million, compared to $35.0 million for the three months ended June 30, 2006, representing the reduction of premiums written and the return of premiums to our clients. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.     Other income was $0.5 million for the three months ended June 30, 2007 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $1.8 million for the three months ended June 30, 2007, a decrease of $20.5 million compared to $22.3 million for the three months ended June 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due largely to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned. We continue to participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    The decrease in acquisition expenses was primarily due to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned.

Specialty reinsurance run-off

The table below shows the results of the specialty reinsurance run-off segment for the three months ended June 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$312	$(8,458)	$8,770
Premiums ceded	(306)	(1,331)	1,025
Net premiums written	$6	$(9,789)	$9,795
Net premiums earned	$331	$9,223	$(8,892)
Other income	2,095	223	1,872
Net losses and loss expenses	172	(12,366)	12,538
Acquisition expenses	(78)	(2,277)	2,199
General and administrative expenses	(532)	(2,605)	2,073
Net underwriting income (loss)	$1,988	$(7,802)	$9,790

Premiums.    Gross and net premiums written in our specialty reinsurance run-off segment during the three months ended June 30, 2007, reflects the decrease in our reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our reinsurance business line, combined with changes in estimates in written premiums, return premiums and contract commutations.

Gross written premiums in our specialty reinsurance run-off segment of $0.3 million for the three months ended June 30, 2007 consisted primarily of $1.4 million in additional gross premium, where reported premium on a policy was greater than the original estimate, offset by the impact of the policy commutations of $1.3 million and an increase in other premium estimates of approximately $0.2 million. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Ceded premiums were $0.3 million during the three months ended June 30, 2007 compared to $1.3 million for three months ended June 30, 2006. The decrease reflects the decrease in gross premiums written.

Net premiums earned were $0.3 million for the three months ended June 30, 2007, a decrease of $8.9 million compared to $9.2 million for the three months ended June 30, 2006. The decrease reflects the decrease in earning of premiums on contracts written in prior periods, the impact of the decision to discontinue writing new and renewal business in our reinsurance and insurance lines of business and the impact of changes in premium estimates and premium returns.

Other income.    Other income was $2.1 million for the three months ended June 30, 2007 compared to $0.2 million for the three months ended June 30, 2006, and related to fees recognized on non-traditional reinsurance contracts. Substantially all of the other income in the three months ended June 30, 2007 was related to the commutation of a non-traditional reinsurance contract.

Net losses and loss expenses.    Net losses and loss expenses were $(0.2) million for three months ended June 30, 2007 compared to $12.4 million for the three months ended June 30, 2006. The decrease in net losses and loss expenses incurred was primarily due to lower net earned premium and to fewer significant loss occurrences, particularly compared to those relating to the development of losses related to the 2005 hurricanes. Net losses and loss expenses are also a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. For the three months ended June 30, 2007 we recognized favorable development of $2.3 million relating to commutations. This was offset, to a large extent, by $(1.1) million of additional reported losses in our marine reinsurance product line and $(0.8) million of adverse net loss development relating to the 2004 and 2005 hurricanes.

Included in our estimated ultimate losses during the three months ended June 30, 2007 are specific loss estimates on contracts of reinsurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty reinsurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $75.5 million compared to $75.9 million as of June 30, 2006. Our estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with cedants and brokers. The actual amount of losses from these hurricanes may vary significantly from the estimate.

Acquisition expenses.    The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned.

Lloyd’s

The table below shows the results of our Lloyd’s segment for the three months ended June 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$22,502	$23,289	$(787)
Premiums ceded	(1,828)	(7,537)	5,709
Net premiums written	20,674	15,752	4,922
Net premiums earned	$18,980	$16,214	$2,766
Net losses and loss expenses	(11,477)	(14,843)	3,366
Acquisition expenses	(4,994)	(2,821)	(2,173)
General and administrative expenses	(3,872)	(3,186)	(686)
Net underwriting income (loss)	$(1,363)	$(4,636)	$3,273
Ratios:
Loss and loss expense ratio	60.5%	91.5%	31.0%
Acquisition expense ratio	26.3%	17.4%	(8.9)%

Premiums.    Stamp capacity is the measure of the amount of premium Syndicate 4000 is authorized to write and is determined based on a business plan approved by the Council of Lloyd’s and the funds provided by the capital providers. The stamp capacity of Syndicate 4000 for 2007 is £73 million ($147 million) which equates to the amount of premium that can be written in the 2007 underwriting year (premium being defined for these purposes only as gross premium less acquisition expenses). We provide 90%, or £65.7 million ($132 million) of the stamp capacity for the 2007 underwriting year. Syndicate 4000 had stamp capacity of £82 million ($160 million) during 2006, all of which was provided by us.

Gross and net premiums written were $22.5 million and $20.7 million for the three months ended June 30, 2007 as compared to $23.3 million and $15.8 million of gross and net premiums written for the three months ended June 30, 2006. This reduction is largely due to our reduced participation in Syndicate 4000 in the 2007 underwriting year partially offset by the inclusion of gross written premiums estimates which totaled approximately $1.2 million for the three months ended June 30, 2007. Beginning in 2007, Syndicate 4000’s reported gross written premiums include estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business. We believe that Syndicate 4000 was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition.

The table below shows our share of gross and net premiums written by product line for the three months ended June 30, 2007 and 2006.

	2007		2006
	($ in thousands)		($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Financial institutions	$14,209	$13,436	$15,233	$9,989
Professional liability	6,199	5,251	7787	5,529
Specie and fine art	1,913	1,823	260	227
Kidnap and ransom	181	164	9	7
Total	$22,502	$20,674	$23,289	$15,752

Premiums ceded.    In the ordinary course of business Syndicate 4000 reinsures certain insurance risks with the purpose of limiting maximum loss exposure. Premiums ceded to reinsurers were $1.8 million during the three months ended June 30, 2007 as compared to premiums ceded to reinsurers of $7.5 million for the three months ended June 30, 2006. This is due primarily to the fact that during the three months ended June 30, 2007, we reclassified a ceded reinsurance contract from a losses occurring to a risks attaching contract. As a result, ceded premiums related to this contract are now recorded over the twelve month period of time that we expect to write the underlying business covered by the contract instead of at inception of the contract. This reclassification did not impact our net earned premium. In addition, the proportion of premiums ceded for the three months ended June 30, 2006 was greater than the proportion of ceded premiums ceded for the three months ended June 30, 2007. This is because during the three months ended June 30, 2006, we were subject to an excess of loss reinsurance contract that we purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium, regardless of the amount of gross premium we actually wrote.

Net premiums earned during the three months ended June 30, 2007 were $19.0 million, an increase of $2.8 million, compared to $16.2 million for the three months ended June 30, 2006. The increase in net premiums earned was primarily due to growth in Syndicate 4000’s business and the earning of premiums written in prior periods. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $11.5 million for the three months ended June 30, 2007, a decrease of $3.3 million, compared to $14.8 million for the three months ended June 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten.

Our Lloyd’s segment net loss ratio was 60.5% for the three months ended June 30, 2007, compared to a net loss ratio of 91.5% for three months ended June 30, 2006. The net loss ratio for the three months ended June 30, 2007 reflects net favorable loss development in certain product lines for more mature accident periods where actual loss experience has been better than expected. The net loss ratio for the three months ended June 30, 2006 was adversely impacted by the excess of loss reinsurance contract that we purchased for the 2006 underwriting year, which required us to cede minimum fixed premiums regardless of the gross premium we actually wrote.

Acquisition expenses.    Acquisition expenses were $5.0 million for the three months ended June 30, 2007, an increase of $2.2 million compared to $2.8 million for the three months ended June 30, 2006. The increase is due to the increase in earned premium and the factors that contribute to our increased acquisition expense described below.

Our acquisition expense ratio was 26.3% for the three months ended June 30, 2007, an increase of 8.9%, compared to 17.4% for the three months ended June 30, 2006 and comparable to the acquisition expense ratio of 25.0% for the three months ended March 31, 2007. The increase is primarily attributable to three factors. First, in connection with a change in the estimates of acquisition expenses, we recognized a cumulative adjustment which resulted in an increased acquisition expense ratio. We expect that this change in estimating acquisition expenses will have a lesser impact on the acquisition expenses ratio in the future although it is also expected that we will continue to have slightly higher acquisition expense ratios as compared to the same periods in 2006. Second, there was an increase in premium written in the specie and fine art and kidnap and ransom business. This business generally carries higher acquisition expenses than professional and financial institution product lines. To the extent that the business mix in Syndicate 4000 changes in future periods, we expect that there will be an attendant increase in the volatility of the acquisition expense ratio. The third reason relates to the continuing effect of the excess of loss reinsurance contract that we purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium regardless of the amount of gross premium we actually wrote. This continues to have an impact, but to a declining extent, as we continue to earn this premium throughout 2007.

General and administrative expenses.    General and administrative expenses were $3.9 million for the three months ended June 30, 2007, compared to $3.2 million for the three months ended June 30, 2006. The general and administrative ratio for the three months ended June 30, 2007 was 20.4%, compared to 19.6% for the three months ended June 30, 2006. Many of the general and administrative expenses incurred by Syndicate 4000 are fixed costs such as the Lloyd’s central fund contributions, managing agency fees, both of which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee related expenses. Syndicate 4000’s Lloyd’s central fund contribution for the 2007 underwriting year was reduced to 1% of stamp capacity from 2% for the 2006 underwriting year. In addition, the lower stamp capacity for 2007 than for 2006 also contributes to lower central fund charges. These reduced costs are partially offset by increased managing agency fees payable in 2007.

Technical services

	2007	2006	Change
	($ in thousands)
Technical services revenues	$501	$496	$5
Other income	—	42	(42)
General and administrative expenses	(222)	(1,565)	1,343
Net technical services income (loss)	$279	$(1,027)	$1,306

Technical services revenues.     Technical services revenues were $0.5 million for three months ended June 30, 2007 and 2006. Technical services revenues are mainly derived from our environmental liability assumption programs. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

Six months ended June 30, 2007 and 2006

Specialty insurance run-off

The table below shows the results of the specialty insurance run-off segment for the six months ended June 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$(15,086)	$83,155	$(98,241)
Premiums ceded	107	(39,068)	39,175
Net premiums written	$(14,979)	$44,087	$(59,066)
Net premiums earned	$3,951	$76,516	$(72,565)
Other income	1,485	1,453	32
Net losses and loss expenses	(3,252)	(49,971)	46,719
Acquisition expenses	(464)	(10,573)	10,109
General and administrative expenses	(3,614)	(15,850)	12,236
Net underwriting (loss) income	$(1,894)	$1,575	$(3,469)

Premiums.    Gross and net premiums written were negative $(15.1) million and $(15.0) million for the six months ended June 30, 2007 compared to $83.2 million and $44.1 million for the six months ended June 30, 2006. The significant decrease in our specialty insurance run-off segment’s gross and net premiums written was due to the decision to cease writing new business in 2006, our decision to run-off the majority of our businesses and the effect of premium returns to our clients and the transfer of policies to third parties.

During the six months ended June 30, 2007, we returned or transferred approximately $15.4 million of gross written premiums since our decision to run-off these product lines and to reduce the amount of our in-force policy exposures. Furthermore, we purchased additional reinsurance protection in our technical risk property product line as more fully described below.

Our technical risk property, professional liability, environmental liability and other product lines returned premium of $8.1 million, $0.9 million, $5.7 million and $0.7 million respectively for the six months ended June 30, 2007.

We ceased to write the HBW program in our technical risk property product line under the terms of the managing agency agreement, which terminated on December 2, 2006. This program accounted for a substantial majority of total specialty insurance run-off segment gross and net premiums written in the six months ended June 30, 2006. The policies in our HBW program were underwritten by a third-party agent who was instructed to follow our underwriting guidelines.

Premiums ceded were negative $(0.1) million during the six months ended June 30, 2007, a decrease of $39.2 million compared to $39.1 million for the six months ended June 30, 2006. The decrease in premiums ceded is a result of the decrease in our gross premiums written. The impact of this decrease is offset by $4.8 million of additional premiums ceded in our technical risk property product line related to the purchase of a 100% quota share reinsurance transaction to replace the expired retrocession of substantially all the in-force business in our technical risk property lines of business and to provide protection from future natural peril or catastrophe events in that line.

Net premiums earned for the six months ended June 30, 2007 were $4.0 million, a decrease of $72.5 million, compared to $76.5 million for the six months ended June 30, 2006, representing the reductions of premiums written and the return of premiums to our clients. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts generally range from between one and ten years with the majority of our contracts being for a one year period.

Other income.     Other income was $1.5 million for the six months ended June 30, 2007 and related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $3.3 million for the six months ended June 30, 2007, a decrease of $46.7 million compared to $50.0 million for the six months ended June 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the decrease in significant loss occurrences, particularly compared to the tornadoes that occurred in the first quarter of 2006 (which totaled $3.9 million in net losses and loss expenses);

•	a substantial decline in the number of insurance contracts we entered into and the associated net premiums earned.

We continue to participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    The decrease in acquisition expenses was primarily due to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned.

Specialty reinsurance run-off

The table below shows the results of the specialty reinsurance run-off segment for the six months ended June 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$2,276	$22,068	$(19,792)
Premiums ceded	(4,181)	(23,887)	19,706
Net premiums written	$(1,905)	$(1,819)	$(86)
Net premiums earned	$(533)	$30,752	$(31,285)
Other income	2,242	459	1,783
Net losses and loss expenses	2,766	(28,127)	30,893
Acquisition expenses	779	(7,844)	8,623
General and administrative expenses	(1,025)	(5,248)	4,223
Net underwriting income (loss)	$4,229	$(10,008)	$14,237

Premiums.    Gross and net premiums written were $2.3 million and $(1.9) million for the six months ended June 30, 2007 compared to $22.1 million and $(1.8) million of gross and net premiums written for the six months ended June 30, 2006. The decrease in our specialty reinsurance run-off segment’s gross and net premiums written reflects the decrease in our reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our reinsurance business line, combined with changes in estimates in written premiums, return premiums, policy cancellations and contract commutations.

Gross written premiums in our specialty reinsurance run-off segment of $2.3 million for the six months ended June 30, 2007 consisted primarily of $5.1 million in additional gross premium, where reported premium on a policy was greater than the original estimate, offset by the impact of the policy commutations of $1.3 million and a reduction in other premium estimates of approximately $1.5 million.

Premiums ceded.    Ceded premiums were $4.2 million during the six months ended June 30, 2007 compared to $23.9 million for six months ended June 30, 2006. The decrease reflects the decline in gross premiums written following the decision to discontinue writing new and renewal business in our reinsurance and insurance lines of business.

Net premiums earned.    Net premiums earned were negative $(0.5) million for the six months ended June 30, 2007 compared to $30.8 million for the six months ended June 30, 2006. The decrease reflects the decrease in earning of premiums on contracts written in prior periods, the impact of the decision to discontinue writing new and renewal business in our reinsurance and insurance lines of business and the impact of changes in premium estimates and premium returns and commutations. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks, which are typically one year.

Other income.    Other income was $2.2 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006, and related to income, including fees, recognized on non-traditional reinsurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $(2.8) million for the six months ended June 30, 2007 compared to $28.1 million for the six months ended June 30, 2006. The decrease in net losses and loss expenses incurred was primarily due to lower net earned premium and to fewer significant loss occurrences, particularly compared to those relating to the development of losses related to the 2005 hurricanes. Net losses and loss expenses are also a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. For the six months ended June 30, 2007, we recognized favorable development of $2.9 million relating to commutations and $2.4 million relating to the 2004 and 2005 hurricanes. This was offset by $1.1 million of additional reported losses in our marine reinsurance product line.

Acquisition expenses.    The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned.

Lloyd’s

The table below shows the results of our Lloyd’s segment for the six months ended June 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$61,033	$42,545	$18,488
Premiums ceded	(12,047)	(11,955)	(92)
Net premiums written	48,986	30,590	18,396
Net premiums earned	$42,083	$32,705	$9,378
Net losses and loss expenses	(26,970)	(25,927)	(1,043)
Acquisition expenses	(10,778)	(5,776)	(5,002)
General and administrative expenses	(6,942)	(5,548)	(1,394)
Net underwriting loss	$(2,607)	$(4,546)	$1,939
Ratios:
Loss and loss expense ratio	64.1%	79.3%	15.2%
Acquisition expense ratio	25.6%	17.7%	(7.9)%

Premiums.    Stamp capacity is the measure of the amount of premium Syndicate 4000 is authorized to write and is determined based on a business plan approved by the Council of Lloyd’s and the funds provided by the capital providers. The stamp capacity of Syndicate 4000 for 2007 is £73 million ($147 million) which equates to the amount of premium that can be written in the 2007 underwriting year (premium being defined for these purposes only as gross premium less acquisition expenses). We provide 90%, or £65.7 million ($132 million) of the stamp capacity for the 2007 underwriting year. Syndicate 4000 had stamp capacity of £82 million ($160 million) during 2006, all of which was provided by Quanta Holdings.

Gross and net premiums written were $61.0 million and $49.0 million for the six months ended June 30, 2007 as compared to $42.5 million and $30.6 million of gross and net premiums written for the six months ended June 30, 2006. The increase in premiums written is due, in part, to the fact that Syndicate 4000 was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing

Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition. The increase in premiums is also due to the inclusion of premium estimates which totaled approximately $10.5 for the six months ended June 30, 2007. Beginning in 2007, Syndicate 4000’s reported gross written premiums include estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business.

These premium increases are offset in part by the fact that we participate in only 90% of Syndicate 4000’s results in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 when we received all of Syndicate 4000’s results.

The table below shows gross and net premiums written by product line for the six months ended June 30, 2007 and 2006.

	2007		2006
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Financial institutions	$31,362	$25,601	$25,608	$17,887
Professional liability	20,921	15,973	15,303	11,264
Specie and fine art	7,724	6,403	1,626	1,432
Kidnap and ransom	1,026	1,009	8	7
Total	$61,033	$48,986	$42,545	$30,590

Premiums ceded.    In the ordinary course of business, Syndicate 4000 reinsures certain insurance risks with the purpose of limiting maximum loss exposure. Premiums ceded to reinsurers were $12.0 million during the six months ended June 30, 2007, compared to premiums ceded to reinsurers of $12.0 million for the six months ended June 30, 2006. Despite the fact that gross written premium of Syndicate 4000 increased during the six months ended June 30, 2007, as a percentage of written premium, the premiums ceded for the six months ended June 30, 2006 was greater than the ceded premiums ceded for the six months ended June 30, 2007. This is due to the Company being subject to an excess of loss reinsurance contract that was purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium, regardless of the amount of gross premium we actually wrote.

Net premiums earned during the six months ended June 30, 2007 were $42.1 million, an increase of $9.4 million, compared to $32.7 million for the six months ended June 30, 2006. The increase in net premiums earned was primarily due to growth in Syndicate 4000’s business and the earning of premiums written in prior periods. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $27.0 million for the six months ended June 30, 2007, an increase of $1.1 million, compared to $25.9 million for the six months ended June 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten. The increase in net losses and loss expenses is primarily due to the increase in our net premiums earned.

Our Lloyd’s segment net loss ratio was 64.1% for the six months ended June 30, 2007 compared to a net loss ratio of 79.3% for six months ended June 30, 2006. The net loss ratio for the six months ended June 30, 2006 and to a lesser extent for the six months ended June 30, 2007 was adversely impacted by the excess of loss reinsurance contracts that we purchased for the 2006 underwriting year which requires us to cede minimum fixed amounts of our premium regardless of the amount of gross premium we actually write. We expect that ceding minimum fixed amounts of premiums will continue to adversely impact, to a lesser extent, net loss ratios as the 2006 underwriting year continues to mature. The net loss ratio for the six months ended June 30, 2007 was also lower than for the six months ended June 30, 2006 due to net favorable loss development in certain product lines from more mature accident periods, such as fidelity.

Acquisition expenses.    Acquisition expenses were $10.8 million for the six months ended June 30, 2007, an increase of $5.0 million compared to $5.8 million for the six months ended June 30, 2006. The increase was due to the increase in earned premium and the factors that contribute to our increased acquisition expense described below.

Our acquisition expense ratio was 25.6% for the six months ended June 30, 2007, an increase of 7.9%, compared to 17.7% for the six months ended June 30, 2006. The increase is primarily attributable to three factors. First, in connection with a change in the estimates of acquisition expenses, we recognized a cumulative adjustment which resulted in an increased acquisition expense ratio. We expect that this change in estimating acquisition expenses will have a lesser impact on the acquisition expense ratio in the future although it is also expected that we will continue to have slightly higher acquisition expense ratios as compared to the same periods in 2006. Second, there was an increase in premium written in the specie and fine art and kidnap and ransom business. This business generally carries higher acquisition expenses than professional and financial institution product lines. To the extent that the business mix in Syndicate 4000 changes in future periods, we expect that there will be an attendant increase in the volatility of the acquisition expense ratio. The third reason relates to the continuing effect of the excess of loss reinsurance contract that we purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium regardless of the amount of gross premium we actually wrote. This continues to have an impact, but to a declining extent, as we continue to earn this premium throughout 2007.

General and administrative expenses.    General and administrative expenses were $6.9 million for the six months ended June 30, 2007, compared to $5.5 million for the six months ended June 30, 2006. The general and administrative ratio for the six months ended June 30, 2007 was 16.5%, compared to 17.0% for the six months ended June 30, 2006. The reduction in the general and administrative expense ratio is due to the increased net earned premium in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Many of the general and administrative expenses incurred by Syndicate 4000 are fixed costs such as the Lloyd’s central fund contributions, managing agency fees, both of which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee related expenses. Syndicate 4000’s Lloyd’s central fund contribution for the 2007 underwriting year was reduced to 1% of stamp capacity from 2% for the 2006 underwriting year. In addition, the lower stamp capacity for 2007 than for 2006 also contributes to lower central fund charges. These reduced costs are partially offset by increased managing agency fees payable in 2007.

Technical services

The following table summarizes and compares our technical services segment results for six months ended June 30, 2007 and 2006.

	2007	2006	Change
	($ in thousands)
Technical services revenues	$993	$2,195	$(1,202)
Other income	—	157	(157)
General and administrative expenses	(729)	(3,385)	2,656
Net technical services income (loss)	$264	$(1,033)	$1,297

Technical services revenues.     Technical services revenues were $1.0 million for the six months ended June 30, 2007, compared to $2.2 million for six months ended June 30, 2006. The decrease is due to remediation of one of our environmental liability assumption programs substantially occurring during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2006. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

General and administrative expenses.    Direct general and administrative expenses were $0.7 million for the six months ended June 30, 2007, compared to $3.4 million for the six months ended June 30, 2006. The decrease is due to remediation of one of our environmental liability assumption programs occurring during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated expenses to the same extent as it did in 2006. We expect that our technical services expenses will continue to decrease in future periods as the remediation nears completion.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company and as such, has no direct operations of its own. Quanta Holdings’ assets consist of investments in our subsidiaries through which we conduct substantially all of our business at Lloyd’s, our specialty insurance and reinsurance run-off and our technical services operations. As of June 30, 2007, we had operations in the U.S., Bermuda, Ireland and the United Kingdom.

As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses, the payment of principal and interest on borrowings, dividends and repurchases with respect to our preferred shares, taxes, and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest, return of capital and other statutorily permissible payments from our operating subsidiaries. We believe that the operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends, or the approval of certain regulators in the event of a return of capital, that these subsidiaries can ultimately pay to Quanta Holdings. In addition, following the withdrawal of our A.M. Best rating, the Bermuda Monetary Authority, the regulator of our most significant subsidiary, Quanta Reinsurance Ltd., amended Quanta Reinsurance Ltd.’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new transactions. Additionally, there remain significant restrictions regarding our ability to remove the funds deposited to support our underwriting capacity of Syndicate 4000 at Lloyd’s. We continue to work with applicable regulatory authorities to facilitate our ability, as the business we wrote expires over time, to pay dividends or return capital from our insurance operating subsidiaries to the holding company. The paying of dividends or return of capital to the holding company requires regulatory approval. During the three months ended June 30, 2007 the BMA authorized the distribution of approximately $120.0 million of capital to Quanta Holdings from Quanta Reinsurance Ltd. and the Financial Regulator in Ireland authorized the distribution of approximately $12.2 million of capital to Quanta Holdings from Quanta Europe Ltd. Working with these regulators takes a significant amount of time, requires many steps, may result in payments of smaller amounts of funds from one subsidiary to another or to Quanta Holdings and we will be required to meet many conditions. As the Company consists of regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as ‘‘stacked subsidiaries,’’ obtaining approval to pay additional dividends or return additional capital requires the approval of a number of regulators before the funds can be made available to Quanta Holdings.

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

As of June 30, 2007, we had cash and cash equivalents and investments of approximately $930.2 million. We estimate that our cash and cash equivalents and investment balances include approximately $158.8 million that is pledged as collateral for letters of credit, approximately

$173.3 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $216.0 million that is held by Lloyd’s to support our underwriting activities, $38.3 million held in trust funds that are related to our deposit liabilities and $28.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted net investments of $315.7 million, including net cash and cash equivalents of approximately $50.4 million. Of the $315.7 million, approximately $135.0 million is held by Quanta Holdings and QCH Acquisition Ltd. and $180.6 million represents net unrestricted investments held by our operating subsidiaries of which approximately $50.6 million is held by Quanta Reinsurance Ltd. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Reinsurance Ltd., hold approximately $116.0 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by other subsidiaries including Quanta Europe Ltd.. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements.

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

As of June 30, 2007, we had net cash and cash equivalent balances and investments of approximately $315.7 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries.

As of June 30, 2007 and August 6, 2007, we had obligations related to fully secured letters of credit of approximately $133.7 million and $124.4 million, respectively.

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

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management’s forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk. We have no immediate intent to liquidate our investments portfolios, other than in the normal course of our investment management policies. However, we may be required to sell securities to satisfy return premium, to pay claims or to meet loss obligations on contracts that are cancelled or commuted.

The market value of our total investment portfolio including cash and cash equivalents was $930.2 million, of which $666.0 million related to trading fixed maturity investments, $50.4 million related to cash and cash equivalents, $93.1 million related to restricted cash and cash equivalents, $120.6 million related to trading short-term investments. Of the above amounts, $38.3 million relates to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity and cash investments which are currently managed by the following external investment advisors: Deutsche Asset Management and JP Morgan Investment Management Inc., our external investment advisors. Custodians of our externally managed investment portfolios are Comerica Incorporated, JP Morgan Chase Bank N.A. and Citibank N.A.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. As of June 30, 2007, the average duration of our investment portfolio was approximately 2.1 years with an average credit rating of approximately ‘‘AAA’’ based on ratings assigned by S&P, compared to 2.7 years with an average credit rating of approximately ‘‘AA+’’ as at December 31, 2006. We currently believe that at June 30, 2007 our exposure to sub-prime mortgages was approximately $7.0 million, which represents less than one percent of our total cash and investments. We believe that these sub-prime mortgages are part of thirteen securities, each of which is rated ‘‘AAA’’ by Standard & Poor’s and has an average duration of less than 2 years. We believe that the unrealized losses in these eleven securities at June 30, 2007 and at August 3, 2007 were negligible. We  believe that we do not hold collateralized debt obligations in our portfolio.

Our total investments and cash and cash equivalents totaled $930.2 million as of June 30, 2007 compared to $948.2 million as of December 31, 2006. Restricted cash and investments totaled $614.5 million, compared to $733.2 million at December 31, 2006.

Our insurance and reinsurance premiums receivable balances totaled $40.8 million as of June 30, 2007 compared to $34.6 million at December 31, 2006. The increase in premiums receivable reflects new business written by our Lloyd’s segment. Included in our premiums receivable of $40.8 million are approximately $32.4 million of written premium installments that, on June 30, 2007 were not yet due under the terms of the related insurance and reinsurance contracts. Based on our review of the remaining balance of $9.0 million, which represents premium installments that were due to the Company on June 30, 2007, we have established a provision for uncollectible premiums receivable of $1.5 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $12.4 million and $71.5 million as of June 30, 2007, compared to $12.1 million and $83.9 million as of December 31, 2006. The increase in our deferred acquisition costs and in unearned premiums, net of deferred reinsurance is due to business written through our participation in Syndicate 4000 at Lloyd’s segment offset by lower premiums written in our run-off segments following our decision to cease underwriting or seeking new business. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $438.8 million as June 30, 2007, compared to $402.4 million as of December 31, 2006. The increase in our net loss and loss expense reserves reflects our net losses and loss expenses incurred during the six months ended June 30, 2007, primarily from our on-going business at Lloyd’s and other loss developments in our run-off lines. Our reserves for losses and loss adjustment expenses as of June 30, 2007 includes our estimate of gross and net unpaid loss expenses (including incurred but not reported losses) of $62.7 million and $38.4 million relating to Hurricanes Katrina, Rita and Wilma and $7.6 million and $4.0 million relating to the claim related to the oil pipeline claim that occurred in 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with clients and others. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. In the three months ended June 30, 2007, we commuted several assumed reinsurance contracts and reduced our gross loss and loss expense reserves by $13.6 million. Of our total gross losses and expense reserves of $591.5 million at June 30, 2007, approximately $454.2 million or 77% is represented by our estimate of incurred but not reported reserves. We have participated in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our reinsurance recoverables as of June 30, 2007 totaled $152.7 million, of which $1.7 million had been submitted to our reinsurers for payment, which included $0.9 million that was due on June 30, 2007, compared to reinsurance recoverables as of December 31, 2006 of $221.2 million. The decrease in our reinsurance recoverable balance primarily reflects cash received from reinsurers during the six months ended June 30, 2007 and to a lesser extent favorable developments in our estimates of gross loss and loss expenses. As of June 30, 2007, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $24.3 million relating to Hurricanes Katrina, Rita and Wilma and $3.6 million relating to the oil pipeline claim that we incurred during the year ended December 31, 2006. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which we are subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate. The average credit rating of our reinsurers as of June 30, 2007 is ‘‘A’’ (excellent) by A.M. Best.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at June 30, 2007 and the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	Amount of collateral	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Ltd.	$54.3	$—	A+
Arch Reinsurance Ltd.	16.3	11.0	A
The Toa Reinsurance Company of America	10.3	—	A
General Fidelity	9.0	—	A−
Various Lloyd’s syndicates	8.7	—	A
Aspen Insurance Ltd.	8.5	2.0	A−
Max Re Ltd.	7.5	7.5	A−
Odyssey America Reinsurance Corp.	7.0	—	A
Glacier Reinsurance AG	5.6	5.6	A−
PXRE Reinsurance Ltd.	5.5	—	B+
Transatlantic Reinsurance Company	4.8	—	A+
Allianz Marine & Aviation Versicherungs AG.	2.9	—	A−
XL Re Ltd.	2.4	—	A+
Other Reinsurers Rated A− or Better	7.5	2.2	A−
All Other Reinsurers	2.4	—	B+ or lower
Total	$152.7	$28.3

Our shareholders’ equity was $324.4 million as of June 30, 2007, compared to $328.3 million as of December 31, 2006, a decrease of $3.9 million that was primarily the result of net loss to common shareholders of $3.4 million for the six months ended June 30, 2007.

As of June 30, 2007, we have provided a 100% cumulative valuation allowance against our net deferred tax assets in the amount of $49.0 million. These deferred tax assets were generated primarily from net operating losses. As a company in which most of its business is in orderly run-off, the realization of deferred tax assets is dependent upon the generation of sufficient taxable income in the future to recover tax benefits. We have determined that, due to the cumulative loss position, it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

The following table shows our capitalization as of June 30, 2007 and December 31, 2006:

	2007	2006
	($ in thousands)
Debt outstanding:
Letter of credit facilities(1)	$—	$—
Junior subordinated debentures(2)	61,857	61,857
Redeemable preference shares:
Redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 3,130,525 issued and outstanding at June 30, 2007 and December 31, 2006)	74,998	74,998
Shareholders’ equity:
Common shares ($0.01 par value; 200,000,000 common shares authorized; 70,103,232 and 70,008,185 issued and outstanding at June 30, 2007 and December 31, 2006(3)	701	700
Additional paid-in capital	582,716	582,578
Accumulated deficit	(257,216)	(263,830)
Accumulated other comprehensive income	(1,765)	8,888
Total shareholders’ equity	324,436	328,336
Total capitalization	$461,291	$465,191
Total debt to total capital ratio(4)	30%	29%

(1)	Consisted of secured letter of credit facilities. As of June 30, 2007 and December 31, 2006, the total amount of letters of credit outstanding under these facilities was $133.7 million and $235.4 million. See ‘‘Liquidity’’ below for a discussion of our credit facility.
(2)	The debentures are redeemable at the Company’s option at par beginning March 15, 2010.
(3)	This table does not give effect to warrants, options and non-vested shares outstanding of 2,542,813, 632,382 and 169,497 at June 30, 2007 compared to 2,542,813, 786,764 and 211,188 at December 31, 2006.
(4)	The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of Total Debt and Total Shareholders’ Equity, or Total Capitalization.

Quanta Holdings and QCH Acquisition Ltd. have commenced a tender offer for any and all issued Series A Preferred Shares which will expire on August 10, 2007, unless extended. In connection with the tender offer, Quanta Holdings has scheduled a meeting of the holders of the preferred shares to amend the Certificate of Designation of the Series A Preferred Shares to be held on August 10, 2007. The Series A Preferred Shares have, among others, the following attributes: upon liquidation, dissolution or winding-up, the holders of our preferred shares will be entitled to receive from our assets legally available for distribution to shareholders a liquidation preference of $25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date fixed for distribution. Dividends on our Series A Preferred Shares will be payable on a non-cumulative basis only when, as and if declared by our board of directors, quarterly in arrears on the fifteenth day of March, June, September and December of each year, commencing on March 15, 2006. Dividends declared on our Series A Preferred Shares will be payable at a rate equal to 10.25% of the liquidation preference per annum (equivalent to $2.5625 per share).

On and after December 15, 2010, we may redeem our Series A Preferred Shares, in whole or in part, at any time, at the redemption price set forth in the Certificate of Designation relating to Series A Preferred Shares, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption. We may not redeem our Series A Preferred Shares before December 15, 2010 except that we may redeem our preferred shares before that date pursuant to certain tax redemption provisions described in the Certificate of Designation. If we experience a change of control, we may be required to make offers to redeem our Series A Preferred Shares at a price of $25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption and on the terms described in the Certificate of Designation. Our Series A Preferred Shares have no stated maturity and are not subject to any sinking fund and are not convertible into any of our other securities or property.

As of June 30, 2007, we have capital that is subject to regulation in the following jurisdictions: approximately $278.6 million in Bermuda; approximately $111.7 million in the UK (Lloyd’s and the Financial Services Authority); approximately $60.5 million in the United States (mainly in Colorado and in Indiana); and approximately $7.8 million in the European Union jurisdiction unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Regulator. The remaining balance consists of capital in our other subsidiaries. During the three months ended June 30, 2007, the BMA authorized the distribution of approximately $120.0 million to Quanta Holdings from Quanta Reinsurance Ltd. and the Financial Regulator in Ireland authorized the distribution of approximately $12.2 million to Quanta Holdings from Quanta Europe Ltd. Extraction of further capital is subject to a number of restrictions as described above.

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $42.8 million during the six months ended June 30, 2007, primarily due to the increase of restricted cash and cash equivalents, the payment of claims and general and administrative expenses, offset by cash received from losses and loss adjustment expenses recoverable. During the same period, net cash of $60.4 million was provided by our investment activities. Our cash flows from operations for the three months ended June 30, 2007 provided us with sufficient liquidity to meet operating cash requirements during that period.

As of June 30, 2007, we had cash and cash equivalents and investments of approximately $930.2 million. We estimate that our cash and cash equivalents and investment balances include approximately $158.8 million that is pledged as collateral for letters of credit, approximately $173.3 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $216.0 million that is held by Lloyd’s to support our underwriting activities, $38.3 million held in trust funds that are related to our deposit liabilities and $28.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted net investments of $315.7 million, including net cash and cash equivalents of approximately $50.4 million. Of the $315.7 million, approximately $135.0 million is held by Quanta Holdings and QCH Acquisition Ltd. and $180.6 million represents net unrestricted investments held by our operating subsidiaries of which approximately $50.6 million is held by Quanta Reinsurance Ltd.. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Reinsurance Ltd., hold approximately $116.0 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by other subsidiaries including Quanta Europe Ltd. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We are working and will, over time, continue to work with applicable regulatory authorities to facilitate dividends or capital return from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions.

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

The A.M. Best rating action discussed above caused a default under our credit facility led by JPMorgan (the ‘‘JPMorgan credit facility’’) during 2006. The lenders waived the default under the JPMorgan credit facility until October 27, 2006, and on that date we entered into a new credit facility described below. We continue to transition all of the outstanding letters of credit, which secure our claims obligations, from the JPMorgan credit facility to the credit facility described below. As of June 30, 2007, we had approximately $8.4 million of letters of credit outstanding under the JPMorgan credit facility, which are fully secured by a letter of credit issued by the ING credit facility described below. These letters of credit are principally used to secure our obligations to pay claims.

On October 27, 2006, we entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the mandated lead arranger, providing for a secured bank letter of credit facility (the ‘‘ING credit facility’’). The ING credit facility provided for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009. We elected to reduce the aggregate commitment under the ING facility to $185.0 million on May 4, 2007, and to $160.0 million on July 24, 2007, effective August 6, 2007. As of June 30, 2007 we had approximately $133.7 million letters of credit outstanding under the ING credit facility.

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

Uses of cash and liquidity

As of June 30, 2007, we had cash and cash equivalents and investments of approximately $930.2 million.

After giving effect to assets pledged or placed in trust, we estimate that we have net unrestricted investments of $315.7 million, including net cash of approximately $50.4 million. Of the $315.7 million, approximately $135.0 million is held by Quanta Holdings and QCH Acquisition Ltd. and $180.6 million represents net unrestricted investments held by our operating subsidiaries of which approximately $50.6 million is held by Quanta Reinsurance Ltd. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Reinsurance Ltd., hold approximately $116.0 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by other subsidiaries, including Quanta Europe Ltd. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements and may require the settlements of any applicable intercompany debts. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Some of our insurance and many of our reinsurance contracts contained termination rights that were triggered by the A.M. Best rating action. Some of these insurance and reinsurance contracts also required us to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. At June 30, 2007, we had cash and cash equivalent and investment balances of approximately $315.7 million that were available to post as security or place in trust.

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

Any dividend payments on our Series A Preferred Shares are payable by our holding company, Quanta Holdings. Quanta Holdings is dependent on dividends and other payments from its operating subsidiaries to satisfy these dividend payments and the obligations under our trust preferred securities. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we have incurred substantial costs, including severance payments, in connection with the implementation of any changes based on such decision. This decision also involves significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. Additionally, we have entered into agreements with James J. Ritchie, Peter D. Johnson and Jonathan J.R. Dodd, and a number of other key employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these agreements, our cash requirements would include payments in an aggregate amount of up to approximately $6.3 million. Of this amount, $1.8 million is included within our accounts payable and accrued expenses at June 30, 2007.

We expect that our cash requirements for the payment of claims will be significant in future periods as we receive and settle claims, including those relating to the claims for the hurricanes that occurred in 2005.

We incurred an insignificant amount of capital expenditures during the three months ended June 30, 2007. As we continue to manage the run-off of our specialty insurance and reinsurance business other than our Lloyd’s business, we are unable to quantify the amounts of future capital expenditures we may have to incur.

Dividends and Redemptions

Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends. Further, our ability to pay dividends is subject to regulatory and contractual constraints, including the terms of the ING credit facility that prohibits us from repurchasing Series A Preferred Shares without the consent of our lenders. During the quarter ended June 30, 2007, the Company obtained the consent of the lenders under the Credit Agreement to engage in the tender offer for any and all of its preferred shares.

We will continue to work with applicable regulatory authorities to facilitate dividends or capital return from our subsidiaries to Quanta Holdings. We anticipate that, in all cases, the paying of dividends or capital return to Quanta Holdings will require regulatory approval. Working with these regulators will take a long period of time and require the Company to meet many conditions. The ING credit facility and other agreements relating to our indebtedness contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances. If we experience a change of control, we may be required to make offers to redeem our Series A Preferred Shares at a price of $25.25 per share, plus declared but unpaid dividends and additional amounts, if any, to the date of redemption and on the terms described in the Certificate of Designation. Our Series A Preferred Shares have no stated maturity and are not subject to any sinking fund and are not convertible into any of our other securities or property.

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

Off-Balance Sheet Arrangements

Other than as described under ‘‘Liquidity’’ related to our trust preferred securities offerings through the Quanta Trust I and Quanta Trust II (together ‘‘Quanta Trust I and II’’), as of June 30, 2007, we have not entered into any off-balance sheet arrangements with special purpose entities or variable interest entities. We did not consolidate Quanta Trust I and II, the issuers of the trust preferred securities and each a variable interest entity, since we are not the primary beneficiary of Quanta Trust I or II. As of June 30, 2007, we have recorded the $61.9 million of debentures, which were issued to Quanta Trust I and II, on our consolidated balance sheet. Distributions will be payable at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 385 basis points by the Company to Quanta Trust I and equal to LIBOR plus 350 basis points by the Company to Quanta Trust II as described above under ‘‘Commitments.’’ The debentures are redeemable at the Company’s option at par beginning March 15, 2010. On November 29, 2006 and February 28, 2007, the Company exercised its right under the debentures and provided notice that it had elected to defer payments of interest until June 15, 2007. On June 15, 2007 the Company paid $4.5 million of interest which related to all the interest which had previously been deferred and the interest due for the period from March 16, 2007 to June 15, 2007. As a result of this payment the Company is no longer precluded from paying dividends or distributions, redeeming, purchasing, acquiring or making liquidation payments on its Series A Preferred Shares and its common shares. At June 30, 2007 and

December 31, 2006 the Company had accrued interest payable of $0.2 million and $1.6 million. In the future, the Company may again elect to defer interest to future periods. As a consequence of any future deferrals, the Company would be precluded from paying dividends or distributions, redeeming, purchasing, acquiring or making liquidation payments on its 10.25% Series A Preferred Shares and its common shares until after it has paid any deferred interest.

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

As described under ‘‘Liquidity’’ above, we entered into the ING credit facility providing for the issuance of letters of credit for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of June 30, 2007 and December 31, 2006, we have approximately $133.7 million and $235.4 million of secured letters of credit issued and outstanding. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedant companies that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of June 30, 2007, we had approximately $173.3 million in cash and cash equivalents and investments held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $216.0 million that is held by Lloyd’s to support our underwriting activities, $38.3 million held in trust funds that are related to our deposit liabilities and $28.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. We currently have cash and cash equivalent balances of approximately $50.4 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

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

As of June 30, 2007 we did not hold any derivative instruments.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of June 30, 2007, our investment portfolio included $17.7 million, or 2.2% of our total net invested assets, of securities that were denominated in foreign currencies and were purchased on behalf of Syndicate 4000, these securities were all rated AAA. At June 30, 2007, we did not hold any foreign currency forward contracts relating to foreign currency denominated investments.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of June 30, 2007, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, of approximately $930.2 million would have been an estimated decrease in market value of approximately $18.3 million, or 1.9%.

As of June 30, 2007, our investment portfolio included AAA rated asset and mortgage-backed securities with a market value of $220.7 million, or 28.0%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody’s Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio’s market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of June 30, 2007, the average credit quality of our investment portfolio was AAA, and 99.9% of fixed income securities held were investment grade.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of June 30, 2007, our loss and loss adjustment expenses recoverable from reinsurers balance was $152.7 million, of which $1.7 million had been submitted to our reinsurers for payment, including $0.9 million that was due on June 30, 2007. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers’ financial strength ratings and seek letters of credit to collateralize balances due. At June 30, 2007 there were $28.3 million of letters of credit collateralizing balances due to us.

We are also exposed to credit risk relating to our premiums receivable balance. As of June 30, 2007, our premiums receivable balance was $40.8 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007.

Limitations on the Effectiveness of Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our evaluation identified material weaknesses in our internal control over financial reporting as discussed in ‘‘Management’s Report on Internal Control Over Financial Reporting’’ contained in our Form 10-K for the year ended December 31, 2006, which remain unremediated at the end of the period covered by this report. These deficiencies in internal control over financial reporting may also constitute deficiencies in our disclosure controls and procedures.

Because of the material weaknesses discussed in our Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding these material weaknesses discussed in our Form 10-K, management believes the financial statements contained in this report are fairly presented in all material respects, in accordance with generally accepted accounting principles.

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

During the quarter ended June 30, 2007, we made the following changes:

•	We expanded our new database that was implemented in the fourth quarter of 2006 to calculate gross written, earned and ceded premiums and the related asset and liability balances. This expansion eliminated several complex manual spreadsheets and reconciliations.

•	We outsourced our IT infrastructure (server and network support) to a third party provider.

•	We outsourced our investment accounting, including certain reconciliations of custodian reports and analyses to a third party vendor. The accounting data is reviewed by finance staff before it is recorded in the consolidated financial statements.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 5, 2007, plaintiff Harold Zirkin filed a complaint against the Company in the U.S. District Court for the Southern District of New York. (Zirkin v. Quanta Capital Holdings, Ltd. et al., U.S. District Court, Southern District of New York, Case No. 07 CV 851.) On February 26, 2007, plaintiff Jorge Coronel filed a complaint against the Company in the same Court. (Coronel v. Quanta Capital Holdings, Ltd. et al., U.S. District Court, Southern District of New York, Case No. 07 CV 1405.) Both complaints alleged that the Company violated the federal securities laws as a result of false or misleading statements in disclosures to the investing public.

Both of these cases are now pending before U.S. District Judge Robert P. Patterson, Jr. On May 7, 2007, Judge Patterson appointed Zirkin-Cutler Investments, Inc. as lead plaintiff for a putative class of investors who purchased our preferred shares, and appointed Washington State Plumbing and Pipefitting Pension Trust as lead plaintiff for a putative class of investors who purchased our common shares. Judge Patterson directed Zirkin and Washington to filed amended pleadings that would supersede the complaints previously filed by Mr. Zirkin and Mr. Coronel.

On July 16, 2007, Zirkin filed an Amended Complaint (the ‘‘Zirkin Complaint’’). Zirkin purports to sue on behalf of itself and a class of investors who purchased preferred shares of the Company between December 14, 2005 and March 2, 2006. The Zirkin Complaint alleges that the Company made false statements concerning reserves for hurricane-related losses in a registration statement and prospectus that were circulated to investors in connection with a securities offering the Company completed in December 2005. The Complaint alleges that the Company is liable under Sections 11 and 12(a)(2) of the Securities Act of 1933.

Zirkin has named as defendants, in addition to the Company, two firms that served as underwriters for this offering (Friedman, Billings, Ramsey & Co., Inc. and BB&T Capital Markets), and six individuals who served as officers or directors of the company at the time of the offering (James Ritchie, Jonathan Dodd, Robert Lippincott III, Michael Murphy, Nigel Morris, and W. Russell Ramsey).

Washington filed a separate Amended Complaint (the ‘‘Washington Complaint’’) on July 16, 2007. Washington purports to sue on behalf of itself and a class of investors who purchased our common shares between October 4, 2005 and April 3, 2006. The Washington Complaint alleges that during that period, the Company made false and misleading statements, and omitted to state material information, in various disclosures. The disclosures and alleged omissions at issue in the case relate to reserves for hurricane-related losses, reserves related to an oil pipeline leak, and the quality of the Company’s internal controls over financial reporting. The Washington Complaint alleges claims against the Company under Sections 11 and 12(a)(2) of the Securities Act of 1933, based on statements made in connection with the above-referenced securities offering; and under Section 10(b) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder, based on statements made at various times in various contexts.

The Company, FBR, BBT, and the six individuals named as individual defendants in the Zirkin Complaint (Messrs. Ritchie, Dodd, Lippincott, Murphy, Morris, and Ramsey) are all named as defendants in the Washington Complaint as well. In addition, the Washington Complaint also names as a defendant Tobey Russ (former Chairman of the Company’s Board of Directors and former Chief Executive Officer).

The Court has not yet made any rulings addressing the merits of these cases, nor has the Court decided whether it will certify any case against the Company to proceed as a class action. The Company intends to defend these actions vigorously.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual general shareholders meeting held on June 7, 2007.

1.	The nominees for directors were elected based upon the following votes:

Nominee	For	Against
James J. Ritchie	60,270,728	1,659,476
Roland C. Baker	60,537,928	1,392,276
William H. Bolinder	60,539,653	1,390,551
Susan F. Cabrera	41,696,612	20,233,592
Robert Lippincott III	60,267,928	1,662,276
John C. McKenna	60,539,053	1,391,151
Robert B. Shapiro	60,124,428	1,805,776

2.	The amendment of our bye-laws replacing the first two sentences of bye-law 61(1), received the following votes:

46,914,218 votes for approval
6,250 votes against approval
0 abstentions
15,009,736 broker non-votes

3.	The ratification of the selection of Johnson, Lambert & Co. LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007 received the following votes:

61,882,579 votes for ratification
5,425 votes against ratification
42,200 abstentions

ITEM 6.       EXHIBITS

4.2		Amended and Restated Bye-Laws of the Company.
31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.
Date: August 9, 2007	/s/ Peter D. Johnson
Peter D. Johnson (On behalf of the registrant and as Principal Executive Officer)
Date: August 9, 2007	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd (Principal Financial Officer)

Index to Exhibits

4.2		Amended and Restated Bye-Laws of the Company.
31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.