Form 10-Q
period 2007-09-30
QUANTA CAPITAL HOLDINGS LTD
filed 2007-11-09
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007 there were 70,133,499 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments at fair value (amortized cost: September 30, 2007, $645,860; December 31, 2006, $838,096)
Trading investments	$643,316	$37,273
Available for sale investments	—	809,902
	643,316	847,175
Cash and cash equivalents	32,994	32,894
Restricted cash and cash equivalents	141,587	68,143
Accrued investment income	3,946	6,833
Premiums receivable	41,401	34,587
Funds withheld by cedants	6,548	25,204
Losses and loss adjustment expenses recoverable	149,258	221,228
Other accounts receivable	2,337	481
Net receivable for investments sold	300	134
Deferred acquisition costs, net	11,428	12,124
Deferred reinsurance premiums	19,465	35,259
Software, property and equipment, net of accumulated depreciation of $7,688 (December 31, 2006: $7,208)	535	1,112
Other intangible assets	7,175	7,350
Other assets	26,078	36,702
Total assets	$1,086,368	$1,329,226
Liabilities
Reserve for losses and loss expenses	$563,067	$623,618
Unearned premiums	87,587	119,197
Environmental liabilities assumed	1,774	3,346
Reinsurance balances payable	30,056	37,070
Accounts payable and accrued expenses	20,736	38,511
Deposit liabilities	36,586	37,014
Deferred income and other liabilities	1,796	5,279
Junior subordinated debentures	—	61,857
Total liabilities	741,602	925,892
Mandatorily redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 0 issued and outstanding at September 30, 2007 and 3,130,225 issued and outstanding at December 31, 2006)	—	74,998
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity
Common shares ($0.01 par value; 200,000,000 shares authorized; 70,107,238 and 70,008,185 issued and outstanding at September 30, 2007 and December 31, 2006)	701	700
Additional paid-in capital	582,819	582,578
Accumulated deficit	(236,829)	(263,830)
Accumulated other comprehensive (loss) income	(1,925)	8,888
Total shareholders’ equity	344,766	328,336
Total liabilities, redeemable preferred shares and shareholders’ equity	$1,086,368	$1,329,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Gross premiums written	$22,494	$(6,693)	$70,717	$141,075
Premiums ceded	(4,085)	1,276	(20,206)	(73,633)
Net premiums written	18,409	(5,417)	50,511	67,442
Change in net unearned premiums	3,967	54,619	17,366	121,733
Net premiums earned	22,376	49,202	67,877	189,175
Technical services revenues	713	752	1,706	2,947
Net investment income	11,306	12,821	33,835	35,350
Net gains (losses) on investments	3,379	906	(387)	(14,142)
Net foreign exchange (losses) gains	(184)	(257)	803	(1,951)
Gain on repurchase of junior subordinated debentures	4,421	—	4,421	—
Other income	375	1,174	4,140	2,692
Total revenues	42,386	64,598	112,395	214,071
Expenses
Net losses and loss expenses	3,156	30,153	30,612	134,178
Acquisition expenses	5,517	8,415	15,980	32,608
General and administrative expenses	14,772	20,578	46,694	84,048
Interest expense	797	1,430	3,632	4,036
Depreciation of fixed assets and amortization and impairment of intangible assets	115	715	870	1,983
Total expenses	24,357	61,291	97,788	256,853
Income (loss) from continuing operations before income taxes	18,029	3,307	14,607	(42,782)
Income tax expense (benefit)	2	—	(14)	47
Net income (loss) from continuing operations	18,027	3,307	14,621	(42,829)
Discontinued operations:
Loss from operations of discontinued operations	—	(936)	—	(12,953)
Income on disposal of discontinued operations	—	704	—	704
Net loss from discontinued operations	—	(232)	—	(12,249)
Net income (loss)	18,027	3,075	14,621	(55,078)
Gain on repurchase of Series A preferred shares	2,364	—	2,364	—
Dividends on preferred shares	—	—	—	(1,916)
Net income (loss) to common shareholders	$20,391	$3,075	$16,985	$(56,994)
Weighted average common share and common share equivalents:
Basic	70,106,237	69,981,925	70,053,443	69,970,237
Diluted	70,224,287	69,984,614	70,164,777	69,970,237
Basic income (loss) from continuing operations per common share	$0.26	$0.04	$0.21	$(0.61)
Basic net loss from discontinued operations per common share	—	(0.00)	—	(0.17)
Basic gain on repurchase of preferred shares per common share	0.03	—	0.03	—
Basic dividends on preferred shares per common share	—	—	—	(0.03)
Basic income (loss) per common share	$0.29	$0.04	$0.24	$(0.81)
Diluted income (loss) from continuing operations per common share	$0.26	$0.04	$0.21	$(0.61)
Diluted net loss from discontinued operations per common share	—	(0.00)	—	(0.17)
Diluted gain on repurchase of preferred shares per common share	0.03	—	0.03	—
Diluted dividends on preferred shares per common share	—	—	—	(0.03)
Diluted income (loss) per common share	$0.29	$0.04	$0.24	$(0.81)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$18,027	$3,075	$14,621	$(55,078)
Other comprehensive (loss) income
Net unrealized investment gains (losses) arising during the period, net of income taxes	—	9,606	—	(5,785)
Foreign currency translation adjustments	(165)	(160)	(797)	(599)
Reclassification of net realized (gains) losses on available for sale investments included in net income (loss), net of income taxes	—	(906)	—	14,142
Other comprehensive (loss) income	(165)	8,540	(797)	7,758
Comprehensive income (loss)	$17,862	$11,615	$13,824	$(47,320)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the nine months ended September 30,
	2007	2006
Share capital – common shares of par value $0.01 each
Balance at beginning of period	$700	$699
Issued during period	1	1
Balance at end of period	701	700
Additional paid-in capital
Balance at beginning of period	582,578	581,929
Non-cash stock compensation expense	241	487
Balance at end of period	582,819	582,416
Accumulated deficit
Balance at beginning of period	(263,830)	(199,010)
Cumulative effect adjustment resulting from the adoption of SFAS 159	10,016	—
Net income (loss)	14,621	(55,078)
Gain on repurchase of Series A preferred shares	2,364	—
Dividends on preferred shares	—	(1,916)
Balance at end of period	(236,829)	(256,004)
Accumulated other comprehensive income (loss)
Balance at beginning of period	8,888	546
Cumulative effect adjustment resulting from the adoption of SFAS 159	(10,016)	—
Net change in unrealized losses on investments, net of income taxes	—	8,357
Foreign currency translation adjustments	(797)	(599)
Balance at end of period	(1,925)	8,304
Total shareholders’ equity	$344,766	$335,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30,
	2007	2006
Cash flows from continuing operating activities
Net income (loss) from continuing operations	$14,621	$(42,829)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities
Depreciation of property and equipment	695	1,811
Impairment of intangible assets	175	172
Amortization of net discounts on investments	(4,916)	(5,843)
Net realized (gains) losses on investments	(1,862)	13,438
Net change in fair value of investments	2,249	—
Net change in fair value of derivative instruments	—	696
Gain on repurchase of junior subordinated debentures	(4,421)	—
Gain on foreign exchange translation	(803)	—
Loss (gain) on sale of property and equipment	105	(47)
Non-cash stock compensation expense	241	488
Changes in assets and liabilities:
Restricted cash and cash equivalents	(73,444)	(21,425)
Accrued investment income	2,887	26
Premiums receivable	(6,814)	83,481
Losses and loss adjustment expenses recoverable	90,626	(28,646)
Deferred acquisition costs, net	696	19,885
Deferred reinsurance premiums	15,794	58,015
Other accounts receivable	(2,022)	—
Other assets	7,246	(26,778)
Reserve for losses and loss adjustment expenses	(60,551)	84,677
Unearned premiums	(31,610)	(176,928)
Environmental liabilities assumed	(1,572)	(2,410)
Reinsurance balances payable	(7,014)	(12,906)
Accounts payable and accrued expenses	(17,213)	13,248
Deposit liabilities	(428)	(13,268)
Deferred income and other liabilities	(3,483)	(5,703)
Net cash used in continuing operating activities	(80,818)	(60,846)
Cash flows from discontinued operations
Net loss from discontinued operations	—	(12,249)
Adjustments to reconcile net loss from discontinued operations to net cash provided by discontinued operations
Depreciation of property and equipment	—	131
Amortization of intangible assets	—	516
Impairment of goodwill	—	12,561
Income on disposal of discontinued operations	—	(704)
Changes in assets and liabilities of discontinued operations	—	6,804
Purchase of property and equipment	—	(70)
Net cash provided by discontinued operations	—	6,989
Net cash used in operating activities	(80,818)	(53,857)

	For the nine months ended September 30,
	2007	2006
Cash flows provided by (used in) investing activities
Investment in equity investment, recorded at cost in other assets	(118)	—
Purchases of fixed maturities and short-term investments	(758,226)	(2,418,736)
Proceeds from sale of fixed maturities and short-term investments	966,620	2,335,047
Contingent consideration paid on acquisition of subsidiary	—	(5,000)
Proceeds from disposal of discontinued activities, net of costs and net of cash disposed of	—	9,317
Proceeds from sale of property and equipment	60	232
Purchases of property and equipment	(283)	(215)
Net cash provided by (used in) investing activities	208,053	(79,355)
Cash flows (used in) provided by financing activities
Proceeds from issuance of preferred shares, net of offering costs	—	3,160
Repurchase of junior subordinated debentures	(54,501)	—
Repurchase of preferred shares	(72,634)	—
Dividends on preferred shares	—	(1,916)
Net cash (used in) provided by financing activities	(127,135)	1,244
Increase (decrease) in cash and cash equivalents	100	(131,968)
Cash and cash equivalents at beginning of period	32,894	178,135
Cash and cash equivalents at end of period	$32,994	$46,167
Supplemental information
Interest paid	$4,823	$—

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

On May 28, 2007, Quanta Holdings created QCH Acquisition Ltd., a wholly-owned subsidiary as an exempted company limited by shares in Bermuda. QCH Acquisition Ltd. was formed to purchase any and all of Quanta’s 10.25% Series A Preferred Shares (‘‘Series A Preferred Shares’’) pursuant to the terms of a tender offer which was commenced on July 11, 2007. The tender offer expired on August 10, 2007 and more than 96% of the outstanding Series A Preferred Shares were repurchased. On September 25, 2007, the Company repurchased all of the remaining Series A Preferred Shares and on September 29, 2007, the Series A Preferred Shares were cancelled. The Series A Preferred Shares were repurchased for an aggregate price of $72.6 million, including costs, resulting in a gain of $2.4 million, net of repurchase costs and the write off of original deferred issuance costs. Please see Note 11 regarding further information relating to the repurchase of the Series A Preferred Shares.

On August 22, 2007, the Company purchased all of the outstanding junior subordinated debentures (the ‘‘Trust Preferred Securities’’) of (i) Quanta Capital Statutory Trust I, an affiliated Delaware trust formed on December 21, 2004 (the ‘‘Trust I’’), and (ii) Quanta Capital Statutory Trust II, an affiliated Delaware trust formed on February 22, 2005 (the ‘‘Trust II’’ and together with Trust I, the ‘‘Trusts’’), for an aggregate purchase price of $54.5 million, including costs, resulting in a gain of $4.4 million, net of repurchase costs and the write off of original deferred issuance costs. The Company originally issued and sold $60 million of the Trust Preferred Securities in private placements. Following the purchase of the Trust Preferred Securities, the Company cancelled the Trust Preferred Securities, dissolved the Trusts and terminated the Declarations, the Guarantees, the Debentures and the Indentures. Please see Note 10 regarding further information relating to the repurchase of the Trust Preferred Securities.

Interim financial information

These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the U.S. (‘‘GAAP’’) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’). In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations as at the end of and for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full year. All significant inter-company balances and transactions have been eliminated on consolidation.

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

•	reserves for losses and loss adjustment expenses;

•	reinsurance balances recoverable and payable;

•	deposit liabilities;

•	certain estimated premiums written, unearned premiums and receivables;

•	contingent commissions receivable and payable;

•	provision for non-collectible reinsurance balances recoverable and premiums receivable;

•	the valuation of investments;

•	the valuation of intangible assets;

•	annual incentive plan provisions and severance accruals;

•	environmental liabilities assumed;

•	deferred income taxes and liabilities; and

•	litigation and other contingent liabilities.

Syndicate 4000

We participate in the Lloyd’s of London insurance market through our investment in Syndicate 4000, which is managed by Pembroke Managing Agency Limited (‘‘Pembroke’’). Since March 2, 2007, when we restructured our investment in Lloyd’s of London, we have owned 15% in Pembroke’s parent, Pembroke JV. Pembroke provides technical and administrative support and oversight to Syndicate 4000 and is a joint venture among Quanta Holdings, Chaucer Holdings PLC (‘‘Chaucer’’), the specialist Lloyd’s insurer, and the Syndicate 4000 underwriting team.

The Company has committed to support 90% of the stamp capacity (approximately £65.7 million or $132.0 million) required by Syndicate 4000 for the 2007 underwriting year. The remaining 10% of Syndicate 4000’s capacity commitment was provided by Chaucer. The Company committed all of Syndicate 4000’s capacity from its inception in 2004 through the 2006 underwriting years. Syndicate 4000’s stamp capacity for 2007 is £73 million (equivalent to $147 million based on exchange rates at the commencement of the 2007 underwriting year) and was £82 million ($160 million) for 2006. Stamp capacity is a measure of the amount of gross premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s and on the funds that have been committed to a syndicate by its capital providers. Syndicate 4000’s capacity is expressed net of acquisition expenses (as is standard at Lloyd’s).

For the 2005 and 2006 underwriting years, the Company included all of Syndicate 4000’s results in its financial statements, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. For the 2007 underwriting year and balances related to that year, the Company only records its 90% pro rata share of Syndicate 4000’s assets, liabilities, revenues and expenses, plus 100% of similar assets, liabilities, revenues and expenses for prior underwriting years, after making adjustments to convert the Lloyd’s accounting to U.S. GAAP. Lloyd’s determines the underwriting results for a particular underwriting year at the end of a three year period. The syndicate closes the underwriting year by purchasing reinsurance to cover the cost of settling all current and future claims related to that underwriting year. The cost to purchase this reinsurance to close an underwriting year into the next year is referred to as ‘‘reinsurance to close.’’

Beginning in 2007, Syndicate 4000’s reported gross written premiums to the Company included estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business. During the nine months ended September 30, 2007, of the $86.4 million of gross premiums written in our Lloyd’s segment (representing our share of Syndicate 4000’s total gross written premium), $4.6 million was estimated. Generally, these premium estimates are based on the syndicate’s estimates of ultimate premium written in a reporting period using submission data combined with the underwriters’ historical experience and projection techniques. These premium estimates are regularly reviewed and updated taking into account comparisons of actual reported or received premium and estimated premiums. Similarly, also starting from the beginning of 2007, Syndicate 4000’s results from operations include associated estimates of ceded premiums, acquisition expenses, losses and loss adjustment expenses related to estimated premiums. To the extent that actual premium varies from the estimates, the difference, along with the related losses and loss adjustment expenses and acquisition expenses, is recorded in current operations.

2.	Summary of Significant Accounting Policies

A detailed discussion and analysis of the Company’s significant accounting policies is provided in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006 included in its Form 10-K.

The Company has made certain changes in the presentation of its financial statements starting in the first quarter of 2007. Certain 2006 disclosures and balances have been reclassified to conform to the 2007 presentation.

New Accounting Standards

Accounting for Investments

Effective January 1, 2007, the Company adopted FASB Statement No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). SFAS 159 permits an entity to choose to measure eligible financial instruments and certain other items at fair value that were not previously required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in the statements of operations at each reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in the statements of operations as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company elected to adopt the provisions of SFAS 159 for its entire investment portfolio. Accordingly effective January 1, 2007 investments which were previously reported as available for sale are now reported as trading securities. Upon adoption, on January 1, 2007, $10.0 million of unrecognized gains were reclassified from accumulated other comprehensive loss to accumulated deficit. The Company believes that by reporting its investment portfolio as trading securities its accounting has been simplified, as this election reduces the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature, mitigates a potential volatility in earnings and further removes an element of management judgment. SFAS 159 has not been applied to any other assets or liabilities. SFAS 159 has been prospectively applied on January 1, 2007 to all securities in the investment portfolio, and the Company intends to continue to apply it to all investments acquired in future periods as well.

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

Uncertain tax positions

As described in Note 12, the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) on January 1, 2007.

During May 2007, the FASB issued FASB Staff Position No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No. 48’’ (‘‘FSP FIN 48-1’’). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN48-1 has not affected our financial position or results of operations.

Hybrid financial instruments

In September 2006, the FASB issued FASB Statement No. 155, ‘‘Accounting for certain hybrid financial instruments’’ (‘‘SFAS 155’’). SFAS 155 amends FASB Statements No. 133,’’ Accounting for Derivative Instruments and Hedging Activities,’’ and No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS 155 was effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 on January 1, 2007 has not affected our financial position or results of operations.

3.	Disposal of ESC

On September 15, 2006, the Company sold all of the equity interests in Environmental Strategies Consulting LLC (‘‘ESC’’), a wholly owned subsidiary of Quanta Holdings. The Company presented the disposal of ESC as a discontinued operation. For the three months ended September 30, 2006, the Company has reclassified the results of operations related to ESC from its continuing operations to discontinued operations. These results are reflected in the condensed consolidated statement of operations as (loss) income from operations of discontinued operations. The presentation of the reclassified segmental footnote and the reclassified statements of operations includes the previously eliminated inter-company transactions between ESC and the Company. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations.

Following the sale of ESC, the Company has not reported any income from discontinued operations and, as a result, we are not presenting any financial results for the three and nine months ended September 30, 2007 in this report. The Company’s net loss from discontinued operations generated by ESC, previously included in the technical services segment and now reported in discontinued operations, was as follows:

	Period from July 1, 2006 to September 15, 2006	Period from January 1, 2006 to September 15, 2006
Technical services revenues	$5,769	$21,954
Other income	3	14
Direct technical services costs	(3,743)	(13,968)
General and administrative expenses	(2,790)	(7,725)
Loss on impairment	—	(12,561)
Depreciation of fixed assets and amortization of intangible assets	(173)	(647)
Income tax expense	(2)	(20)
Net loss from discontinued operations	$(936)	$(12,953)

4.    Segment information

The following tables summarize the Company’s results before income taxes for each reportable segment for the three and nine months ended September 30, 2007 and 2006 based on the reportable segments in effect during the quarter ended September 30, 2007. The three and nine months ended September 30, 2006 comparatives have been restated to conform to the presentation for the three and nine months ended September 30, 2007.

	Three months ended September 30, 2007
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(3,663)	$—	$25,413	$21,750	$—	$21,750
Reinsurance assumed	607	137	—	744	—	744
Total gross premiums written	(3,056)	137	25,413	22,494	—	22,494
Premiums ceded	1,195	(113)	(5,167)	(4,085)	—	(4,085)
Net premiums written	$(1,861)	$24	$20,246	$18,409	$—	$18,409
Net premiums earned	$566	$24	$21,786	$22,376	$—	$22,376
Technical services revenues	—	—	—	—	713	713
Other income	474	—	—	474	—	474
Net losses and loss expenses	6,674	2,408	(12,238)	(3,156)	—	(3,156)
Acquisition expenses	(509)	(43)	(4,965)	(5,517)	—	(5,517)
General and administrative expenses	(2,737)	(198)	(3,339)	(6,274)	(1,003)	(7,277)
Segment income (loss)	$4,468	$2,191	$1,244	$7,903	$(290)	$7,613
Depreciation of fixed assets and amortization and impairment of intangibles						$(115)
Interest expense						(797)
Net investment income						11,306
Net gains on investments						3,379
Corporate general and administrative expenses						(7,495)
Gain on repurchase of junior subordinated debentures						4,421
Other expenses						(99)
Net foreign exchange losses						(184)
Income from continuing operations before income taxes						$18,029

	Three months ended September 30, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(9,877)	$—	$22,063	$12,186	$—	$12,186
Reinsurance assumed	(68)	(18,811)	—	(18,879)	—	(18,879)
Total gross premiums written	(9,945)	(18,811)	22,063	(6,693)	—	(6,693)
Premiums ceded	665	10,243	(9,632)	1,276	—	1,276
Net premiums written	$(9,280)	$(8,568)	$12,431	$(5,417)	$—	$(5,417)
Net premiums earned	$25,172	$8,565	$15,465	$49,202	$—	$49,202
Technical services revenues	—	—	—	—	752	752
Other income	940	161	—	1,101	58	1,159
Net losses and loss expenses	(13,660)	(4,641)	(11,852)	(30,153)	—	(30,153)
Acquisition expenses	(3,583)	(1,708)	(3,124)	(8,415)	—	(8,415)
General and administrative expenses	(3,482)	(1,159)	(3,468)	(8,109)	(865)	(8,974)
Segment income (loss)	$5,387	$1,218	$(2,979)	$3,626	$(55)	$3,571
Depreciation of fixed assets and amortization and impairment of intangibles						$(715)
Interest expense						(1,430)
Net investment income						12,821
Net gains on investments						906
Corporate general and administrative expenses						(11,604)
Other income						15
Net foreign exchange losses						(257)
Income from continuing operations before income taxes						$3,307

	Nine months ended September 30, 2007
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(18,047)	$—	$86,446	$68,399	$—	$68,399
Reinsurance assumed	(95)	2,413	—	2,318	—	2,318
Total gross premiums written	(18,142)	2,413	86,446	70,717	—	70,717
Premiums ceded	1,303	(4,295)	(17,214)	(20,206)	—	(20,206)
Net premiums written	$(16,839)	$(1,882)	$69,232	$50,511	$—	$50,511
Net premiums earned	$4,518	$(509)	$63,868	$67,877	$—	$67,877
Technical services revenues	—	—	—	—	1,706	1,706
Other income	1,959	2,242	—	4,201	—	4,201
Net losses and loss expenses	3,423	5,174	(39,209)	(30,612)	—	(30,612)
Acquisition expenses	(972)	736	(15,744)	(15,980)	—	(15,980)
General and administrative expenses	(8,043)	(1,223)	(10,281)	(19,547)	(1,732)	(21,279)
Segment income (loss)	$885	$6,420	$(1,366)	$5,939	$(26)	$5,913
Depreciation of fixed assets and impairment of intangibles						$(870)
Interest expense						(3,632)
Net investment income						33,835
Net losses on investments						(387)
Corporate general and administrative expenses						(25,415)
Gain on repurchase of junior subordinated debentures						4,421
Other expenses						(61)
Net foreign exchange gain						803
Income from continuing operations before income taxes						$14,607

	Nine months ended September 30, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$61,386	$—	$64,608	$125,994	$—	$125,994
Reinsurance assumed	11,818	3,263	—	15,081	—	15,081
Total gross premiums written	73,204	3,263	64,608	141,075	—	141,075
Premiums ceded	(38,396)	(13,650)	(21,587)	(73,633)	—	(73,633)
Net premiums written	$34,808	$(10,387)	$43,021	$67,442	$—	$67,442
Net premiums earned	$101,688	$39,317	$48,170	$189,175	$—	$189,175
Technical services revenues	—	—	—	—	2,947	2,947
Other income	2,393	620	—	3,013	215	3,228
Net losses and loss expenses	(63,632)	(32,768)	(37,778)	(134,178)	—	(134,178)
Acquisition expenses	(14,156)	(9,552)	(8,900)	(32,608)	—	(32,608)
General and administrative expenses	(19,005)	(6,240)	(9,016)	(34,261)	(4,250)	(38,511)
Segment income (loss)	$7,288	$(8,623)	$(7,524)	$(8,859)	$(1,088)	$(9,947)
Depreciation of fixed assets and amortization and impairment of intangibles						$(1,983)
Interest expense						(4,036)
Net investment income						35,350
Net losses on investments						(14,142)
Corporate general and administrative expenses						(45,537)
Other expenses						(536)
Net foreign exchange losses						(1,951)
Loss from continuing operations before income taxes						$(42,782)

During the three and nine months ended September 30, 2007, the Company returned approximately $4.7 million and $20.2 million in gross written premium due to cancellations as compared to approximately $32.9 million and $74.6 million in gross written premium due to cancellations during the three and nine months ended September 30, 2006. These premiums returned in connection with cancellations do not include premiums returned in connection with commutations.

For the three and nine months ended September 30, 2007, total favorable loss development was approximately $11.4 million and $17.2 million. The Company recorded net favorable development of approximately $1.8 million and $4.2 million in relation to hurricanes Charley, Frances, Ivan and Jeanne (the ‘‘2004 hurricanes’’) and hurricanes Katrina, Rita and Wilma (the ‘‘2005 hurricanes’’) and net favorable development of approximately $9.6 million and $13.0 million primarily arising in its more mature accident periods where actual loss experience has been better than expected, commutation activities and loss selections in our Lloyd’s segment where actual loss experience, particularly the 2005 year of account, has been better than expected.

The Company completed several commutation transactions with certain of its cedants in the specialty reinsurance run-off segment resulting in aggregate net cash payments to those cedants in the amount of $2.7 million and $1.7 million for the three and nine months ended September 30, 2007, which represents full and final settlement and release from all current and future obligations under those reinsurance contracts. At September 30, 2007, an amount of $8.2 million is included in reinsurance balances payable representing the full and final settlement of one of the commutations. The net commutation payments reduced net premiums receivable and gross loss reserves by $3.4 million and $16.0 million for the three months ended September 30, 2007 and by $16.0 million and $31.9 million for the nine months ended September 30, 2007. The Company recognized a gain on commutations of $1.6 million during the three months ended September 30, 2007 which consisted of net favorable loss development of $1.7 million offset by returned earned premium of $0.1 million. For the nine months ended September 30, 2007, the Company recognized a gain on commutations of $5.0 million which consisted of net favorable loss development of $4.8 million and other income of $1.9 million offset by returned earned premium of $1.7 million.

5.	Income (loss) per share

The following table sets forth the computation of basic and diluted loss and income per share:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Income (loss) from continuing operations prior to effects of SFAS 159	$14,416	$3,307	$16,870	$(42,829)
Effect of adopting SFAS 159	3,611	—	(2,249)	—
Net income (loss) from continuing operations to common shareholder after effects of SFAS 159	$18,027	$3,307	$14,621	$(42,829)
Net loss from discontinued operations	—	(232)	—	(12,249)
Net income (loss)	$18,027	$3,075	$14,621	$(55,078)
Gain on repurchase of preferred shares	2,364	—	2,364	—
Dividends on preferred shares	—	—	—	(1,916)
Net income (loss) to common shareholder	$20,391	$3,075	$16,985	$(56,994)
Weighted average common shares outstanding – basic	70,106,237	69,981,925	70,053,443	69,951,536
Weighted average common shares outstanding – diluted	70,224,287	69,984,614	70,164,777	69,951,536
Basic income (loss) per common share:
Basic income (loss) from continuing operations prior to effects of SFAS 159 per common share	$0.21	$0.04	$0.24	$(0.61)
Basic income (loss) from effects of SFAS 159 per common share	0.05	—	(0.03)	—
Basic net loss from discontinued operations per common share	—	(0.00)	—	(0.17)
Basic gain on repurchase of preferred shares per common share	0.03	—	0.03	—
Basic dividends on preferred shares per common share	—	—	—	(0.03)
Basic income (loss) per common share	$0.29	$0.04	$0.24	$(0.81)
Diluted income (loss) per common share:
Diluted income (loss) from continuing operations prior to effects of SFAS 159 per common share	$0.21	$0.04	$0.24	$(0.61)
Diluted income (loss) from effects of SFAS 159 per common share	0.05	—	(0.03)	—
Diluted net loss from discontinued operations per common share	—	(0.00)	—	(0.17)
Diluted gain on repurchase of preferred shares per common share	0.03	—	0.03	—
Diluted dividends on preferred shares per common share	—	—	—	(0.03)
Diluted income (loss) per common share	$0.29	$0.04	$0.24	$(0.81)

For the nine months ended September 30, 2006, due to a net loss for the period presented, the assumed net exercise of options, warrants and restricted shares under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the nine months ended September 30, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 1,468,224 options, 2,542,813 warrants and 182,127 restricted shares.

6.    Investments

The fair value of fixed maturity and short-term investments as of September 30, 2007 and December 31, 2006 as determined by the quoted market price of these securities provided by independent pricing services, defined as level 1 per SFAS 157, are as follows:

	September 30, 2007	December 31, 2006
Trading:
Fixed maturities:
U.S. government and government agencies	$246,145	$4,380
Foreign governments	20,737	—
Tax-exempt municipal	1,033	—
Corporate	69,805	18,736
Asset-backed securities	55,416	4,555
Mortgage-backed securities	166,605	9,169
Total fixed maturities	559,741	36,840
Short-term investments	83,575	433
Total trading investments	643,316	37,273
Available for sale securities:
Fixed maturities:
U.S. government and government agencies	—	366,861
Foreign governments	—	26,789
Tax-exempt municipal	—	1,039
Corporate	—	90,045
Asset-backed securities	—	37,895
Mortgage-backed securities	—	197,368
Total fixed maturities	—	719,997
Short-term investments	—	89,905
Total available for sale investments	—	809,902
Total investments	$643,316	$847,175

Contractual maturities of the Company’s trading securities as of September 30, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2007 Fair value
Fixed maturities:
Due in one year or less	$234,838
Due after one year through five years	136,537
Due after five years through 10 years	39,835
Due after 10 years	10,085
Total fixed maturities	421,295
Mortgage-backed and asset-backed securities	222,021
Total investments	$643,316

Unaudited credit ratings of the Company’s fixed maturities and short-term investments as of September 30, 2007 and December 31, 2006 are shown below.

	September 30, 2007		December 31, 2006
Ratings*	Fair value	Percentage	Fair value	Percentage
AAA	$558,724	86.8%	$730,271	86.2%
AA	17,910	2.8%	29,379	3.5%
A	59,705	9.3%	76,543	9.0%
BBB	6,977	1.1%	7,951	0.9%
Below BBB	—	—	3,031	0.4%
Total	$643,316	100.0%	$847,175	100.0%

*	ratings as assigned by Standard & Poor’s Corporation

The effects of the adoption of SFAS 159 on the Company’s investments at January 1, 2007 are as follows:

	Available for sale securities	Trading	Total
Balance before adoption of SFAS 159	$809,902	$37,273	$847,175
Cumulative effect adjustment of adoption of SFAS 159	(809,902)	809,902	—
Balance after adoption of SFAS 159	$—	$847,175	$847,175

There was no effect on the Company’s net deferred tax assets and liabilities of $49.1 million at January 1, 2007 after the adoption of SFAS 159.

The components of net investment income for the three and nine months ended September 30, 2007 and 2006 were derived from the following sources:

	Three months ended
	September 30, 2007	September 30, 2006
Fixed maturities	$6,195	$9,351
Cash, cash equivalents and short-term investments	4,174	822
Gross investment income	10,369	10,173
Net amortization of discount/premium	1,226	2,999
Investment expenses	(289)	(351)
Net investment income	$11,306	$12,821

	Nine months ended
	September 30, 2007	September 30, 2006
Fixed maturities	$21,243	$26,745
Cash, cash equivalents and short-term investments	8,493	3,879
Gross investment income	29,736	30,624
Net amortization of discount/premium	4,916	5,843
Investment expenses	(817)	(1,117)
Net investment income	$33,835	$35,350

Net investment gains within the consolidated statement of operations for the three months ended September 30, 2007 and 2006 consisted of the following:

	Three months ended
	September 30, 2007	September 30, 2006
Net realized (losses) gains on investments	$(232)	$906
Net change in fair market value of trading investments	3,611	—
Net gains on investments	$3,379	$906

The net gains on investments for the three months ended September 30, 2007 include net realized pre tax investment losses of $0.2 million and net change in fair market value pre tax investment gains of $3.6 million. The net realized (losses) gains on investments included gross realized pre-tax investment gains and losses of approximately $0.5 million and $0.7 million. Realized gains and losses resulted from the sale of fixed maturity investments.

Net gains on investment for the three months ended September 30, 2006 included gross realized pre-tax investment gains and losses of approximately $2.4 million and $1.5 million. The net realized gains (losses) on investments of $0.9 million were realized from the sale of fixed maturity investments, except for $0.1 million of realized losses relating to other than temporary impairment charges for the three months ended September 30, 2006.

Net investment losses within the statement of operations for the nine months ended September 30, 2007 and 2006 consisted of the following:

	Nine months ended
	September 30, 2007	September 30, 2006
Net realized gains (losses) on investments	$1,862	$(14,142)
Net change in fair market value of trading investments	(2,249)	—
Net losses on investments	$(387)	$(14,142)

The net losses on investments for the nine months ended September 30, 2007 include net realized pre-tax investment gains of $1.9 million and net change in fair market value pre tax investment loss of $2.2 million. The net realized gains (losses) on investments included gross realized pre-tax investment gains and losses of approximately $3.1 million and $1.2 million. Realized gains and losses resulted from the sale of fixed maturity investments.

Net losses on investment for the nine months ended September 30, 2006 included gross realized pre-tax investment gains and losses of approximately $3.4 million and $17.5 million. All gains and losses were realized from the sale of fixed maturity investments, except for $11.1 million of realized losses relating to other than temporary impairment charges for the nine months ended September 30, 2006.

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

As of December 31, 2006, the Company recorded a provision for potential credit losses relating to losses and loss adjustment expenses recoverable of $2.0 million which was reduced by $0.1 million and $0.4 million during the three and nine months ended September 30, 2007 resulting in a provision of $1.6 million as of September 30, 2007. The Company did not record any actual credit losses for the three and nine months ended September 30, 2007.

The following table lists the Company’s largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable and the amount of collateral held by the Company at September 30, 2007, together with the reinsurers’ financial strength rating from A.M. Best:

Reinsurer	Losses and Loss Adjustment Expenses Recoverable	Amount of collateral	A.M. Best Rating
	($ in millions)
Everest Reinsurance Ltd.	$53.4	—	A+
Arch Reinsurance Ltd.	15.4	11.0	A
The Toa Reinsurance Company of America	10.3	—	A
Aspen Insurance Ltd.	8.6	2.0	A−
General Fidelity Insurance Company	8.5	—	A−
Various Lloyd’s syndicates	7.8	—	A
Max Re Ltd.	7.4	7.4	A−
Odyssey America Reinsurance Corp.	6.8	—	A
Glacier Reinsurance AG	5.8	5.8	A−
Transatlantic Reinsurance Company	4.9	—	A+
PXRE Reinsurance Ltd.	4.2	—	B+
Allianz Marine & Aviation Versicherungs AG	2.9	—	A
XL Re Ltd.	2.2	—	A+
Other Reinsurers Rated A− or Better	8.2	2.6	A−
All Other Reinsurers	2.9	—	B+ or lower
Total	$149.3	$28.8

No reinsurers other than those included above accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of September 30, 2007.

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the three and nine months ended September 30, 2007 and 2006 is shown below.

Three months ended September 30, 2007	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$21,750	$28,210	$4,773
Reinsurance assumed	744	1,614	(2,805)
Gross	22,494	29,824	1,968
Ceded reinsurance	(4,085)	(7,448)	1,188
Net	$18,409	$22,376	$3,156

Three months ended September 30, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$12,186	$63,256	$36,051
Reinsurance assumed	(18,879)	16,557	3,656
Gross	(6,693)	79,813	39,707
Ceded reinsurance	1,276	(30,611)	(9,554)
Net	$(5,417)	$49,202	$30,153

Nine months ended September 30, 2007	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$68,399	$97,165	$19,130
Reinsurance assumed	2,318	7,342	(2,591)
Gross	70,717	104,507	16,539
Ceded reinsurance	(20,206)	(36,630)	14,073
Net	$50,511	$67,877	$30,612

Nine months ended September 30, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$125,994	$227,113	$136,475
Reinsurance assumed	15,081	94,696	55,331
Gross	141,075	321,809	191,806
Ceded reinsurance	(73,633)	(132,634)	(57,628)
Net	$67,442	$189,175	$134,178

8.    Commitments and contingencies

a)    Concentrations of credit risk

At September 30, 2007, the Company recorded a provision for potentially uncollectible premiums receivable of $1.2 million as compared to a provision at December 31, 2006 of $0.8 million.

At September 30, 2007, approximately 36% of the Company’s losses and loss adjustment expenses recoverable were recoverable from a single reinsurer rated ‘A+’ by A.M. Best.

As of September 30, 2007, the Company did not hold any derivative instruments.

b)    Concentrations of premium production

During the three and nine months ended September 30, 2007, Syndicate 4000 accounted for approximately $25.4 and $86.4 million of the Company’s gross written premium as compared to gross premiums written of $(2.9) and $(15.7) million for the Company’s run-off segments.

Syndicate 4000 generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the nine months ended September 30, 2007, two brokers accounted for approximately 20% and 16% of the gross premiums written. No other brokers accounted for more than 10% of the Lloyd’s segment’s gross written premium for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, two brokers accounted for approximately 24% and 17% of the Lloyd’s segment’s gross premiums written. No other brokers accounted for more than 10% of the underwriting segment’s gross written premium for the nine months ended September 30, 2006.

c)    Restricted assets

The Company has issued letters of credit (‘‘LOC’’) under its Credit Agreement with ING Bank N.V., as agent (the ‘‘Credit Agreement’’), for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space. Between January 2007 and June 30, 2007, the Company reduced the aggregate commitment under the Credit Agreement from $240.0 million to $185.0 million. During the quarter ended September 30, 2007, the Company reduced the aggregate commitment under the Credit Agreement from $185.0 million to $160.0 million. As of September 30, 2007, the Company had $110.8 million of fully secured letters of credit issued and outstanding under its Credit Agreement. Please see Note 13 regarding a further reduction of the Credit Agreement subsequent to September 30, 2007.

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

The fair values of these restricted assets by category at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007		December 31, 2006
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$202	$26,750	$979	$28,888
Funds deposited with Lloyd’s	132,508	101,617	52,838	136,788
LOC pledged assets	209	133,974	2,520	271,129
Trust funds	8,668	153,762	9,331	191,463
Amounts held in trust funds related to deposit liabilities	—	38,753	2,475	36,840
Total	$141,587	$454,856	$68,143	$665,108

d)    Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases, are as follows:

For the 12 months ending September 30,
2008	$1,305
2009	1,138
2010	1,132
2011	652
2012	552
2013 and thereafter	139
Total	$4,918

Total rent expense under operating leases for the three and nine months ended September 30, 2007 was approximately $0.4 million and $1.1 million. Total rent expense under operating leases for the three and nine months ended September 30, 2006 was approximately $1.5 million and $4.7 million.

Effective January 2007, the Company entered into a new lease for offices of the Company’s U.S. subsidiaries in downtown New York. Also effective January 2007, the Company entered into a lease assignment transaction which relieved the Company of all obligations under a lease of office space used by the Company’s U.S. subsidiaries through mid-February 2007. Effective September 15, 2007, the Company entered into a new lease for offices of the Company’s Bermuda operations. The future minimum lease payments above have been adjusted to reflect these leasing transactions.

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

Both of these cases are now pending before U.S. District Judge Robert P. Patterson, Jr. On May 7, 2007, Judge Patterson appointed Zirkin-Cutler Investments, Inc. (‘‘Zirkin’’) as lead plaintiff for a putative class of investors who purchased our preferred shares, and appointed Washington State Plumbing and Pipefitting Pension Trust (‘‘Washington’’) as lead plaintiff for a putative class of investors who purchased our common shares. Judge Patterson directed Zirkin and Washington to file amended pleadings that would supersede the complaints previously filed by Mr. Zirkin and Mr. Coronel.

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

The court has not yet made any rulings addressing the merits of these cases, nor has the court decided whether it will certify any case against the Company to proceed as a class action. The Company filed responsive pleadings in September 2007 and intends to continue to defend these actions vigorously.

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

f)    Non-traditional statutory surplus relief contract

During the year ended December 31, 2004, the Company wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria promulgated by FASB Statement No. 113, ‘‘Accounting and Reporting for Reinsurance of

Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’) and was, therefore, accounted for as a deposit under SFAS 113. Under this contract, the Company provided reinsurance on certain underlying life insurance contracts written by its client, a U.S. life insurance company. The client, which is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital, was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with the Company. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. The Company receives fees for this transaction. Other than receipt of the Company’s fees, there were no net cash flows at inception of this contract. Additionally, the Company did not expect to have net cash flows following contract inception other than fees through the life of the contract. The Company monitors this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by the client to the Company. During the Company’s second quarter monitoring process, it became apparent that this transaction was not performing as anticipated. The Company continues to obtain facts to evaluate and to analyze the performance of the life insurance policies that underlie this transaction. The Company does not currently believe it has sufficient information to conclude that it is probable that the Company has incurred a liability to the client under the contract, nor can it calculate a reasonable estimate of potential payments, if any. The Company has neither been able to verify the validity of data received from the client nor been able to establish whether the client has properly ceded valid risks to the Company in accordance with the terms of the reinsurance contract. While the outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and the Company’s understanding of the original contract, the Company believes that the outcome could materially and adversely impact its financial position and results of operations in the future. The Company intends to pursue any legal remedies against the client that the Company believes are available and warranted under the circumstances.

g)    2007 Long Term Incentive Plan

During the first quarter of 2007, the Company adopted the 2007 Long Term Incentive Plan (the ‘‘2007 LTIP’’). The 2007 LTIP is intended to motivate and reward Quanta Holdings’ Chief Executive Officer, its Chief Financial Officer and certain key employees of the Company and its subsidiaries for the successful management of the run-off of the Company’s business and insurance operations other than the Lloyd’s business. The 2007 LTIP is also intended to help it retain certain key employees by providing benefits that do not vest for up to three years except in the event of a change of control or termination of a participant’s employment by the Company without cause, or due to death, permanent disability or normal retirement. Under the 2007 LTIP, if any participant voluntarily terminates his or her employment (other than by retirement) or that person is terminated for cause prior to December 31, 2009, the entire award will be forfeited by that participant. If any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based on the share price received by the shareholders of the Company in the change of control transaction, less any dividends previously paid to the shareholders.

For each of the three and nine months ended September 30, 2007, the cost recognized in relation to the 2007 LTIP amounted to approximately $0.6 million.

9.    Stock based compensation

As of September 30, 2007, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, warrants, stock options and performance share units granted under our 2003 Long Term Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost recognized for the three and nine months ended September 30, 2007 amounted to approximately $0.1 million and $0.2 million. Compensation cost for the three and nine months ended September 30, 2006 amounted to approximately $(0.1) million and $0.4 million.

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

	Nine months ended September 30,
	2007	2006
Option valuation assumptions:
Expected volatility	46.1%	39.9%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.87%	4.50%
Expected term (in years)	4	5

The following is a summary of the Company’s stock options and related activity during the three months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	632,382	$6.22	2,086,877	$9.70
Granted	—	—	175,000	2.74
Forfeited	(33,274)	(6.09)	(793,653)	9.79
Outstanding – end of period	599,108	$6.23	1,468,224	$8.81

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Number	Weighted-average exercise price	Number	Weighted-average exercise price
Outstanding – beginning of period	786,764	$7.51	3,402,194	$9.55
Granted	121,000	2.18	195,000	2.94
Forfeited	(308,656)	(7.90)	(2,128,970)	9.48
Outstanding – end of period	599,108	$5.90	1,468,224	$8.81

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.92. No options were granted during the three months ended September 30, 2007. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $1.17.

The following is a summary of the Company’s outstanding options and exercisable options as of September 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average exercise price	Average remaining contractual life	Number of options	Average exercise price
$1.88	100,000	$1.88	5.96 years	25,000	$1.88
$2.08 – 2.09	50,000	$2.09	9.43 years	—	—
$2.24 – 2.30	75,000	$2.26	7.39 years	6,250	$2.30
$4.59 – $4.69	66,666	$4.67	7.60 years	16,667	$4.67
$7.85	5,901	$7.85	4.58 years	2,951	$7.85
$8.92	159,541	$8.92	4.91 years	79,771	$8.92
$10.00 – $10.20	107,000	$10.00	6.02 years	96,500	$10.00
$11.60 – $12.50	35,000	$11.99	6.45 years	26,250	$11.99
	599,108			253,389

The intrinsic value of unvested stock options as of September 30, 2007 is $0.1 million.

In addition, at December 31, 2006 the Company had a total of 157,719 restricted shares outstanding that had not vested. During the nine months ended September 30, 2007 a further 68,085 restricted shares were granted, 76,287 vested and 27,793 were forfeited during this period. The remaining 121,724 shares are outstanding and not vested at September 30, 2007.

The Company has 2,542,813 warrants with an exercise price of $10.00 outstanding as at September 30, 2006 and 2007.

10.    Junior subordinated debentures

On December 21, 2004, the Company participated in a private placement of $40.0 million of floating rate capital securities (the ‘‘2004 Trust Preferred Securities’’) issued by Quanta Capital Statutory Trust I, an affiliated Delaware trust formed on December 21, 2004 (‘‘Trust I’’) and on February 24, 2005, the Company participated in a private placement of $20.0 million of floating rate capital securities (the ‘‘2005 Trust Preferred Securities’’ and, together with the 2004 Trust Preferred Securities, the ‘‘Trust Preferred Securities’’)) issued by Quanta Capital Statutory Trust II, an affiliated Delaware trust formed on February 22, 2005 (‘‘Trust II’’ and, together with Trust I, the ‘‘Trusts’’). The Trusts used the proceeds of the Trust Preferred Securities to purchase debentures issued by the Company (the ‘‘Debentures’’).

The Debentures were issued pursuant to Indentures (the ‘‘Indentures’’), dated December 21, 2004 in respect of Trust I and dated February 24, 2005 in respect of Trust II, by and between the Company and HSBC Bank USA, National Association, as trustee.

Pursuant to Guarantee Agreements (the ‘‘Guarantee Agreements’’), dated December 21, 2004 in respect of Trust I and dated February 24, 2005 in respect of Trust II, by and between the Company and HSBC Bank USA, National Association, as trustee, the Company agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case to the extent of funds held by the Trusts. The obligations of the Company under the Guarantee Agreements and the Trust Preferred Securities were subordinate to all of the Company’s debt.

The issuance costs incurred related to the Trusts were capitalized and are included in other assets in the consolidated balance sheet. Issuance costs were amortized over the term of the Debentures as a component of interest expense.

The Trusts were determined to be Variable Interest Entities (‘‘VIE’’) under FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (‘‘FIN 46(R)’’). The Company was not

determined to be the primary beneficiary of the Trusts and in accordance with FIN 46(R) did not consolidate the Trusts in the consolidated financial statements. The earnings of the Trusts are included in the consolidated statement of operations and comprehensive (loss) income.

On August 22, 2007, the Company repurchased all of the Trust Preferred Securities from the Trusts for an aggregate purchase price of $54.5 million resulting in a gain on repurchase of $4.4 million, net of repurchase costs of $0.5 million and the write off of original deferred issuance costs of $1.7 million.

The effect of the repurchase on the income per common share amounted to $0.06 per common share for the three and nine months ended September 30, 2007.

There was no tax effect for the Company in relation to the repurchase of the Trust Preferred Securities of the Company for the three and nine months ended September 30, 2007.

Following the repurchase of the Trust Preferred Securities, the Company has cancelled the Trust Preferred Securities, dissolved the Trusts and terminated the Declarations, the Guarantees, the Debentures and the Indentures.

11.    Mandatorily redeemable preferred shares

The authorized preference share capital of the Company consists of 25,000,000 preferred shares of a par value of $0.01 each.

On December 20, 2005, the Company issued and sold 3,000,000 10.25% Series A Preferred Shares at $25 per share, par value $0.01 per share in an underwritten public offering and on January 11, 2006, the Company issued and sold, net of expenses, an additional 130,525 10.25% Series A Preferred Shares at $25 per share following the exercise of the over-allotment option that was granted to the underwriters on December 14, 2005.

During the third quarter of 2007 the Company repurchased all of its Series A Preferred Shares at a price of $22.50 per share. The aggregate consideration payable for the preferred shares purchased amounted to $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs of $2.2 million and the write off of original deferred issuance costs of $3.3 million, representing the excess of the carrying amount of the preferred shares over the fair value of the consideration transferred to the holders of the preferred shares.

There was no tax effect in relation to the repurchase of the Series A Preferred Shares of the Company for the three and nine months ended September 30, 2007.

12.    Income taxes

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

As of September 30, 2007, the Company provided a 100% cumulative valuation allowance against its net deferred tax assets in the amount of $48.2 million. These deferred tax assets were generated primarily from net operating losses. As a company in which most of its business is in orderly run-off, the realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits. The Company has determined that due to the cumulative loss position, it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

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

At the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At September 30, 2007, there are no income tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease or increase within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended September 30, 2007, the Company did not have interest and penalties related to uncertain tax positions.

Tax years 2003 through 2006 are subject to examination by the federal and state authorities.

13.    Subsequent events

Effective on October 15, 2007, the Company reduced the aggregate commitment under the Credit Agreement from $160.0 million to $125.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended September 30, 2007 and the risk factors in our Form 10-K for the year ended December 31, 2006 and the audited consolidated financial statements and related notes for the year ended December 31, 2006, as well as ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2006, filed by the Company with the SEC on March 15, 2007 (‘‘Form 10-K’’).

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Any written or oral statements made by or on our behalf may include forward-looking statements. Statements using words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘assumes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘seeks’’ and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, included in this report are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	We have placed all of our lines of businesses in run-off, with the exception of the insurance business conducted by Syndicate 4000 at Lloyd’s. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations or other arrangements to mitigate our liabilities, obtain premium that has been due for an extended period of time but has not been paid to us, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses, prevent investment losses and maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries;

•	The execution of our run-off plan is expected to create substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs, including expenses related to increased arbitration activities as we seek to enforce our rights. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. There can be no assurance that any of these initiatives or their results will not negatively impact our results of operations;

•	Our existing policy obligations in certain lines of business that we have underwritten, including marine, technical risk and aviation reinsurance and environmental insurance, continue to have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability, in certain cases for up to ten years, and our results may continue to be volatile as a result;

•	We believe that softening in pricing and in terms and conditions in the Lloyd’s market, which may have a negative impact on the financial results of Syndicate 4000 and on our financial results.

•	Our ability to pay dividends from our subsidiaries to Quanta Holdings is restricted by regulations in Bermuda, several states in the United States, the European Union and the UK. In addition, the Bermuda Monetary Authority (the ‘‘BMA’’) has, pursuant to its regulatory discretion, amended the license of Quanta Reinsurance Ltd., our principal subsidiary in Bermuda, to require that it, among other things, seek the approval from the BMA prior to paying any dividend to Quanta Holdings and prohibiting it from engaging in any new transactions. We are working with the applicable regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations;

•	Our current estimates of our exposure to ultimate claim costs associated with the 2005 Hurricanes are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to execute our run-off plan, operate our Lloyd’s business and evaluate and complete any strategic transactions is dependent on our ability to retain our, or attract any needed new, executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run-off plan, our Lloyd’s operations and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted all of our reinsurance and retrocessional protection. If our Hurricane Katrina and Rita losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for those windstorms. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our reinsurance and retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims because we are a run-off company or for other reasons even when we believe those payments are contractually due to us. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	The failure to remedy any weakness found in our evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002, including the material weaknesses identified in our report on Form 10-K for the year ended December 31, 2006, may result in our financial statements being materially inaccurate and may cause the price of our common shares to be adversely affected;

•	Changes in the future availability, cost or quality of reinsurance;

•	Risks relating to pending and potential litigation and arbitration;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on the managing general agent for Syndicate 4000, other program managers, third-party administrators, consultants and other supporting vendors for transactional accounting services relating to Syndicate 4000 claim payments, data, premium collection and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

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

We continue to execute our run-off plan. During the three months ended September 30, 2007, we have achieved the following in our specialty insurance and specialty reinsurance run-off segments and on the corporate level:

•	We returned approximately $4.8 million in premiums to our clients in connection with cancellations, commutations and terminations of insurance policies.

•	We recognized gains on commutations of approximately $1.6 million which consisted of net favorable loss development of approximately $1.7 million offset by returned earned premium of approximately $0.1 million. These commutations resulted in a reduction in net loss and loss expenses reserves of approximately $16.0 million, a reduction in premium receivables of approximately $3.4 million and will result in a payment by us of approximately $8.2 million.

•	We recorded total net favorable loss development of $11.4 million, including $1.7 million on commutations, as a result of actual claims experience developing better than expected.

•	During the third quarter of 2007, the Company repurchased all of its Series A preferred shares at a price of $22.50 per share. The aggregate purchase price for the Series A preferred shares was $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs and write off of original deferred issuance costs.

•	On August 22, 2007, the Company purchased all of its Trust Preferred Securities for an aggregate purchase price of $54.5 million. The Company originally issued and sold an aggregate $60 million of the Trust Preferred Securities in private placements. The Company recognized a gain on repurchase of $4.4 million, net of repurchase costs and write off of original deferred issuance costs.

•	We reduced our total general and administrative costs to $14.8 million (including $3.3 million in our Lloyd’s segment) and $46.7 million (including $10.2 million in our Lloyd’s segment) for the three and nine months ended September 30, 2007 as compared to $20.6 million (including $3.5 million in our Lloyd’s segment) and $84.0 million (including $9.0 million in our Lloyd’s segment) for the three and nine months ended September 30, 2006.

•	We generated net investment income of $11.3 million during the three months ended September 30, 2007.

•	We have further reduced the total amount of letters of credit outstanding under our credit facility from $235.4 million at December 31, 2006 to $110.8 million at September 30, 2007. On November 7, 2007, total letters of credit outstanding were $100.5 million.

During the three months ended September 30, 2007, our Lloyd’s business achieved the following:

•	Syndicate 4000 contributed $25.4 million and $20.2 million in gross and net written premium to our results as compared to $22.1 million and $12.4 million in gross and net written premiums for the three months ended September 30, 2006.

•	Syndicate 4000 contributed net earned premium of $21.8 million as compared to $15.5 million in net earned premium for the three months ended September 30, 2006.

•	Syndicate 4000’s net loss ratio was 56.1% and 61.4% for the three and nine months ended September 30, 2007 as compared to 76.6% and 78.4% for the three and nine months ended September 30, 2006.

Summary of Our Financial and Capital Positions

As at September 30, 2007, our cash and invested assets, which were invested in instruments with an average rating of ‘‘AAA’’, totaled $817.9 million. Of these assets, a total of $362.3 million were restricted, or pledged, under letters of credit or trusts established for the benefit of our clients, approximately $234.1 million was pledged or deposited with Lloyd’s in support of our participation in Syndicate 4000 and approximately $221.5 million was unrestricted. We continue to seek ways to reduce these restrictions and encumbrances including through commutations, cancellations and transfers and negotiations with our clients, through claim payments and obtaining recoveries from our reinsurers and by reducing the collateral requirements we have under our credit facility.

When we enter into commutations, cancellations or similar transactions, we routinely settle claims and release associated reserves. This results in a reduction of our invested assets and in income from invested assets. We expect that as we complete more commutations and cancellations in the future, the decrease in invested assets and in income from invested assets may be significant and income from invested assets may continue to be insufficient to meet our expenses.

Our total gross loss reserves were $563.1 million at September 30, 2007 as compared to $623.6 million at December 31, 2006. This decrease is primarily due to the effects of favorable claims development, claim payments, commutations, cancellations and expirations during the period. The decrease is offset by our estimates of losses incurred on premiums earned during the first nine months of 2007 in our Lloyd’s business, as described below.

A significant portion of our reserves represent obligations with long term durations but we also have obligations with short term duration. We believe that our longer term obligations include reinsurance casualty, professional, environmental, our Lloyd’s business and the warranty and the contractors’ general liability portions of our residential builders’ and contractors’ program that provides general liability, builders’ risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. We refer to this program as the HBW program. Total gross loss and loss expense reserves associated with these long term lines were approximately $453.7 million at September 30, 2007. We believe that our shorter term obligations include reinsurance property, reinsurance marine, fidelity, technical risk property, surety and portions of our program business, including the property component of the HBW program. Total gross loss and loss expense reserves associated with these short term lines were approximately $109.4 million at September 30, 2007. The actual period over which we will pay losses for both of our long and short term business could significantly vary from our expectations given the immaturity of our business and our limited claims paying history and run-off status. We estimate that approximately 78% of our total gross loss and loss expense reserves are recorded as incurred but not reported reserves, or IBNR, and there can be no certainty as to when these IBNR amounts may become reported, and ultimately, paid losses. Furthermore, our loss and loss expense reserves may change significantly in future periods as we seek to commute, cancel or otherwise transfer our insurance and reinsurance contracts.

During the three and nine months ended September 30, 2007, our total favorable loss development was approximately $11.4 million and $17.2 million. These developments mainly include:

•	During the three months and nine months ended September 30, 2007, we recorded net favorable loss and loss expense development of $7.9 million and $8.4 million in several of our product lines related to more mature accident periods.

•	During the three months and nine months ended September 30, 2007, we recorded net favorable loss and loss expense development of $1.8 million and $4.2 million related to the Charley, Frances, Ivan and Jeanne hurricanes, which we refer to as the 2004 hurricanes and the Katrina, Rita and Wilma hurricanes, which we refer to as the 2005 hurricanes.

•	During the three and nine months ended September 30, 2007, we recorded $1.7 million and $4.6 million in favorable prior year loss development arising on the commutation of certain reinsurance contracts.

With respect to our remaining policies with current and future exposure periods, our gross unearned premium reserves were approximately $87.6 million at September 30, 2007 including $45.7 million related to our Lloyd’s business, $22.4 million related to our HBW program and $17.9 million related to environmental risks. Some of these policies have exposure periods that extend beyond one year. We believe that approximately 67.6% of our gross unearned premium reserves will be earned within one year and the balance will be earned after one year over the remaining term of the underlying exposure periods to the extent these premiums are not returned following future commutations or cancellations. Lloyd’s unearned premium reserves are typically earned within one year. During the first quarter of 2007, we purchased 100% quota share reinsurance for future losses from natural peril or catastrophe or accidental events that may occur in our remaining technical risk property insurance business. This reinsurance purchase did not result in ceded premium in the three months ended September 30, 2007 and resulted in approximately $4.8 million in ceded premium in the nine months ended September 30, 2007. We believe that this purchase significantly reduces our future net loss exposure from these events. We continue to seek to reduce these exposures through policy commutation, cancellation and loss portfolio transfers and, where appropriate, through the purchase of reinsurance protection.

As of September 30, 2007, our total capital was approximately $344.8 million. Our capital is subject to regulation in the following jurisdictions: approximately $157.9 million in Bermuda; approximately $114.7 million in the UK (Lloyd’s and the Financial Services Authority); approximately $61.5 million in the United States (mainly in Colorado and in Indiana); and approximately $7.4 million in the European Union unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Regulator. The remaining balance consists of net retained surplus in our other subsidiaries.

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

We continue to consider and evaluate, as opportunities present themselves, strategic alternatives that include the sale of our company or of some or all of our remaining businesses or assets, or a combination of one or more alternatives.

Our Lloyd’s Business

On March 1, 2007, we restructured our investment in our Lloyd’s insurance business. As a result of this restructuring, we have diversified the capital that is provided to Syndicate 4000 by obtaining 10% of its capital commitment for the 2007 underwriting year from Chaucer Holdings Plc and maintaining the capital we had previously provided (approximately $116 million) which now supports 90% of Syndicate 4000’s required capital for the 2007 underwriting year and all of the required capital for the prior underwriting years. Our capital remains committed to support all of the business of Syndicate 4000 from its inception in 2004 through the 2006 underwriting year.

For the three months ended September 30, 2007, Syndicate 4000 contributed $25.4 million and $20.2 million in gross and net written premium to our results as compared to $22.0 million and $12.4 million in gross and net written premiums for the three months ended September 30, 2006. The Syndicate was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing

Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition. However, we believe that the market for the products that Syndicate 4000 offers is experiencing softening in pricing.

Syndicate 4000 contributed net premium earned of $21.8 million for the three months ended September 30, 2007, compared to $15.5 million in net premium earned for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, Syndicate 4000 contributed $86.4 million and $69.2 million in gross and net written premium to our results as compared to $64.6 million and $43.0 million in gross and net written premiums for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, of the $21.8 million increase in gross written premium, $4.6 million was due to the first time inclusion of premium estimates in gross written premium as more fully described below under ‘‘Results by Segment — Lloyd’s.’’

Syndicate 4000 contributed net premium earned of $63.9 million for the nine months ended September 30, 2007 as compared to $48.2 million in net premium earned for the nine months ended September 30, 2006.

Syndicate 4000’s net loss ratio was 56.1% and 61.4% for the three and nine months ended September 30, 2007 as compared to 76.6% and 78.4% for the three and nine months ended September 30, 2006 as more fully described below under ‘‘Results by Segment — Lloyd’s.’’

Our Results

Our net income to common shareholders was $20.4 million and $17.0 million for the three and nine months ended September 30, 2007. This compares to net income to common shareholders of $3.1 million and net loss to common shareholders of $(57.0) million for the three and nine months ended September 30, 2006. The results for the three and nine months ended September 30, 2007 reflect the fact that our insurance and reinsurance business is in run-off (with the exception of our interest in Syndicate 4000 at Lloyd’s) and we have experienced net favorable loss development due to the maturing of the accident periods in several of our product lines where actual claim experience has developed better than expected and in the effects of commutations. As a result, we have incurred fewer expenses when comparing the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006 and this is offset by significantly lower revenues from premiums earned. Also, we have repurchased our Series A Preferred Shares and Trust Preferred Securities resulting in gains of $2.4 million and $4.4 million, respectively, for the three and nine months ended September 30, 2007.

For the three and nine months ended September 30, 2007, we generated approximately $18.4 million and $50.5 million of net premiums written, including $20.2 million and $69.2 million contributed by Syndicate 4000, after the return of premiums of approximately $4.8 million and $21.6 million to our clients as we sought to reduce our loss exposures through policy cancellations, commutations and other transactions. This compares to approximately $(5.4) million and $67.4 million of net premiums written for the three and nine months ended September 30, 2006. The reduction reflects the continuing impact of our run-off activities on our results partially offset by an increase in net written premiums associated with our interest in Syndicate 4000 at Lloyd’s.

Similarly, our net premiums earned were $22.4 million and $67.9 million for the three and nine months ended September 30, 2007 compared to $49.2 million and $189.2 million for the three and nine months ended September 30, 2006. Our net premiums earned were impacted by significantly lower premium writings and, to a lesser extent, by premium returns associated with policy cancellations. We expect significant decreases in net premiums earned in future periods as we do not expect to underwrite new policies, other than in our Lloyd’s segment. Historically, net premiums earned have been our primary source of revenue. For the three and nine months ended September 30, 2006, net premiums earned contributed approximately 76.2% and 88.4% to our total revenues, and for the three and nine months ended September 30, 2007, this contribution reduced to 52.8% and 60.4%, which included 51.4% and 56.8% from our Lloyd’s segment.

For the three and nine months ended September 30, 2007, net revenues from non-underwriting activities, such as net investment income and technical services revenues (excluding the impact of changes in fair market value of investments and the gain on the repurchase of the Trust Preferred Securities) were not sufficient to offset general and administrative expenses, interest expense and depreciation and amortization. We expect that this trend will continue and that we will incur net losses in our run-off segments in future periods. We are seeking to mitigate these expected losses through continued overhead reduction strategies, particularly through headcount reductions.

We expect that our shareholders’ equity will decline as we incur net losses in future periods. However, we believe that our cash and investment asset portfolios totaling approximately $817.9 million at September 30, 2007 will provide sufficient liquidity to meet currently foreseen obligations.

Our net losses and loss expenses incurred were $3.2 million and $30.6 million for the three and nine months ended September 30, 2007 as compared to $30.2 million and $134.2 million for the three and nine months ended September 30, 2006. Our loss ratio, which is a function of our selected ultimate loss ratios and specific loss events, was 14.1% and 45.1% for the three and nine months ended September 30, 2007 as compared to 61.3% and 70.9% for the three and nine months ended September 30, 2006. The significant reduction in loss ratio for the three months ended September 30, 2007 was primarily due to net favorable loss development as further described below.

For the three and nine months ended September 30, 2007, our total loss development was approximately $11.4 million and $17.2 million. We recorded net favorable development of approximately $1.8 million and $4.2 million in relation to the 2004 and 2005 hurricanes and net favorable development of approximately $9.6 million and $13.0 million primarily arising in our more mature accident periods where actual loss experience has been better than expected, our commutation activities and our loss selections in our Lloyd’s segment where actual loss experience, particularly the 2005 year of account, has been better than expected. We believe that as our net earned premiums reduce, other than in our Lloyd’s segment, and if our loss estimates change, our net loss ratio may continue to be volatile in future periods.

Our general and administrative expenses for the three and nine months ended September 30, 2007 were $14.8 million (including $3.3 million of direct expenses related to our Lloyd’s segment) and $46.7 million (including $10.3 million of direct expenses related to our Lloyd’s segment). Our general and administrative expenses excluding those direct costs associated with our Lloyd’s segment were $11.5 million and $36.4 million for the three and nine months ended September 30, 2007 as compared to $17.1 million and $75.0 million for the three and nine months ended September 30, 2006. We have reduced our workforce, excluding Lloyd’s, from 81 employees as of December 31, 2006 to 54 employees as of September 30, 2007. Our workforce is now primarily allocated to the run-off of our exited business lines, finance, claims handling, actuarial, general corporate and administrative functions. During the three and nine months ended September 30, 2007, we recorded severance costs of approximately $0.3 million and $0.6 million as a result of employee reductions following our decision to place our specialty insurance and reinsurance lines, other than Syndicate 4000, into self-managed run-off. During 2006, in the same periods, we recorded severance costs of $(0.9) million and $14.8 million. Severance costs relate to the expenses associated with those employees who have been provided notice and those who we expect to be terminating in the future. Since January 1, 2006 we have recorded $14.9 million of severance expenses, and at September 30, 2007 our foreseeable provision for future severance payments totaled $3.6 million which has been fully accrued as of September 30, 2007. We continue to seek to reduce our general and administrative expenses (including through further employee reductions) and expect, barring unforeseen circumstances, that our 2007 general and administrative expenses will be lower than those incurred during 2006. For the three and nine months ended September 30, 2007 we recorded approximately $0.6 million of employee expenses in relation to the 2007 Long Term Incentive Plan which we refer to as the 2007 LTIP. These expenses represent the vested portion of our estimate of the 2007 LTIP amount using the Company’s share price on September 30, 2007. We expect to record further adjustments to the 2007 LTIP provision as the Company’s share price changes over time and as the vesting period matures.

Our investment portfolio generated net investment income of $11.3 million and $33.8 million for the three and nine months ended September 30, 2007, compared to $12.8 million and $35.4 million for the three and nine months ended September 30, 2006. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.0% and 4.9% for the three and nine months ended September 30, 2007 compared to 5.3% and 4.8% for the three and nine months ended September 30, 2006. Net investment income decreased in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 due to a lower level of invested assets. The lower level of invested assets is a result of the repurchase of our Trust Preferred Securities and of our Series A preferred shares, our insurance and reinsurance businesses being in run-off, reduced cash inflows from premiums written and increased cash outflows associated with loss and loss expense and overhead payments.

On January 1, 2007, we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the three and nine months ended September 30, 2007 being recorded as net gains or losses within our statement of operations. During the three and nine months ended September 30, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income (loss) for the three and nine months ended September 30, 2006 included $9.6 million and $(5.8) million of net change in unrealized gains and losses. If SFAS 159 had been applied for the three and nine months ended September 30, 2006, net investment income and net gains on investments would have been $22.4 million and $29.9 million compared to $11.3 million and $33.8 million for the three and nine months ended September 30, 2007. The decrease of $11.1 million for the three months ended September 30, 2007 is due to the lower level of invested assets and the increase of $3.9 million is a result of a stronger interest rate environment for the nine months ended September 30, 2007 as compared to the same periods in 2006 which is partially offset by the lower level of invested assets.

The changes in fair market value of investments and their effect in the consolidated statements of operations and balance sheets for the three and nine months ended September 30, 2007 and 2006 are shown in the table below:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	($ in thousands)
Net investment gains (losses) within the statement of operations consisted of the following:
Net realized gains (losses) on investments	$(232)	$906	$1,862	$(14,142)
Net change in the fair value of trading securities	3,611	—	(2,249)	—
	$3,379	$906	$(387)	$(14,142)
Other comprehensive loss consisted of the following:
Net change in unrealized losses on investments, net of income tax	$—	$9,606	$—	$(5,785)

Of the net realized investment gains (losses) of $0.9 million and $(14.1) million during the three and nine months ended September 30, 2006, $0.1 million and $11.1 million were related to recognized losses on securities deemed to be other-than-temporarily-impaired. We determined that certain investment securities were other-than-temporarily impaired as a result of general uncertainties surrounding our business resulting from our decision to cease underwriting or seek new business and to place most of our remaining insurance and reinsurance businesses into orderly run-off. The realization of these losses was primarily attributable to changes in interest rates rather than changes in credit quality. As a result of our decision, the affected investments were reduced to their estimated fair value, which becomes their new cost basis. This recognition of losses within net realized losses on investments had no effect on our shareholders’ equity, the market value of our investments, our cash flows or our liquidity.

During the year ended December 31, 2004, we wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria of the accounting rules and was, therefore, accounted for as a deposit. Under this contract, we provided reinsurance on certain underlying life insurance contracts written by our client, a U.S. life insurance company. The client, which is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital, was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with us. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. We receive fees for this transaction. Other than receipt of fees, there were no net cash flows to us at the inception of this contract. Additionally, we did not expect to have net cash flows following contract inception other than fees through the life of the contract. We monitor this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by the client to us. During our second quarter monitoring process, it became apparent that this transaction was not performing as anticipated.  We continue to obtain facts to evaluate and to analyze the performance of the life insurance policies that underlie this transaction. We do not currently believe we have sufficient information to conclude that it is probable that we have incurred a liability to the client under the contract, nor can we calculate a reasonable estimate of potential payments, if any. We have neither been able to verify the validity of data received from the client nor been able to establish whether the client has properly ceded valid risks to us in accordance with the terms of the reinsurance contract. While the outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and our understanding of the original contract, we believe that the outcome could materially and adversely impact our financial position and results of operations in the future. We intend to pursue any legal remedies against the client that we believe are available and warranted under the circumstances.

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

•	Technical services. Prior to the sale of ESC in the third quarter of 2006, our technical services segment provided diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provided technical and information management services to our specialty insurance run-off and reinsurance run-off segments. Following the sale of ESC, the technical services segment consists of our two environmental liability assumption programs. The results for the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation of ESC in discontinued operations.

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

During the fourth quarter of 2006 we ceased allocating our indirect corporate, general and administrative expenses to our operating segments. Prior to the fourth quarter of 2006, we allocated corporate general and administrative expenses to each segment based upon each product line’s allocated capital for the relevant reporting period. We allocated capital to each of our product lines through the estimated value-at-risk method, which used statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. Since our decision to conduct a self-managed run-off of most of our businesses, we no longer allocate capital to our segments and corporate expenses are no longer evaluated at the segment level. We also do not allocate net investment income, depreciation and amortization at the segment level.

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

Reinsurance premiums written on certain types of contracts, notably treaty quota share contracts and certain premiums written by Syndicate 4000, may not be known definitively on the inception date of the contract and, therefore, include estimates of premiums written. These estimates are based on data provided by the ceding companies or brokers, our underwriters’ judgment and projections, and historical experience. Our estimates of written premiums are re-evaluated over the term of the contract period as underwriting information becomes available and as actual premiums are reported to us. For certain excess of loss reinsurance contracts we record the minimum premium, as defined in the contract, as our estimated premium written at inception of the contract. Subsequent changes to our premium estimates and also premiums returned through policy cancellations are recorded as adjustments to premiums written in the period in which they become known and could be material. As a result of potential premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable. Adjustments may significantly impact net income in the period in which premiums are determined, particularly when the subject contract is fully or substantially expired resulting in the adjustment being fully or substantially earned.

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

Financial Ratios

The financial ratios we use in our Lloyd’s segment include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our general and administrative expense ratio is calculated as general and administrative expenses divided by net premiums earned. Our financial ratios provide a measure of the current profitability of the earned portions of our written insurance contracts in our Lloyd’s segment. In this report we only present financial ratios related to our Lloyd’s segment as our specialty insurance and reinsurance segments are in run-off.

Results of Operations

Our specialty insurance and reinsurance run-off segments are both in run-off.  A comparison between our results for the three and nine months ended September 30, 2007 and 2006 highlights the differences between running-off our business, which includes, among other things, returning premium upon contract cancellations, on the one hand, during the three and nine months ended September 30, 2007 and writing and earning premium on the other hand in the beginning of the three and nine months ended September 30, 2006 before our A.M. Best rating downgrading in March 2006.  As a result, a comparison of our results of these periods may not be a meaningful means of analyzing our results of operations.

For the three months ended September 30, 2007 and 2006

Results of operations for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	($ in thousands)
Revenues
Gross premiums written	$22,494	$(6,693)
Premiums ceded	(4,085)	1,276
Net premiums written	18,409	(5,417)
Change in unearned premium	3,967	54,619
Net premiums earned	22,376	49,202
Technical services revenues	713	752
Net investment income	11,306	12,821
Net gains on investments	3,379	906
Net foreign exchange losses	(184)	(257)
Gain on repurchase of junior subordinated debentures	4,421	—
Other income	375	1,174
Total revenues	42,386	64,598
Expenses
Net losses and loss expenses	3,156	30,153
Acquisition expenses	5,517	8,415
General and administrative expenses	14,772	20,578
Interest expense	797	1,430
Depreciation and amortization of intangible assets	115	715
Total expenses	24,357	61,291
Income from continuing operations before income taxes	18,029	3,307
Income tax expense	2	—
Net income from continuing operations	18,027	3,307
Discontinued operations:
Loss from operations of discontinued operations	—	(936)
Income on disposal of discontinued operations	—	704
Net loss from discontinued operations	—	(232)
Net income	18,027	3,075
Gain on repurchase of preferred shares	2,364	—
Net income to common shareholders	$20,391	$3,075

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe.

Premiums.    Gross premiums written were $22.5 million for the three months ended September 30, 2007, an increase of $29.2 million, compared to $(6.7) million for the three months ended September 30, 2006. The increase in our gross premiums written reflects the maturity of our self-managed run-off and the reduction in return premiums following cancellation or commutation of policies, offset by our continued activity in our Lloyd’s segment.

Our Lloyd’s segment contributed $25.4 million of total gross written premiums for the three months ended September 30, 2007, compared to $22.1 million for the three months ended September 30, 2006. This increase in Lloyd’s contribution reflects the fact that we believe that Syndicate 4000 was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition.

Premiums ceded were $4.1 million for the three months ended September 30, 2007, an increase of $5.4 million, compared to $(1.3) million for the three months ended September 30, 2006. The increase in premiums ceded primarily reflects our decision to engage in a self-managed run-off during 2006 which resulted in the cancellation of a number of ceded contracts.

Net premiums earned were $22.4 million for the three months ended September 30, 2007, a decrease of $26.8 million, compared to $49.2 million for the three months ended September 30, 2006. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the continued return of premiums to our clients following policy cancellations or commutations. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $68.1 million at September 30, 2007 and will be earned and recognized in our results of operations in future periods to the extent these premiums are not returned following future commutations or cancellations. The contribution to net premiums earned from our Lloyd’s segment is detailed under ‘‘Results by Segments’’ below.

Technical services revenues.    Technical services revenues were $0.7 million for three months ended September 30, 2007 compared to $0.8 million for the three months ended September 30, 2006. We expect that our technical services revenues will decrease in future periods as the remediation activities near completion. Technical services revenues prior to the quarter ended September 30, 2006 were derived from the operations of ESC which was sold on September 16, 2006 and from the operations of our environmental liability assumption programs. This revenue is included in the results of our discontinued operations.

Net investment income and net gains (losses) on investments.    Net investment income and net gains (losses) on investments consisted of the following for the three months ended September 30, 2007 and 2006:

	2007	2006
	($ in thousands)
Net investment income	$11,306	$12,821
Net realized (losses) gains on investments	(232)	906
Net change in the fair value of trading investments	3,611	—
	$14,685	$13,727

Net investment income was $11.3 million for the three months ended September 30, 2007, a decrease of $1.5 million, compared to $12.8 million for the three months ended September 30, 2006. Net investment income decreased in the three months ended September 30, 2007 as compared to 2006 due to a lower level of invested assets at September 30, 2007 compared to September 30, 2006. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off as well as the repurchase of our junior subordinated debentures and Series A preferred shares. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.0% for the three months ended September 30, 2007 compared to 5.3% for the three months ended September 30, 2006.

On January 1, 2007 we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the three months ended September 30, 2007 being recorded as net gains or losses within our statement of operations. During the three months ended September 30, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income for the three months ended September 30, 2006 included $9.6 million of net change in unrealized losses. If SFAS 159 had been applied in the three months ended September 30, 2006, net investment income and net gains on investments would have been $22.4 million compared to $14.7 million for the three months ended September 30, 2007. This decrease of $7.7 million is a result of a lower level of invested assets at September 30, 2007 compared to September 30, 2006 offset by the effect of a stronger interest rate environment.

Net foreign exchange losses.    Net foreign exchange losses were $(0.2) million for the three months ended September 30, 2007 compared to net foreign exchange losses of $(0.3) million for the three months ended September 30, 2006. The net foreign exchange gains and losses are driven primarily by our Lloyd’s segment and the relationship between the US Dollar and the British Pound.

Gain on repurchase of junior subordinated debentures.    During the three months ended September 30, 2007, the Company purchased all of its Trust Preferred Securities for an aggregate purchase price of $54.5 million. The Company originally issued and sold $60 million of the Trust Preferred Securities in private placements. The Company recognized a gain on repurchase of $4.4 million, net of repurchase costs of $0.5 million and write off of original deferred issuance costs of $1.7 million.

Gain on repurchase of preferred shares.    During the three months ended September 30, 2007, the Company repurchased all of its Series A preferred shares at a price of $22.50 per share. The aggregate purchase price for the Series A preferred shares was $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs of $2.2 million and write off of original deferred issuance costs of $3.3 million.

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $3.2 million for the three months ended September 30, 2007, a decrease of $27.0 million, compared to $30.2 million for the three months ended September 30, 2006. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	favorable loss experience arising on commutation of certain assumed reinsurance contracts.

Our expected ultimate losses for the three months ended September 30, 2007 included net favorable development of approximately $7.9 million from maturing accident periods for which actual loss experience was better than expected in several product lines in our run-off and Lloyd’s segments. In addition, we recognized net favorable development of approximately $1.8 million relating to the 2004 and 2005 hurricanes and approximately $1.7 million in one of our product lines arising from the commutation of certain reinsurance contracts. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred. There is likely to be positive and negative development in our product lines as we continue to receive information related to our loss reserves and as those reserves develop over time.

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

Acquisition expenses.    Acquisition expenses were $5.5 million for the three months ended September 30, 2007, a decrease of $2.9 million, compared to $8.4 million for the three months ended September 30, 2006. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

General and administrative expenses.    General and administrative expenses were $14.8 million for the three months ended September 30, 2007, a decrease of $5.8 million, compared to $20.6 million for the three months ended September 30, 2006. General and administrative expenses were comprised of $6.7 million of personnel related expenses and $8.1 million of other expenses for the three months ended September 30, 2007 compared to $8.9 million of personnel related expenses (which is net of $0.9m released from previously accrued severance costs) and $11.7 million of other expenses for the three months ended September 30, 2006. The decrease in general and administrative expenses is due to the cost saving measures taken in response to our decision to cease writing new business in 2006, other than in our Lloyd’s segment.

Interest expense.    Interest expense was $0.8 million for the three months ended September 30, 2007, a decrease of $0.6 million, compared to $1.4 million for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2007 represents incurred interest on our junior subordinated debentures and was lower following the repurchase of the junior subordinated debentures during the three months ended September 30, 2007.

Depreciation and amortization of intangible assets.    Depreciation was $0.1 million for the three months ended September 30, 2007. We did not amortize any intangible assets during the three months ended September 30, 2007. Depreciation and amortization was $0.7 million for the three months ended September 30, 2006 including depreciation of $0.3 million.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended September 30, 2007, the net valuation allowance decreased by approximately $0.8 million, to $48.2 million.

Discontinued operations

Income from operations of discontinued operations.    We had no income from discontinued operations during the three months ended September 30, 2007. During the three months ended September 30, 2006, we had income from discontinued operations representing the revenues and expenses from ESC, which was sold on September 15, 2006.

During the period July 1, 2006 to September 15, 2006, our income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations was as follows:

Period from July 1, 2006 to September 15, 2006
($ in thousands)
Technical services revenues	$5,769
Other income	3
Direct technical services costs	(3,743)
General and administrative expenses	(2,790)
Loss on impairment	—
Depreciation of fixed assets and amortization of intangible assets	(173)
Income tax expense	(2)
Loss from operations of discontinued operations	$(936)

Income on disposal of discontinued operations.    Income on disposal of discontinued operations was $0.7 million, as described below. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below ($ in thousands):

Cash proceeds from disposition(1)	11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC(2)	(11,140)
Estimated transaction costs(3)	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from disposition include post closing adjustments.
(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.
(3)	Transaction costs include advisory fees directly associated with the sale, of which $0.6 million were paid to Friedman Billings Ramsey & Co, Inc. ‘‘(FBR’’).

For the nine months ended September 30, 2007 and 2006

Results of operations for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	($ in thousands)
Revenues
Gross premiums written	$70,717	$141,075
Premiums ceded	(20,206)	(73,633)
Net premiums written	50,511	67,442
Change in unearned premium	17,366	121,733
Net premiums earned	67,877	189,175
Technical services revenues	1,706	2,947
Net investment income	33,835	35,350
Net losses on investments	(387)	(14,142)
Net foreign exchange gains (losses)	803	(1,951)
Gain on repurchase of junior subordinated debt	4,421	—
Other income	4,140	2,692
Total revenues	112,395	214,071
Expenses
Net losses and loss expenses	30,612	134,178
Acquisition expenses	15,980	32,608
General and administrative expenses	46,694	84,048
Interest expense	3,632	4,036
Depreciation and amortization of intangible assets	870	1,983
Total expenses	97,788	256,853
Income (Loss) from continuing operations before income taxes	14,607	(42,782)
Income tax (benefit) expense	(14)	47
Net income (loss) from continuing operations	14,621	(42,829)
Discontinued operations:
Loss from operations of discontinued operations	—	(12,953)
Income on disposal of discontinued operations	—	704
Net loss from discontinued operations	—	(12,249)
Net income (loss)	14,621	(55,078)
Gain on repurchase of preferred shares	2,364	—
Dividends on preferred shares	—	1,916
Net income (loss) to common shareholders	$16,985	$(56,994)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues for the nine months ended September 30, 2006 were derived from the operations of ESC prior to its sale on September 16, 2006 and from the operations of our environmental liability assumption programs.

Premiums.    Gross premiums written were $70.7 million for the nine months ended September 30, 2007, a decrease of $70.4 million, compared to $141.1 million for the nine months ended September 30, 2006. The decrease in our gross premiums written reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the associated return of premiums to our clients totaling $21.6 million during the nine months ended September 30, 2007 following cancellation or commutation of policies.

Our Lloyd’s segment contributed $86.4 million of total gross written premiums for the nine months ended September 30, 2007, compared to $64.6 million for the nine months ended September 30, 2006. This increase in Lloyd’s contribution reflects the run-off status of other segments and growth in our Lloyd’s operations during the nine months ended September 30, 2007, offset in part by our reduced participation at Syndicate 4000 for the 2007 year of account to 90% from 100% for prior years.

Premiums ceded were $20.2 million for the nine months ended September 30, 2007, a decrease of $53.4 million, compared to $73.6 million for the nine months ended September 30, 2006. The decrease in premiums ceded primarily reflects the reduction in gross premiums written.

Net premiums earned were $67.9 million for the nine months ended September 30, 2007, a decrease of $121.3 million, compared to $189.2 million for the nine months ended September 30, 2006. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the continued return of premiums to our clients following policy cancellations or commutations. The contribution to net premiums earned from our Lloyd’s segment is described under ‘‘Results by Segments’’ below.

Technical services revenues.    Technical services revenues were $1.7 million for the nine months ended September 30, 2007, compared to $2.9 million for the nine months ended September 30, 2006. The decrease is due to the fact that remediation of one of our environmental liability assumption programs started in the first quarter of 2006 and is now close to being completed. As the remediation is winding down, it is not generating technical services revenues to the same extent as it did previously. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

Net investment income and net gains (losses) on investments.    Net investment income and net gains (losses) on investments consisted of the following for the nine months ended September 30, 2007 and 2006:

	2007	2006
	($ in thousands)
Net investment income	$33,835	$35,350
Net realized gains (losses) on investments	1,862	(14,142)
Net change in the fair value of trading securities	(2,249)	—
	$33,448	$21,208

Net investment income was $33.8 million for the nine months ended September 30, 2007, compared to $35.4 million for the nine months ended September 30, 2006. Net investment income decreased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to a lower level of invested assets despite higher market interest rates during 2007. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off as well as the repurchase of our junior subordinated debentures and Series A preferred shares. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.9% for the nine months ended September 30, 2007 compared to 4.7% for the nine months ended September 30, 2006. This increase is a result of a stronger interest rate environment during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

On January 1, 2007 we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the nine months ended September 30, 2007 being recorded as net realized gains or losses within our statement of operations. During the nine months ended September 30, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income for the nine months ended September 30, 2006 included $5.8 million of net change in unrealized losses. If SFAS 159 had been applied in the nine months ended September 30, 2006, net investment income and net gains (losses) on investments would have been $29.9 million compared to $33.4 million for the nine months ended September 30, 2007. This increase of $3.5 million is a result of a stronger interest rate environment in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 offset by a lower level of invested assets.

Net foreign exchange gains.    Net foreign exchange gains were $0.8 million for the nine months ended September 30, 2007 compared to net foreign exchange losses of $(2.0) million for the nine months ended September 30, 2006. The net foreign exchange gains and losses are driven primarily by our Lloyd’s segment and the relationship between the US Dollar and the British Pound.

Gain on repurchase of junior subordinated debentures.    During the nine months ended September 30, 2007, the Company purchased all of its Trust Preferred Securities for an aggregate purchase price of $54.5 million. The Company originally issued and sold $60 million of the Trust Preferred Securities in private placements. The Company recognized a gain on repurchase of $4.4 million, net of repurchase costs of $0.5 million and write off of original deferred issuance costs of $1.7 million.

Gain on repurchase of preferred shares.    During the nine months ended September 30, 2007, the Company repurchased all of its Series A preferred shares at a price of $22.50 per share. The aggregate purchase price for the Series A preferred shares was $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs of $2.2 million and write off of original deferred issuance costs of $3.3 million.

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $30.6 million for the nine months ended September 30, 2007, a decrease of $103.6 million, compared to $134.2 million for the nine months ended September 30, 2006. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	favorable loss experience arising from commutation of certain assumed reinsurance contracts.

Our expected ultimate losses for the nine months ended September 30, 2007 included net favorable development of approximately $8.4 million from maturing accident periods for which actual loss experience was better than expected in several product lines in our run-off and Lloyd’s segments. In addition, we recognized net favorable development of approximately $4.6 million in several product lines arising from the commutation of certain reinsurance contracts and approximately $4.2 million relating to the 2004 and 2005 hurricanes. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred. There is likely to be positive and negative development in our product lines as we continue to receive information related to our loss reserves and as those reserves develop over time.

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

Acquisition expenses.    Acquisition expenses were $16.0 million for the nine months ended September 30, 2007, a decrease of $16.6 million, compared to $32.6 million for the nine months ended September 30, 2006. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

General and administrative expenses.    General and administrative expenses were $46.7 million for the nine months ended September 30, 2007, a decrease of $37.3 million, compared to $84.0 million for the nine months ended September 30, 2006. General and administrative expenses were comprised of $22.9 million of personnel related expenses (including $0.6 million of severance costs) and $23.8 million of other expenses for the nine months ended September 30, 2007 compared to $48.5 million of personnel related expenses (including $14.8 million of severance costs) and $35.5 million of other expenses for the nine months ended September 30, 2006. The decrease in general and administrative expenses is due to the cost saving measures taken in response to our decision to cease writing new business in 2006.

Interest expense.    Interest expense was $3.6 million for the nine months ended September 30, 2007, a decrease of $0.4 million, compared to $4.0 million for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 represents incurred interest on our junior subordinated debentures and was lower following the repurchase of the junior subordinated debentures during the three months ended September 30, 2007.

Depreciation and amortization of intangible assets.    Depreciation, amortization and impairment of tangible and intangible assets was $0.9 million for the nine months ended September 30, 2007, compared to $2.0 million for the nine months ended September 30, 2006.

Dividend on preferred shares.    No dividends on preferred shares were declared or expensed during the nine months ended September 30, 2007. Dividend expense was $1.9 million for the nine months ended September 30, 2006 and represents the dividend paid on our Series A preferred shares that were issued in December 2005.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the nine months ended September 30, 2007, the net valuation allowance decreased by approximately $0.9 million, to $48.2 million.

Discontinued operations

Income from operations of discontinued operations.    We have no income from discontinued operations during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we had income from discontinued operations representing the revenues and expenses from ESC, which was sold on September 15, 2006.

During the period from January 1, 2006 to September 15, 2006, our income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations was as follows:

Period from January 1, 2006 to September 15, 2006
($ in thousands)
Technical services revenues	$21,954
Other income	14
Direct technical services costs	(13,968)
General and administrative expenses	(7,725)
Loss on impairment	(12,561)
Depreciation of fixed assets and amortization of intangible assets	(647)
Income tax expense	(20)
Loss from operations of discontinued operations	$(12,953)

ESC’s technical services revenues included the inter-company revenues charged by ESC to the liability transfer programs and to our underwriting segment.

Income on disposal of discontinued operations.    Income on disposal of discontinued operations was $0.7 million, as described below. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below ($ in thousands):

Cash proceeds from disposition(1)	$11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC(2)	(11,140)
Estimated transaction costs(3)	(640)
Income on disposal of ESC	$704

(4)	Total proceeds from disposition include post closing adjustments.
(5)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.
(6)	Transaction costs include advisory fees directly associated with the sale, of which $0.6 million were paid to FBR.

Results by Segments

Specialty insurance run-off and Specialty reinsurance run-off

We created the specialty insurance run-off segment and the specialty reinsurance run-off segment in the third quarter of 2006 following our decision to pursue a self-managed run-off. A comparison between our results for the three and nine months ended September 30, 2007 and 2006 for our specialty insurance run-off and specialty reinsurance run-off highlights the differences between running off our business, which includes, among other things, returning premium upon contract cancellations, on the one hand, during the three and nine months ended September 30, 2007 and writing and earning premium following the entering of insurance agreements on the other hand during the three and nine months ended September 30, 2006. As a result, a comparison of our results for these periods may not enable a meaningful analysis of our results of operations. Furthermore, our results for the three and nine months ended September 30, 2007 are not representative of the actual results that we expect to achieve in future periods as policy cancellations and other run-off activities mainly consist of individual transactions following negotiations between us and third parties that do not follow specified timelines.

Lloyd’s

For the 2007 underwriting year, we provide 90% of the capital requirements of Syndicate 4000. From its inception in 2004 through the 2006 underwriting year, we provided all of the capital requirements of Syndicate 4000. In our financial statements, we continue to include all of the results of business written by Syndicate 4000 since its inception in 2004 through the 2006 underwriting year and 90% of the results of business written by Syndicate 4000 in the 2007 underwriting year.

For the 2007 underwriting year, Syndicate 4000 has total stamp capacity of £73 million ($147 million) as compared to £82 million ($160 million) for the 2006 underwriting year. This stamp capacity represents the ultimate premium amount (gross premium but net of acquisition expenses) that Syndicate 4000 is permitted to write for the underwriting year.

Our participation in Syndicate 4000 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of Syndicate 4000 for each underwriting year because we hold an undivided interest in each asset and we are proportionately liable for each liability of Syndicate 4000. The results reported for the nine months ended September 30, 2007 comprise our 90% share of the results of the 2007 underwriting year activities of Syndicate 4000 plus all of the results of prior underwriting year activities. The results reported for the nine months ended September 30, 2006 comprise all of the activities of Syndicate 4000 during that period.

Technical services

Following the sale of ESC in the third quarter of 2006, the technical services segment is composed of our two environmental liability assumption programs. The results for the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation of ESC in discontinued operations.

The following is a discussion of our results by segment for three and nine months ended September 30, 2007 and 2006.

Three months ended September 30, 2007 and 2006

Specialty insurance run-off

The table below shows the results of the specialty insurance run-off segment for the three months ended September 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$(3,056)	$(9,945)	$6,889
Premiums ceded	1,195	665	530
Net premiums written	$(1,861)	$(9,280)	$7,419
Net premiums earned	$566	$25,172	$(24,606)
Other income	474	940	(466)
Net losses and loss expenses	6,674	(13,660)	20,334
Acquisition expenses	(509)	(3,583)	3,074
General and administrative expenses	(2,737)	(3,482)	745
Net underwriting income	$4,468	$5,387	$(919)

Premiums.    Gross and net premiums written were $(3.1) million and $(1.9) million for the three months ended September 30, 2007 compared to $(9.9) million and $(9.3) million for the three months ended September 30, 2006. Our specialty insurance run-off segment’s gross and net premiums written are primarily driven by the effect of premium returns to our clients and the transfer of policies to third parties.

During the three months ended September 30, 2007, we have returned or transferred approximately $4.6 million of gross written premiums since our decision to run-off these product lines and to reduce the amount of our in-force policy exposures.

Our technical risk property, professional liability, environmental liability and other product lines returned premium of $3.7 million, $0.02 million, $0.4 million and $0.5 million respectively for the three months ended September 30, 2007.

We ceased to write the HBW program in our technical risk property product line under the terms of the managing agency agreement, which terminated on December 2, 2006. This program accounted for the substantial majority of the total specialty insurance run-off segment gross and net premiums written in the three months ended September 30, 2006.

Premiums ceded were $(1.2) million during the three months ended September 30, 2007, compared to $(0.7) million for the three months ended September 30, 2006, reflecting the impact of policy cancellations and transfers.

Net premiums earned for the three months ended September 30, 2007 were $0.6 million, a decrease of $24.6 million, compared to $25.2 million for the three months ended September 30, 2006, representing the reduction of premiums written and the return of premiums to our clients. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $0.5 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006. This related to income, including fees, recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $(6.7) million favorable for the three months ended September 30, 2007, compared to $13.7 million of expense for the three months ended September 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due largely to the net favorable loss development in maturing accident periods in several of our product lines and the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned. We continue to participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    The decrease in acquisition expenses was primarily due to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned.

Specialty reinsurance run-off

The table below shows the results of the specialty reinsurance run-off segment for the three months ended September 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$137	$(18,811)	$18,948
Premiums ceded	(113)	10,243	(10,356)
Net premiums written	$24	$(8,568)	$8,592
Net premiums earned	$24	$8,565	$(8,541)
Other income	—	161	(161)
Net losses and loss expenses	2,408	(4,641)	7,049
Acquisition expenses	(43)	(1,708)	1,665
General and administrative expenses	(198)	(1,159)	961
Net underwriting income	$2,191	$1,218	$973

Premiums.    Gross and net premiums written in our specialty reinsurance run-off segment during the three months ended September 30, 2007 reflects the decrease in our reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our reinsurance business line, combined with changes in estimates in written premiums, return premiums and contract commutations.

Gross written premiums in our specialty reinsurance run-off segment of $0.1 million for the three months ended September 30, 2007 consisted primarily of $ 0.2 million in premium estimates offset by the impact of the policy commutations of $0.1 million. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Ceded premiums were $0.1 million during the three months ended September 30, 2007 compared to $10.2 million for three months ended September 30, 2006. The decrease reflects the decrease in gross premiums written.

Net premiums earned were $0.02 million for the three months ended September 30, 2007, compared to $8.6 million for the three months ended September 30, 2006. The decrease reflects the decrease in earning of premiums on contracts written in prior periods, the impact of the decision to discontinue writing new and renewal business in our reinsurance and insurance lines of business and the impact of changes in premium estimates and premium returns.

Other income.    We recorded no other income for the three months ended September 30, 2007 compared to $0.2 million for the three months ended September 30, 2006 that related to fees recognized on non-traditional reinsurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $(2.4) million favorable for three months ended September 30, 2007 compared to $4.6 million of expense for the three months ended September 30, 2006. The decrease in net losses and loss expenses incurred was primarily due to favorable loss reserve development, lower net earned premium and fewer significant loss occurrences, particularly compared to those relating to the development of losses related to the 2005 hurricanes. Net losses and loss expenses are also a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. For the three months ended September 30, 2007 we recognized favorable development of $1.7 million relating to commutations. In addition, we recognized favorable development of $1.8 million relating to the 2004 and 2005 hurricanes. This was partially offset by $0.6 million of additional reported losses in our marine reinsurance product line.

Included in our estimated ultimate losses during the three months ended September 30, 2007 are specific loss estimates on contracts of reinsurance insuring claims arising from the 2005 hurricanes.

Our estimate of our specialty reinsurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $73.9 million compared to $77.8 million as of September 30, 2006. Our estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with cedants and brokers. The actual amount of losses from these hurricanes may vary significantly from the estimate.

Acquisition expenses.    The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned.

Lloyd’s

The table below shows the results of our Lloyd’s segment for the three months ended September 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$25,413	$22,063	$3,350
Premiums ceded	(5,167)	(9,632)	4,465
Net premiums written	$20,246	$12,431	$7,815
Net premiums earned	$21,786	$15,465	$6,321
Other income	—	—	—
Net losses and loss expenses	(12,238)	(11,852)	(386)
Acquisition expenses	(4,965)	(3,124)	(1,841)
General and administrative expenses	(3,339)	(3,468)	129
Net underwriting income (loss)	$1,244	$(2,979)	$4,223
Ratios
Loss and loss expense ratio	56.1%	76.6%	(20.5)%
Acquisition expense ratio	22.8%	20.2%	2.6%
General and administrative expense ratio	15.3%	22.4%	(7.1)%

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

Gross and net premiums written were $25.4 million and $20.2 million for the three months ended September 30, 2007 as compared to $22.1 million and $12.4 million of gross and net premiums written for the three months ended September 30, 2006. Despite our reduced participation in Syndicate 4000, gross and net premiums written have increased as Syndicate 4000 was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition. Beginning in 2007, Syndicate 4000’s reported gross written premiums include estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business.

The table below shows our share of gross and net premiums written by product line for the three months ended September 30, 2007 and 2006.

	2007		2006
	($ in thousands)		($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Financial institutions	$13,332	$11,572	$12,118	$6,649
Professional liability	8,398	4,992	7,994	4,560
Specie and fine art	3,437	3,432	1,941	1,224
Kidnap and ransom	246	250	10	(2)
Total	$25,413	$20,246	$22,063	$12,431

Premiums ceded.    In the ordinary course of business Syndicate 4000 reinsures certain insurance risks with the purpose of limiting maximum loss exposure. Premiums ceded to reinsurers were $5.2 million during the three months ended September 30, 2007 as compared to premiums ceded to reinsurers of $9.6 million for the three months ended September 30, 2006. The proportion of premiums ceded for the three months ended September 30, 2006 was greater than the proportion of ceded premiums ceded for the three months ended September 30, 2007. This is because during the three months ended September 30, 2006, we were subject to an excess of loss reinsurance contract that we purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium, regardless of the amount of gross premium we actually wrote. For the 2007 underwriting year we have purchased a similar excess of loss reinsurance contract with lower amounts of fixed minimum ceded premium requirements which has resulted in lower ceded premiums as a proportion of gross written premiums. Following a revision of the ultimate premium forecast for the 2007 underwriting year of account, due to market underwriting conditions, we have, however, increased the proportion of ceded premium on this 2007 excess of loss treaty. This increase resulted in additional premium ceded of $0.6 million for the three months ended September 30, 2007.

Net premiums earned during the three months ended September 30, 2007 were $21.8 million, an increase of $6.3 million, compared to $15.5 million for the three months ended September 30, 2006. The increase in net premiums earned was primarily due to growth in Syndicate 4000’s business and the earning of premiums written in prior periods. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year. There was a negligible impact on net premiums earned arising from the increase in proportion of ceded premium on the 2007 excess of loss reinsurance contract.

Net losses and loss expenses.    Net losses and loss expenses were $12.2 million for the three months ended September 30, 2007, an increase of $0.3 million, compared to $11.9 million for the three months ended September 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten.

Our Lloyd’s segment net loss ratio was 56.1% for the three months ended September 30, 2007, compared to a net loss ratio of 76.6% for three months ended September 30, 2006. The net loss ratio for the three months ended September 30, 2007 reflects net favorable loss development in certain product lines for more mature accident periods, specifically in respect of the 2005 underwriting year of account where actual loss experience has been better than expected. This favorable loss development reduced the loss ratio by approximately 7.3% in the three months ended September 30, 2007. Furthermore, the net loss ratio for the three months ended September 30, 2006 was also adversely impacted by the excess of loss reinsurance contract that we purchased for the 2006 underwriting year, which required us to cede minimum fixed premiums regardless of the gross premium we actually wrote.

Acquisition expenses.    Acquisition expenses were $5.0 million for the three months ended September 30, 2007, an increase of $1.9 million compared to $3.1 million for the three months ended September 30, 2006. The increase is due to the increase in earned premium.

Our acquisition expense ratio was 22.8% for the three months ended September 30, 2007, an increase of 2.6%, compared to 20.2% for the three months ended September 30, 2006. This increase is mostly attributable to a change in the estimates of acquisition expenses which has resulted in an increased acquisition expense ratio. Also, proportionate changes in the premiums written by product line, particularly in respect to an increase in premiums written in respect of specie and fine art and kidnap and ransom lines of business, have resulted in higher acquisition costs. To the extent that this trend continues in future periods, we expect that there will be further volatility in the acquisition expense ratio.

General and administrative expenses.    General and administrative expenses were $3.3 million for the three months ended September 30, 2007, compared to $3.5 million for the three months ended September 30, 2006. The general and administrative expense ratio for the three months ended September 30, 2007 was 15.3%, compared to 22.4% for the three months ended September 30, 2006. Many of the general and administrative expenses incurred by Syndicate 4000 are fixed costs such as the Lloyd’s central fund contributions, managing agency fees, both of which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee related expenses. Syndicate 4000’s Lloyd’s central fund contribution for the 2007 underwriting year was reduced to 1% of stamp capacity from 2% for the 2006 underwriting year. In addition, the lower stamp capacity for 2007 than for 2006 also contributes to lower central fund charges. These reduced costs are partially offset by increased managing agency fees payable in 2007.

Technical services

	2007	2006	Change
	($ in thousands)
Technical services revenues	$713	$752	$(39)
Other income	—	58	(58)
General and administrative expenses	(1,003)	(865)	(138)
Net technical services loss	$(290)	$(55)	$(235)

Technical services revenues.    Technical services revenues were $0.7 million for three months ended September 30, 2007 compared to $0.8 million for the three months ended September 30, 2006. Technical services revenues are mainly derived from our environmental liability assumption programs. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

General and administrative expenses.    Direct general and administrative expenses were $1.0 million for the three months ended September 30, 2007, compared to $0.9 million for the three months ended September 30, 2006, and primarily represents continued remediation of one of our environmental liability assumption programs as it nears completion.

Nine months ended September 30, 2007 and 2006

Specialty insurance run-off

The table below shows the results of the specialty insurance run-off segment for the nine months ended September 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$(18,142)	$73,204	$(91,346)
Premiums ceded	1,303	(38,396)	39,699
Net premiums written	$(16,839)	$34,808	$(51,647)
Net premiums earned	$4,518	$101,688	$(97,170)
Other income	1,959	2,393	(434)
Net losses and loss expenses	3,423	(63,632)	67,055
Acquisition expenses	(972)	(14,156)	13,184
General and administrative expenses	(8,043)	(19,005)	10,962
Net underwriting income	$885	$7,288	$(6,403)

Premiums.    Gross and net premiums written were $(18.1) million and $(16.8) million for the nine months ended September 30, 2007 compared to $73.2 million and $34.8 million for the nine months ended September 30, 2006. Our specialty insurance run-off segment’s gross and net premiums written is due to the decision to cease writing new business and are primarily driven by the effect of premium returns to our clients and the transfer of policies to third parties.

During the nine months ended September 30, 2007, we returned or transferred approximately $20.0 million of gross written premiums following our decision to run-off these product lines and to reduce the amount of our in-force policy exposures. Furthermore, we purchased additional reinsurance protection in our technical risk property product line as more fully described below.

Our technical risk property, professional liability, environmental liability and other product lines returned premium of $11.8 million, $0.9 million, $6.1 million and $1.2 million respectively for the nine months ended September 30, 2007.

We ceased to write the HBW program in our technical risk property product line under the terms of the managing agency agreement, which terminated on December 2, 2006. This program accounted for a substantial majority of total specialty insurance run-off segment gross and net premiums written in the nine months ended September 30, 2006. The policies in our HBW program were underwritten by a third-party agent who was instructed to follow our underwriting guidelines.

Premiums ceded were $(1.3) million during the nine months ended September 30, 2007, compared to $38.4 million for the nine months ended September 30, 2006. The decrease in premiums ceded is a result of the decrease in our gross premiums written and premium returns to our clients. The impact of this decrease is offset by $4.8 million of additional premiums ceded in our technical risk property product line related to the purchase of a 100% quota share reinsurance transaction to replace the expired retrocession of substantially all the in-force business in our technical risk property lines of business and to provide protection from future natural peril or catastrophe events in that line.

Net premiums earned for the nine months ended September 30, 2007 were $4.5 million, a decrease of $97.2 million, compared to $101.7 million for the nine months ended September 30, 2006, representing the reductions of premiums written and the return of premiums to our clients. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts generally range from between one and ten years with the majority of our contracts being for a one year period.

Other income.    Other income was $2.0 million for the nine months ended September 30, 2007 compared to $2.4 million for the nine months ended September 30, 2006 and primarily included fees recognized on non-traditional insurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $(3.4) million favorable for the nine months ended September 30, 2007, compared to $63.6 million of expense for the nine months ended September 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	favorable loss experience in maturing accident periods in several of our product lines;

•	a substantial decline in the number of insurance contracts we entered into and the associated net premiums earned; and

•	the decrease in significant loss occurrences, particularly compared to the tornadoes that occurred in the first quarter of 2006.

We continue to participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    The decrease in acquisition expenses was primarily due to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned.

Specialty reinsurance run-off

The table below shows the results of the specialty reinsurance run-off segment for the nine months ended September 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$2,413	$3,263	$(850)
Premiums ceded	(4,295)	(13,650)	9,355
Net premiums written	$(1,882)	$(10,387)	$8,505
Net premiums earned	$(509)	$39,317	$(39,826)
Other income	2,242	620	1,622
Net losses and loss expenses	5,174	(32,768)	37,942
Acquisition expenses	736	(9,552)	10,288
General and administrative expenses	(1,223)	(6,240)	5,017
Net underwriting income (loss)	$6,420	$(8,623)	$15,043

Premiums.    Gross and net premiums written were $2.4 million and $(1.9) million for the nine months ended September 30, 2007, compared to $3.3 million and $(10.4) million of gross and net premiums written for the nine months ended September 30, 2006. Our specialty reinsurance run-off segment’s gross and net premiums written reflect the decrease in our reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our reinsurance business line, combined with changes in estimates in written premiums, return premiums, policy cancellations and contract commutations.

Gross written premiums in our specialty reinsurance run-off segment of $2.4 million for the nine months ended September 30, 2007 consisted primarily of $3.8 million in premium estimates, offset by the impact of the policy commutations of $1.4 million.

Premiums ceded.    Ceded premiums were $4.3 million during the nine months ended September 30, 2007 compared to $13.7 million for nine months ended September 30, 2006. The decrease reflects the decline in gross premiums written following the decision to discontinue writing new and renewal business in our reinsurance and insurance lines of business.

Net premiums earned.    Net premiums earned were $(0.5) million for the nine months ended September 30, 2007 compared to $39.3 million for the nine months ended September 30, 2006. The decrease reflects the decrease in earning of premiums on contracts written in prior periods, the impact of the decision to discontinue writing new and renewal business in our reinsurance and insurance lines of business and the impact of changes in premium estimates and premium returns and commutations.

Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks, which are typically one year.

Other income.    Other income was $2.2 million for the nine months ended September 30, 2007 compared to $0.6 million for the nine months ended September 30, 2006, and primarily including fees recognized on non-traditional reinsurance contracts.

Net losses and loss expenses.    Net losses and loss expenses were $(5.2) million favorable for the nine months ended September 30, 2007 compared to $32.8 million of expense for the nine months ended September 30, 2006. The decrease in net losses and loss expenses incurred was primarily due to favorable loss reserve developments, lower net earned premium and to fewer significant loss occurrences, particularly compared to those relating to the development of losses related to the 2005 hurricanes during the nine months ended September 30, 2006. Net losses and loss expenses are also a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. For the nine months ended September 30, 2007, we recognized favorable development of $4.6 million relating to commutations and $4.2 million relating to the 2004 and 2005 hurricanes. This was offset by $1.5 million of additional reported losses in our marine reinsurance product line.

Acquisition expenses.    The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned.

Lloyd’s

The table below shows the results of our Lloyd’s segment for the nine months ended September 30, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$86,446	$64,608	$21,838
Premiums ceded	(17,214)	(21,587)	4,373
Net premiums written	$69,232	$43,021	$26,211
Net premiums earned	$63,868	$48,170	$15,698
Other income	—	—	—
Net losses and loss expenses	(39,209)	(37,778)	(1,431)
Acquisition expenses	(15,744)	(8,900)	(6,844)
General and administrative expenses	(10,281)	(9,016)	(1,265)
Net underwriting loss	$(1,366)	$(7,524)	$6,158
Ratios:
Loss and loss expense ratio	61.4%	78.4%	(17.0)%
Acquisition expense ratio	24.7%	18.5%	6.2%
General and administrative expense ratio	16.1%	18.7%	(2.6)%

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

Gross and net premiums written were $86.4 million and $69.2 million for the nine months ended September 30, 2007 as compared to $64.6 million and $43.0 million of gross and net premiums written for the nine months ended September 30, 2006. The increase in premiums written is due, in part, to the fact that Syndicate 4000 was better able to attract new and secure renewal business during the quarter because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, now in its third year, is benefiting from increased market recognition, despite the fact that we participate in only 90% of Syndicate 4000’s results in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 when we participated in all of Syndicate 4000’s results. The increase in premiums is also due to the inclusion of premium estimates which totaled approximately $4.6 million for the nine months ended September 30, 2007. Beginning in 2007, Syndicate 4000’s reported gross written premiums include estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business.

The table below shows gross and net premiums written by product line for the nine months ended September 30, 2007 and 2006.

	2007		2006
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Financial institutions	$44,952	$37,173	$37,726	$24,536
Professional liability	29,109	20,965	23,296	15,824
Specie and fine art	11,113	9,835	3,567	2,656
Kidnap and ransom	1,272	1,259	19	5
Total	$86,446	$69,232	$64,608	$43,021

Premiums ceded.    In the ordinary course of business, Syndicate 4000 reinsures certain insurance risks with the purpose of limiting maximum loss exposure. Premiums ceded to reinsurers were $17.2 million during the nine months ended September 30, 2007, compared to premiums ceded to reinsurers of $21.6 million for the nine months ended September 30, 2006. Despite the fact that gross written premium of Syndicate 4000 increased during the nine months ended September 30, 2007, as a proportion of gross premiums written, the premiums ceded for the nine months ended September 30, 2006 was greater than the ceded premiums ceded for the nine months ended September 30, 2007. This is due to the Company being subject to an excess of loss reinsurance contract that was purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium, regardless of the amount of gross premium we actually wrote. For the 2007 underwriting year we have purchased a similar excess of loss reinsurance contract with lower amounts of fixed minimum ceded premium requirements. Following a revision of the ultimate premium forecast for the 2007 underwriting year, due to market underwriting conditions, we have, however, increased the proportion of ceded premium on this 2007 excess of loss treaty. This increase resulted in additional premium ceded of $0.6 million for the nine months ended September 30, 2007.

Net premiums earned during the nine months ended September 30, 2007 were $63.9 million, an increase of $15.7 million, compared to $48.2 million for the nine months ended September 30, 2006. The increase in net premiums earned was primarily due to growth in Syndicate 4000’s business and the earning of premiums written in prior periods. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

Net losses and loss expenses.    Net losses and loss expenses were $39.2 million for the nine months ended September 30, 2007, compared to $37.8 million for thenine months ended September 30, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten.

Our Lloyd’s segment net loss ratio was 61.4% for the nine months ended September 30, 2007 compared to a net loss ratio of 78.4% for nine months ended September 30, 2006. The net loss ratio for the nine months ended September 30, 2006 and to a much lesser extent for the nine months ended September 30, 2007 was adversely impacted by the excess of loss reinsurance contracts that we purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of our premium regardless of the amount of gross premium we actually write. We expect that the ceding of minimum fixed amounts of premiums related to the 2006 underwriting year will continue to adversely impact, to a lesser extent, net loss ratios as the 2006 underwriting year continues to mature. The net loss ratio for the nine months ended September 30, 2007 was also lower than for the nine months ended September 30, 2006 due to net favorable prior year loss development in certain product lines from more mature accident periods, specifically in respect of the 2005 underwriting year of account. This favorable loss development reduced the loss ratio by approximately 7.5% in the nine months ended September 30, 2007.

Acquisition expenses.    Acquisition expenses were $15.7 million for the nine months ended September 30, 2007, an increase of $6.8 million compared to $8.9 million for the nine months ended September 30, 2006. The increase was due to the increase in earned premium and the factors that contribute to our increased acquisition expense described below.

Our acquisition expense ratio was 24.7% for the nine months ended September 30, 2007, an increase of 6.2%, compared to 18.5% for the nine months ended September 30, 2006. The increase is primarily attributable to four factors. First, a greater amount of business was written by program managers (which are known as delegated authority facilities at Syndicate 4000) than was the case in previous periods. Business written by program managers carries higher expenses as program managers are responsible for one or a combination of the underwriting, administration and claim related activities of a group of distinct insurance policies under supervision of Syndicate 4000. Second, in connection with a change in the estimates of acquisition expenses, we recognized a cumulative adjustment which resulted in an increased acquisition expense ratio. We expect that this change in estimating acquisition expenses will have a lesser impact on the acquisition expense ratio in the future although it is also expected that we will continue to have slightly higher acquisition expense ratios as compared to the same periods in 2006. Third, there was an increase in premium written in the specie and fine art and kidnap and ransom business. This business generally carries higher acquisition expenses than professional and financial institution product lines. To the extent that the business mix in Syndicate 4000 changes in future periods, we expect that there will be an attendant increase in the volatility of the acquisition expense ratio. The fourth reason relates to the continuing effect of the excess of loss reinsurance contract that we purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium regardless of the amount of gross premium we actually wrote. This continues to have an impact, but to a declining extent, as we continue to earn this premium throughout 2007.

General and administrative expenses.    General and administrative expenses were $10.3 million for the nine months ended September 30, 2007, compared to $9.0 million for the nine months ended September 30, 2006. The general and administrative expense ratio for the nine months ended September 30, 2007 was 16.1%, compared to 18.7% for the nine months ended September 30, 2006. The reduction in the general and administrative expense ratio is due to the increased net earned premium in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Many of the general and administrative expenses incurred by Syndicate 4000 are fixed costs such as the Lloyd’s central fund contributions, managing agency fees, both of which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee related expenses. Syndicate 4000’s Lloyd’s central fund contribution for the 2007 underwriting year was reduced to 1% of stamp capacity from 2% for the 2006 underwriting year. In addition, the lower stamp capacity for 2007 than for 2006 also contributes to lower central fund charges. These reduced costs are partially offset by increased managing agency fees payable in 2007.

Technical services

The following table summarizes and compares our technical services segment results for nine months ended September 30, 2007 and 2006.

	2007	2006	Change
	($ in thousands)
Technical services revenues	$1,706	$2,947	$(1,241)
Other income	—	215	(215)
General and administrative expenses	(1,732)	(4,250)	2,518
Net technical services loss	$(26)	$(1,088)	$1,062

Technical services revenues.     Technical services revenues were $1.7 million for the nine months ended September 30, 2007, compared to $2.9 million for nine months ended September 30, 2006. The decrease is due to remediation of one of our environmental liability assumption programs substantially occurring during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated technical services revenues to the same extent as it did in 2006. We expect that our technical services revenues will continue to decrease in future periods as the remediation nears completion.

General and administrative expenses.    Direct general and administrative expenses were $1.7 million for the nine months ended September 30, 2007, compared to $4.3 million for the nine months ended September 30, 2006. The decrease is due to remediation of one of our environmental liability assumption programs occurring during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated expenses to the same extent as it did in 2006. We expect that our technical services expenses will continue to decrease in future periods as the remediation nears completion.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company and as such, has no direct operations of its own. Quanta Holdings’ assets consist of investments in our subsidiaries through which we conduct substantially all of our business at Lloyd’s, our specialty insurance and reinsurance run-off and our technical services operations. As of September 30, 2007, we had operations in the U.S., Bermuda, Ireland and the United Kingdom.

As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses, the payment of principal and interest on any borrowings, any dividends, taxes and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest, return of capital and other statutorily permissible payments from our operating subsidiaries. We believe that the operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends, or the approval of certain regulators in the event of a return of capital, that these subsidiaries can ultimately pay to Quanta Holdings. In addition, following the withdrawal of our A.M. Best rating, the Bermuda Monetary Authority, the regulator of our most significant subsidiary, Quanta Reinsurance Ltd., amended Quanta Reinsurance Ltd.’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new insurance or reinsurance transactions. Additionally, there remain significant restrictions regarding our ability to remove the funds deposited to support our underwriting capacity of Syndicate 4000 at Lloyd’s. We continue to work with applicable regulatory authorities to facilitate our ability, as the business we have written expires over time, to pay dividends or return capital from our insurance operating subsidiaries to the holding company. The paying of dividends or return of capital to the holding company requires regulatory approval. As the Company consists of regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as ‘‘stacked subsidiaries,’’ obtaining approval to pay additional dividends or return additional capital requires the approval of a number of regulators before the funds can be made available to Quanta Holdings.

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

As of September 30, 2007, we had cash and cash equivalents and investments of approximately $817.9 million. We estimate that our cash and cash equivalents and investment balances include approximately $134.2 million that is pledged as collateral for letters of credit, approximately $162.4 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $234.1 million that is held by Lloyd’s to support our underwriting activities, $38.8 million held in trust funds that are related to our deposit liabilities and $27.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted net investments of $221.4 million, including net cash and cash equivalents of approximately $33.0 million. Of the $221.4 million, approximately $11.3 million is held by Quanta Holdings and QCH Acquisition Ltd. and $210.1 million represents net unrestricted investments held by our operating subsidiaries of which approximately $65.5 million is held by Quanta Reinsurance Ltd. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Reinsurance Ltd., hold approximately $132.1 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by other subsidiaries including Quanta Europe Ltd. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements.

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

As of September 30, 2007, we had net cash and cash equivalent balances and investments of approximately $221.4 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries.

As of September 30, 2007 and November 7, 2007, we had obligations related to fully secured letters of credit of approximately $110.8 million and $110.5 million, respectively.

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

The market value of our total investment portfolio including cash and cash equivalents was $817.9 million, of which $559.7 million related to trading fixed maturity investments, $33.0 million related to cash and cash equivalents, $141.6 million related to restricted cash and cash equivalents, $83.6 million related to trading short-term investments. Of the above amounts, $38.8 million related to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity and cash investments which are currently managed by the following external investment advisors: Deutsche Asset Management and JP Morgan Investment Management Inc., our external investment advisors. Custodians of our externally managed investment portfolios are Comerica Incorporated, JP Morgan Chase Bank N.A. and Citibank N.A.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. As of September 30, 2007, the average duration of our investment portfolio was approximately 2.4 years with an average credit rating of approximately ‘‘AAA’’ based on ratings assigned by S&P, compared to 2.7 years with an average credit rating of approximately ‘‘AA+’’ as at December 31, 2006. We currently believe that at September 30, 2007 our exposure to sub-prime mortgages was approximately $5.7 million, which represents less than one percent of our total cash and investments. We believe that these sub-prime mortgages are part of fourteen securities, each of which are rated ‘‘AAA’’ or ‘‘AA+’’ by Standard & Poor’s and has an average duration of approximately 2.2 years. We believe that the unrealized losses in these securities at September 30, 2007 and at November 2, 2007 were negligible. We believe that we do not hold collateralized debt obligations in our portfolio.

Our total investments and cash and cash equivalents totaled $817.9 million as of September 30, 2007 compared to $948.2 million as of December 31, 2006. Restricted cash and investments totaled $596.4 million, compared to $733.2 million at December 31, 2006.

Our insurance and reinsurance premiums receivable balances totaled $41.4 million as of September 30, 2007 compared to $34.6 million at December 31, 2006. The increase in premiums receivable reflects new business written by our Lloyd’s segment. Included in our premiums receivable of $41.4 million are approximately $31.5 million of written premium installments that, on September 30, 2007 were not yet due under the terms of the related insurance and reinsurance contracts. Based on our review of the remaining balance of $9.9 million, which represents premium installments that were due to the Company on September 30, 2007, we have established a provision for uncollectible premiums receivable of $1.2 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $11.4 million and $68.1 million as of September 30, 2007, compared to $12.1 million and $83.9 million as of December 31, 2006. Deferred acquisition costs relate to business written through our participation in Syndicate 4000 at Lloyd’s segment. The decrease in unearned premiums, net of deferred reinsurance, is due to lower premiums written in our run-off segments following our decision to cease underwriting or seeking new business. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $413.9 million as of September 30, 2007, compared to $402.4 million as of December 31, 2006. The increase in our net loss and loss expense reserves reflects our net losses and loss expenses incurred during the nine months ended September 30, 2007, primarily from our on-going business at Lloyd’s and other loss developments in our run-off lines. Our reserves for losses and loss adjustment expenses as of September 30, 2007 includes our estimate of gross and net unpaid loss expenses (including incurred but not reported losses) of $53.3 million and $31.0 million relating to the 2005 Hurricanes and $7.3 million and $3.7 million relating to the oil pipeline claim that occurred in 2005. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with clients and others. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate. In the three months ended September 30, 2007, we commuted several assumed reinsurance contracts and reduced our gross loss and loss expense reserves by $16.0 million. Of our total gross losses and expense reserves of $563.1 million at September 30, 2007, approximately $435.0 million or 78%, is represented by our estimate of incurred but not reported reserves. We have participated in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our reinsurance recoverables as of September 30, 2007 totaled $149.3 million, of which $4.7 million had been submitted to our reinsurers for payment, which included $4.1 million that was due on September 30, 2007, compared to reinsurance recoverables as of December 31, 2006 of $221.2 million. The decrease in our reinsurance recoverable balance primarily reflects cash of approximately $41.3 million received from reinsurers during the nine months ended September 30, 2007 and to a lesser extent favorable developments in our estimates of gross loss and loss expenses. As of September 30, 2007, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $22.3 million relating to the 2005 Hurricanes and $3.6 million relating to the oil pipeline claim that we incurred during the year ended December 31, 2006. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which we are subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate. The average credit rating of our reinsurers as of September 30, 2007 is ‘‘A’’ (excellent) by A.M. Best.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable and the amount of collateral held by the Company at September 30, 2007, together with the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	Amount of collateral	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Ltd.	$53.4	—	A+
Arch Reinsurance Ltd.	15.4	11.0	A
The Toa Reinsurance Company of America	10.3	—	A
Aspen Insurance Ltd.	8.6	2.0	A−
General Fidelity Insurance Company	8.5	—	A−
Various Lloyd’s syndicates	7.8	—	A
Max Re Ltd.	7.4	7.4	A−
Odyssey America Reinsurance Corp.	6.8	—	A
Glacier Reinsurance AG	5.8	5.8	A−
Transatlantic Reinsurance Company	4.9	—	A+
PXRE Reinsurance Ltd.	4.2	—	B+
Allianz Marine & Aviation Versicherungs AG	2.9	—	A
XL Re Ltd.	2.2	—	A+
Other Reinsurers Rated A− or Better	8.2	2.6	A−
All Other Reinsurers	2.9	—	B+ or lower
Total	$149.3	$28.8

No reinsurers other than those included above accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of September 30, 2007.

Our shareholders’ equity was $344.8 million as of September 30, 2007, compared to $328.3 million as of December 31, 2006, an increase of $16.5 million that was primarily the result of net income to common shareholders of $17.0 million for the nine months ended September 30, 2007.

As of September 30, 2007, we have provided a 100% cumulative valuation allowance against our net deferred tax assets in the amount of $48.2 million. These deferred tax assets were generated primarily from net operating losses. As a company in which most of its business is in orderly run-off, the realization of deferred tax assets is dependent upon the generation of sufficient taxable income in the future to recover tax benefits. We have determined that, due to the cumulative loss position, it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

The following table shows our capitalization as of September 30, 2007 and December 31, 2006:

	2007	2006
	($ in thousands)
Debt outstanding:
Letter of credit facilities(1)	$—	$—
Junior subordinated debentures	—	61,857
Redeemable preferred shares:
Redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; 0 issued and outstanding at September 30, 2007 and 3,130,525 issued and outstanding at December 31, 2006)	—	74,998
Shareholders’ equity:
Common shares ($0.01 par value; 200,000,000 common shares authorized; 70,107,238 and 70,008,185 issued and outstanding at September 30, 2007 and December 31, 2006(2)	701	700
Additional paid-in capital	582,819	582,578
Accumulated deficit	(236,829)	(263,830)
Accumulated other comprehensive income	(1,925)	8,888
Total shareholders’ equity	344,766	328,336
Total capitalization	$344,766	$465,191
Total debt to total capital ratio(3)	0%	29%

(1)	Consisted of secured letter of credit facilities. As of September 30, 2007 and December 31, 2006, the total amount of letters of credit outstanding under these facilities was $110.8 million and $235.4 million. See ‘‘Liquidity’’ below for a discussion of our credit facility.
(2)	This table does not give effect to warrants, options and restricted shares outstanding of 2,542,813, 599,108 and 121,724 at September 30, 2007 compared to 2,542,813, 786,764 and 211,188 at December 31, 2006.
(3)	The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of Total Debt and Total Shareholders’ Equity, or Total Capitalization.

As of September 30, 2007 (after the authorization by the BMA of the distribution from Quanta Reinsurance Ltd. of approximately $120.0 million of capital to Quanta Holdings and by the Financial Regulator in Ireland of the distribution of approximately $12.2 million of capital from Quanta Europe Ltd. to Quanta Holdings in the second quarter of 2007), we have capital that is subject to regulation in the following jurisdictions: approximately $157.9 million in Bermuda; approximately $114.7 million in the UK (Lloyd’s and the Financial Services Authority); approximately $61.5 million in the United States (mainly in Colorado and in Indiana); and approximately $7.4 million in the European Union jurisdiction unrelated to Lloyd’s and subject to the jurisdiction of the Irish Financial Regulator. The remaining balance consists of capital in our other subsidiaries.

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $80.8 million during the nine months ended September 30, 2007, primarily due to the payment of claims and expenses during the period offset by reinsurance recoverables received. During the same period, net cash of $208.1 million was provided by receipts from sales of investments (less amounts paid for purchases of investments) and net cash of $126.7 million was used in the repurchase of the Trust Preferred Securities and Series A preferred shares. Our cash flows from operations for the three months ended September 30, 2007 provided us with sufficient liquidity to meet operating cash requirements during that period.

As of September 30, 2007, we had cash and cash equivalents and investments of approximately $817.9 million. We estimate that our cash and cash equivalents and investment balances include approximately $134.2 million that is pledged as collateral for letters of credit, approximately $162.4 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $234.1 million that is held by Lloyd’s to support our underwriting activities, $38.8 million held in trust funds that are related to our deposit liabilities and $27.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted net investments of $221.4 million, including net cash and cash equivalents of approximately $33.0 million. Of the $221.4 million, approximately $11.3 million is held by Quanta Holdings and QCH Acquisition Ltd. and $210.1 million represents net unrestricted investments held by our operating subsidiaries of which approximately $65.5 million is held by Quanta Reinsurance Ltd. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Reinsurance Ltd., hold approximately $132.1 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by other subsidiaries including Quanta Europe Ltd. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements. We believe our operating subsidiaries currently have sufficient assets to pay their respective foreseen liabilities as they become due. We are working and will, over time, continue to work with applicable regulatory authorities to facilitate dividends or capital return from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties. As a result of the A.M. Best rating actions in 2006, the resulting loss of business and business opportunities, our decision to cease writing new business in all our product lines, other than business written at Lloyd’s, cash flows associated with the receipt of premiums written in our run-off segments will continue to decrease substantially.

The cash flows from discontinued operations are combined, in the statement of cash flows, with the cash flows from continuing operations within each category. We do not expect the absence of cash flows from our discontinued operations to significantly affect our future liquidity and capital resources.

On October 27, 2006, we entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the mandated lead arranger, providing for a secured bank letter of credit facility (the ’’ING credit facility’’). The ING credit facility provided for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009. Since January 1, 2007, we have reduced the aggregate commitment under the ING credit facility to $125.0 million. As of September 30, 2007 we had approximately $110.8 million of letters of credit outstanding under the ING credit facility.

Under the ING credit facility, the lenders will issue from time to time, for the account of the designated subsidiary borrowers, one or more back-to-back letters of credit naming JPMorgan Chase Bank, N.A. as beneficiary in the face amount equal to the face amount of the outstanding letters of credit under a previous credit facility with JPMorgan, and other letters of credit in an aggregate face amount up to the aggregate commitment. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S. insurance borrowers and, consequently, the amount available for letters of credit under the facility on account of those borrowers. Quanta Holdings unconditionally and irrevocably guaranteed all of the obligations of our subsidiaries to the lenders under the ING credit facility.

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

Uses of cash and liquidity

As of September 30, 2007, we had cash and cash equivalents and investments of approximately $817.9 million.

After giving effect to assets pledged or placed in trust, we estimate that we have net unrestricted investments of $221.4 million, including net cash of approximately $33.0 million. Of the $221.4 million, approximately $11.3 million is held by Quanta Holdings and QCH Acquisition Ltd. and $210.1 million represents net unrestricted investments held by our operating subsidiaries of which approximately $65.5 million is held by Quanta Reinsurance Ltd. Additionally, Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance U.S. Ltd., which are subsidiaries of Quanta Reinsurance Ltd., hold approximately $132.1 million of net unrestricted investments. The remaining amount of the net unrestricted investments balance is held by other subsidiaries, including Quanta Europe Ltd. Any distributions from these subsidiaries are subject to significant legal, regulatory and compliance requirements and may require the settlements of any applicable intercompany debts. Substantially all of our capital has been distributed among our rated operating subsidiaries based on our assessment of the levels of capital that we believe are prudent to support our business, the applicable regulatory requirements, and the recommendations of the insurance regulatory authorities and rating agencies.

Some of our insurance and many of our reinsurance contracts contained termination rights that were triggered by the A.M. Best rating action. Some of these insurance and reinsurance contracts also required us to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. At September 30, 2007, we had cash and cash equivalent and investment balances of approximately $221.4 million that were available to post as security or place in trust.

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

Quanta Holdings is dependent on dividends and other payments from its operating subsidiaries to satisfy its obligations. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we have incurred substantial costs, including severance payments, in connection with the implementation of any changes based on such decision. This decision also involves significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. Additionally, we have entered into agreements with Peter D. Johnson and Jonathan J.R. Dodd, and a number of other key employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these agreements, our cash requirements would include payments in an aggregate amount of up to approximately $5.3 million. Of this amount, $0.7 million is included within our accounts payable and accrued expenses at September 30, 2007.

We expect that our cash requirements for the payment of claims will be significant in future periods as we receive and settle claims, including those relating to the claims for the hurricanes that occurred in 2005.

We incurred an insignificant amount of capital expenditures during the three months ended September 30, 2007. As we continue to manage the run-off of our specialty insurance and reinsurance business other than our Lloyd’s business, we are unable to quantify the amounts of future capital expenditures we may have to incur.

Dividends and Redemptions

Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends. Approval from regulatory authorities is required and we will continue to work with applicable regulatory authorities to facilitate dividends or capital return from our subsidiaries to Quanta Holdings. Further, our ability to pay dividends is subject to regulatory and contractual constraints, including the terms of the ING credit facility. Working with these regulators will take a long period of time and require the Company to meet many conditions.

Off-Balance Sheet Arrangements

As of September 30, 2007, we do not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

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

As described under ‘‘Liquidity’’ above, we entered into the ING credit facility providing for the issuance of letters of credit for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of September 30, 2007 and December 31, 2006, we have approximately $110.8 million and $235.4 million of secured letters of credit issued and outstanding. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedant companies that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of September 30, 2007, we had approximately $162.4 million in cash and cash equivalents and investments held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $234.1 million that is held by Lloyd’s to support our underwriting activities, $38.8 million held in trust funds that are related to our deposit liabilities and $27.0 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. We currently have cash and cash equivalent balances of approximately $33.0 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

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

As of September 30, 2007 we did not hold any derivative instruments.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of September 30, 2007, our investment portfolio included $7.2 million, or 1.1% of our total net invested assets, of securities that were denominated in foreign currencies and were purchased on behalf of Syndicate 4000, these securities were all rated AAA. At September 30, 2007, we did not hold any foreign currency forward contracts relating to foreign currency denominated investments.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of September 30, 2007, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under management by third party investment managers of approximately $817.9 million would have been an estimated decrease in market value of approximately $15.1 million, or 2.4%. The impact on our net invested assets, including cash and cash equivalents, under management by third party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $15.1 million, or 2.4%.

As of September 30, 2007, our investment portfolio included AAA rated asset and mortgage-backed securities with a market value of $222.0 million, or 34.5%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody’s Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio’s market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of September 30, 2007, the average credit quality of our investment portfolio was AAA, and 100.0% of fixed income securities held were investment grade.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of September 30, 2007, our loss and loss adjustment expenses recoverable from reinsurers balance was $149.3 million, of which $4.7 million had been submitted to our reinsurers for payment, including $4.1 million that was due on September 30, 2007. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers’ financial strength ratings and seek letters of credit to collateralize balances due. At September 30, 2007 there were $28.8 million of letters of credit collateralizing balances due to us.

We are also exposed to credit risk relating to our premiums receivable balance. As of September 30, 2007, our premiums receivable balance was $41.4 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007.

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

Because of the material weaknesses discussed in our Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended September 30, 2007, we made the following changes:

•	We expanded our database that was implemented in the fourth quarter of 2006 to automate the accumulation and summarization of reported and paid loss data on several of our product lines provided to our Chief Actuary to facilitate the calculation of IBNR reserves and journal entries to record earned ceded premiums and commissions and the related asset and liability balances. This expansion enhanced the quality of certain of our processes and procedures, eliminated several complex spreadsheets that were susceptible to error, and eliminated certain other manual processes.

•	We hired a new Senior Vice President of Finance and a Vice President, Treasurer; each of whom possesses strong financial skills and significant run-off experience. We anticipate that these key additions will strengthen our financial management staff.

There were no other significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The Court has not yet made any rulings addressing the merits of these cases, nor has the Court decided whether it will certify any case against the Company to proceed as a class action. The Company has filed responsive pleadings in September 2007 and intends to continue to defend these actions vigorously.

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

ITEM 6.    EXHIBITS

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

Quanta Capital Holdings Ltd.
Date: November 9, 2007	/s/ Peter D. Johnson
Peter D. Johnson (On behalf of the registrant and as Principal Executive Officer)
Date: November 9, 2007	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.