Form 10-K
period 2007-12-31
QUANTA CAPITAL HOLDINGS LTD
filed 2008-03-14
CIK 1264242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File number: 000-50885

QUANTA CAPITAL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
22 Church Street, Penthouse Hamilton, Bermuda HM (Address of principal executive offices)	HM 11 (Zip code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, Par Value $0.01	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer (do not check if a smaller reporting company}	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the Registrant’s common shares, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2007, was $167,819,906. For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners have been deemed affiliates.

Number of the Registrant’s common shares outstanding as of February 15, 2008 was 70,135,502.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2008 annual general meeting of shareholders are incorporated by reference into Part III.

QUANTA CAPITAL HOLDINGS LTD.
FORM 10-K

PART I

Item 1.    Business

General

In this annual report, references to the ‘‘company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’ refer to Quanta Capital Holdings Ltd. and its subsidiaries (which include, Quanta Reinsurance Ltd., Quanta U.S. Holdings Inc., Quanta Reinsurance U.S. Ltd., Quanta 4000 Holding Company Ltd., Quanta Indemnity Company, Quanta Specialty Lines Insurance Company, Quanta Europe Ltd., Quanta Technical Services LLC and, on or before February 13, 2008, Quanta 4000 Ltd.) unless the context suggests otherwise. We refer to Quanta Reinsurance Ltd., Quanta Reinsurance U.S. Ltd., Quanta Indemnity Company, Quanta Specialty Lines Insurance Company, Quanta Europe Ltd., Quanta 4000 Ltd. and Pembroke JV Ltd. as Quanta Re, Quanta U.S. Re, Quanta Indemnity, Quanta Specialty Lines, Quanta Europe, Syndicate 4000 and Pembroke JV, as the case may be. References to Quanta Holdings refer solely to Quanta Capital Holdings Ltd.

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

Overview and Recent Events

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. Following events in the first half of 2006, we have been conducting a self-managed run-off of our insurance and reinsurance businesses as more fully described below. Until February 13, 2008, we also participated in the ‘‘A’’ rated Lloyd’s market through Syndicate 4000.

We conduct our operations principally through our subsidiaries domiciled in Bermuda, Ireland and the United States. We may change our corporate organization from time to time as we run-off our business.

On February 13, 2008, we completed the disposition of all of our interests at Lloyd’s which was our only line of business not in active run-off and on March 13, 2008, we announced that we declared a dividend of $1.75 per common share payable on March 28, 2008 to our shareholders of record on March 25, 2008. We continue to consider and evaluate strategic alternatives that may include the sale of the company or some or all of our remaining businesses or assets, or a combination of one or more alternatives. There can be no assurance as to the timing, structure or terms of such a transaction.

Our Business

Run-off of Our Specialty Insurance and Reinsurance Portfolios

On March 2, 2006, A.M. Best announced that it had downgraded the financial strength rating assigned to Quanta Re and its subsidiaries and Quanta Europe to ‘‘B++’’ (very good), under review with negative implications. The A.M. Best ‘‘A’’ (excellent) rated Lloyd’s market, including Syndicate 4000, was not subject to the rating downgrade. Following this rating action, our board of directors decided to explore strategic alternatives, including the potential sale of some or all of our businesses, the run-off of certain product lines or business or a combination of alternatives. On June 7, 2006, A.M. Best, downgraded our financial strength rating, from ‘‘B++’’ (Very Good) to ‘‘B’’ (Fair). Following this rating action, A.M. Best, at our request, withdrew the financial strength ratings of Quanta Holdings and its operating subsidiaries, excluding Syndicate 4000 in the A-rated Lloyd’s market. During the third quarter of 2006, following A.M. Best’s rating actions our board of directors, after a review of strategic alternatives, decided to substantially cease writing new insurance and reinsurance business and commenced a self-managed run-off of our remaining insurance and reinsurance portfolios. Also during the third quarter of 2006, we sold ESC, a subsidiary through which we provided environmental consulting services, including investigation, remediation and engineering services, assessment services, information management services and other technical services.

The self-managed run-off of insurance and reinsurance portfolios, is expected to continue to take place over a number of years (because our policy obligations remain in force during that period) and may result in the dissolution or sale of our Company. During this time, the main activities we are undertaking are:

•	negotiating cancellations, commutations, novations and portfolio transfers with counterparties;

•	collecting premium receivables and reinsurance recoverables;

•	managing our investment assets;

•	supervising claims handling by our third party claims administrators; and

•	reporting to and negotiating with regulatory agencies in multiple jurisdictions, including regarding license renewals, withdrawal plans and return of capital following satisfaction of policy obligations and other requirements.

Until we substantially ceased writing new business, our two traditional product lines were specialty insurance and specialty reinsurance. Our specialty insurance product line focused on professional liability, environmental liability, fidelity and crime, technical risk property, trade credit, political risk and surety. Our specialty reinsurance product line included marine and aviation reinsurance and casualty reinsurance. Some of the products offered to our clients were written as programs or as a structured product or a combination of a traditional policy with a program or a structured product. Programs rely on third parties, called program managers, who are engaged in the business of managing one or a combination of the underwriting, administration and claim related activities of a group of distinct specialty insurance policies under the supervision of an insurance company. Traditionally, program managers contract with an insurance company, which provides the insurance policies and capacity and supervises the program manager. Each group of policies and the related relationship with the program manager is called a program. Our largest program was our residential builders’ and contractors’ program that provides general liability, builders’ risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. We refer to this program as the HBW program.

Syndicate 4000 at Lloyd’s

On February 13, 2008, we sold Quanta 4000 and our interest in Pembroke JV to Chaucer Holdings PLC and received the return of $117.2 million which had previously been pledged to Lloyd’s as security for the business being written by Syndicate 4000. Therefore, we no longer participate in Syndicate 4000. The sale of our insurance operations at Lloyd’s follows the restructuring of those operations on March 1, 2007 through which we diversified the capital that was provided to Syndicate 4000 by obtaining 10% of this capital commitment from a subsidiary of Chaucer Holdings PLC and maintaining the capital we had previously pledged which then accounted for the remaining 90% of Syndicate 4000’s capital. This restructuring also resulted in the appointment of Pembroke Managing Agency as the managing agent of Syndicate 4000, a role that was previously held by a subsidiary of Chaucer Holdings PLC.

During 2007, Syndicate 4000 wrote financial institution, professional indemnity and directors’ and officers’, specie and fine art coverage in the A.M. Best ‘‘A’’ rated Lloyd’s market in London. The location of the risks that were written in Syndicate 4000 may be anywhere in the world. Syndicate 4000 was the market lead on a significant number of policies in the syndicate, which allowed it to deal with the broker or insured in establishing policy terms and managing particular claims.

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

Claims Management

In the fourth quarter of 2007, we outsourced our claims to third party claim administrators, over whom we have direct oversight. The third party claims administrators strive to investigate, evaluate and settle claims as efficiently and effectively as possible.

When a claim is reported, the third party claims administrators conduct an initial review of the validity of the claim and communicate the assessment of coverage and, if possible, the proposed method of handling the claim to the insured. Depending on the severity, the third party claims administrators also communicate with our management team. We base the authority for payment and establishing reserves on the level and experience of our management team.

We have established procedures, along with our third-party claim administrators, to record reported insurance claims upon receipt of notice of the claim. To assist with the adjustment and tracking of losses, we have established an information database for all insurance claims. The database is also used for management reporting and accumulation of significant reported events.

The third party claims administrators draw on internal and external resources to analyze the basis for coverage and determine the proper settlement of claims. We have also established networks of external legal and claims experts to augment the third party claims administrators.

With respect to reinsurance contracts, claims are mainly managed by the claims department of the ceding company or primary insurer. As individual claims become larger and more complex, we may confer with underlying carriers and ceding companies. From time to time, our claims professionals conduct audits of specific claims and the overall claims procedures of our clients. Through these audits, we seek to evaluate their claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their reinsurance loss notification procedures, the adequacy of their reserves, their negotiation and settlement practices, their adherence to claims-handling guidelines and the validity of claims.

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

Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim and reserves for incurred but not reported, or IBNR, losses and loss expenses. We have established these two categories of loss reserves as follows:

•	Case reserves — Following our analysis of a notice of claim received from an insured, broker or ceding company, we determine whether the claim is valid and, if so, we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. We establish case reserves based upon the availability of coverage and may subsequently supplement or reduce the reserves as our claims department deems necessary. We also review our case reserves on a quarterly basis.

•	IBNR reserves — We estimate and establish reserves for loss amounts incurred but not yet reported, including expected development of reported claims. These IBNR reserves include estimated loss expenses. We calculate IBNR reserves by using generally accepted actuarial techniques. We rely on the most recent information available, including pricing information, industry information and our historical reported claims data. We will revise these reserves for losses and loss expenses as additional information becomes available and as claims are reported and paid. We also review our IBNR reserves on a quarterly basis.

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

Several aspects of our insurance and reinsurance products we offered until we ceased writing new business and our Lloyd’s insurance products further complicate the actuarial reserving techniques for loss reserves as compared to other insurance and reinsurance carriers. Among these aspects are the differences in our policy forms from more traditional forms, the lack of complete historical data for losses and our expectation that losses in excess of our attachment levels will be characterized by low frequency and high severity claims. All of these factors tend to limit the amount of relevant loss experience that we can use to gauge the emergence, severity and payout characteristics of our loss reserves.

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

With respect to the year ended December 31, 2007, in establishing our reserves for losses and loss expenses, we reviewed reserve estimates of an actuary employed with our company and of an external actuary specialist. We recorded these reserves as of the year ended December 31, 2007 based on the highest aggregate reserve amount of the estimates we reviewed. While we believe that we are able to make a reasonable estimate of our ultimate losses, we may not be able to predict our ultimate claims experience as reliably as other companies that have had insurance and reinsurance operations for a period of time, and we cannot assure you that our losses and loss expenses will not exceed our total reserves.

For more discussion of our estimation and establishment of loss reserves, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ceded Reinsurance

During 2007, Syndicate 4000 ceded a portion of its written premiums through excess of loss treaty and facultative reinsurance contracts, as well as other agreements, which provide substantially similar financial protections. Prior to ceasing the writing of insurance, we also ceded a portion of our written premiums and purchased retrocessional coverage, which is reinsurance of a reinsurer’s business.

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

Ceded reinsurance and retrocessional protection do not relieve us of our obligations to our insureds or reinsureds. We must pay these obligations without the benefit of reinsurance to the extent our reinsurers or retocessionaires do not pay us. We evaluate and monitor the financial condition of our reinsurers and monitor concentrations of credit risk. We have sought to purchase reinsurance from entities rated ‘‘A−’’ or better by S&P or A.M. Best, and we regularly monitor its collectibility, making balance sheet provisions for amounts we consider potentially uncollectible and requesting collateral where possible.

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

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management’s forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk. In addition, although we record our investments at fair value as required by GAAP and based on information provided by our external investment managers, there can be no assurance that we would collect these amounts in cash if we were to liquidate portions or our entire investment portfolio at this time. For more information about our investments, see ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ below.

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

Risk Management in Syndicate 4000

In Syndicate 4000, during 2007, underwriting authority was granted to Mark H. Wheeler who, in turn, issued detailed letters of underwriting authority to each of the leaders of our product lines at Lloyd’s. Mr. Wheeler reviewed these letters annually. These letters contain underwriting eligibility criteria and quantifiable limits depending on the product line.

While we were conducting insurance business through Syndicate 4000, we believe we employed a disciplined approach to underwriting and risk management that relied heavily upon the collective underwriting expertise of our management and staff. We believe this expertise was guided by the following underwriting principles:

•	Our own independent pricing or risk review of insurance and facultative risks;

•	Acceptance of only those risks that we believed would earn a level of profit commensurate with the risk they present; and

•	Limitation of the business we accepted to only that business that was consistent with our corporate risk objectives.

Additionally, underwriters at Syndicate 4000 used contract exclusions and terms and conditions, as appropriate, to further eliminate particular risk exposures that our underwriting team deems to be unacceptable.

Relationships with Brokers in Syndicate 4000

During 2007, Syndicate 4000 produced substantially all of its business through insurance brokers worldwide who receive a brokerage commission usually equal to a percentage of gross premiums. Brokerage commissions are generally negotiated on a policy by policy basis. Aon Ltd and Marsh Ltd. accounted for approximately 19% and 17% of the gross premiums of Syndicate 4000 during 2007. Eight other brokers accounted for approximately 41% of additional gross premiums of Syndicate 4000 during 2007.

Competition for Syndicate 4000

The insurance industry is highly competitive. During 2007, Syndicate 4000 competed both within the Lloyd’s market and with insurance carriers outside of the Lloyd’s market. Competition varied depending on the type of business being insured or reinsured. Syndicate 4000 competed on an international and regional basis with major U.S., Bermuda, European and other international insurers and certain underwriting syndicates.

Regulation

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

Our run-off activities are subject to regulation in Bermuda, Ireland and the United States.

Bermuda Regulation

As a holding company, Quanta Holdings is not subject to Bermuda insurance regulations.

Quanta Re and Quanta U.S. Re are registered as Class 4 and Class 3 insurers under the Insurance Act by the Bermuda Monetary Authority, or the BMA, which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. Since the businesses of Quanta Re and Quanta U.S. Re are in run-off, the BMA has amended the licenses of these entities to require that they seek the approval from the BMA prior to paying any dividend to Quanta Holdings and to prohibit them from engaging in any new transactions.

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

Statutory Financial Statements

An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. GAAP. Each of Quanta Re and Quanta U.S. Re, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

The BMA has announced that it is proposing that Class 4 insurers file, with their annual statutory return, audited GAAP financial statements, which will be published subject to certain conditions.

Annual Statutory Financial Return

Quanta Re and Quanta U.S. Re are required to file with the BMA statutory financial returns no later than four months after their financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in his opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

The BMA has announced that it proposes to expand the statutory financial return to include additional forward-looking risk management information, such as pro forma financial statements and prescribed stress and scenario testing.

Minimum Solvency Margin and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Quanta Re must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Quanta Re is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)	$100,000,000;

(B)	50% of net premiums written (being gross premiums written less any premiums ceded by Quanta Re, but Quanta Re may not deduct more than 25% of gross premiums when computing net premiums written); and

(C)	15% of loss and other insurance reserves.

Quanta Re is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Quanta Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Quanta Re is also prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA at least seven days before payment of such dividends an affidavit stating that it will continue to meet the required margins.

Quanta Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins. In addition, at any time it fails to meet its solvency margin, Quanta Re will be required, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

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

Additionally, under the Companies Act, neither Quanta Holdings nor Quanta Re nor Quanta U.S. Re may declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Bermuda Solvency Capital Requirement

As part of the BMA’s ongoing review of Bermuda’s insurance supervisory framework, the BMA is introducing a new risk-based capital model (the ‘‘Bermuda Solvency Requirement’’ or ‘‘BSCR’’) as a tool to assist both in measuring risk and determining appropriate capitalization. It is expected that formal legislation will come into force in 2008 to apply these standards. In addition, the BMA intends to allow insurers to make application to the BMA to use their own internal capital models instead of the BSCR in cases where insurers can establish that their respective internal capital models better reflect their company characteristics. The BMA intends to consult further with insurers on these proposals prior to their formal implementation.

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

Notification by shareholder of new or increased control

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

Objection to existing shareholder

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

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As ‘‘exempted’’ companies, Quanta Holdings, Quanta Re and Quanta U.S. Re may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Quanta Holdings’ business, Quanta Re’s business or Quanta U.S. Re’s business (as the case may be) carried on outside Bermuda. Quanta Re and Quanta U.S. Re both are licensed insurers in Bermuda, and it is expected that they will be able to carry on activities from Bermuda that are related to and in support of their insurance business in accordance with their licenses.

Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition the BMA must approve all issuances and transfers of shares of a Bermuda exempted company.

The Bermuda government actively encourages foreign investment in ‘‘exempted’’ entities like Quanta Holdings that are based in Bermuda, but which do not operate in competition with local businesses. Quanta Holdings, Quanta Re and Quanta U.S. Re are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda; however, Quanta U.S. Re will be taxed as a U.S. corporation.

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

Irish Regulation

Quanta Europe is incorporated under the laws of Ireland, has a registered office in Ireland and is in the process of running off its business. In March 2007, it submitted a withdrawal plan to the Irish Financial Services Regulatory Authority (which has recently re-branded itself as the Financial Regulator), or FR. During the second quarter of 2007, Quanta Europe returned $12.2 million which was the majority of its capital to Quanta Holdings, its parent, and it continues to execute on the withdrawal plan so that it may return the remaining portion of its capital to its parent in the future. As a non-life insurance company, Quanta Europe is subject to the regulation and supervision of FR pursuant to the Insurance Acts and Regulations and is authorized to undertake various classes of non-life insurance business.

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

In addition to the obligations imposed on Quanta Europe by the Insurance Acts and Regulations, FR has granted the authorization subject to certain conditions as is typical for Irish authorized insurers. The following are the main conditions that have been imposed:

•	Quanta Europe will not be permitted to reduce the level of its initial capital without the consent of FR;

•	Quanta Europe may not make any dividend payments without FR’s prior approval;

•	no loans may be made by Quanta Europe without prior notification to and approval of FR;

•	Quanta Europe must maintain a minimum solvency margin equal to 200% of the solvency margin laid down by the Insurance Acts and Regulations (and a solvency ratio (of free assets to net premium) of 50%); and

•	Quanta Europe is required to maintain a minimum guarantee fund (minimum capital) irrespective of capital requirements under solvency calculations of 3.0 million Euro.

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

FR may also suspend an authorization in certain circumstances. If FR revokes the authorization of an insurer, the right of that insurer to continue its activities in another European Economic Area member state, whether by way of freedom of services or through a right of establishment of a branch, will immediately cease.

Approval of Directors and Managers

In addition to the restrictions set forth above, FR must approve the appointment of any new directors or managers of Quanta Europe.

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

The state insurance holding company system statutes may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Quanta Holdings, Quanta

U.S. Holdings, Quanta Indemnity or Quanta Specialty Lines including through transactions, and in particular unsolicited transactions, that we or our shareholders might consider to be desirable.

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

As a result of the requirements relating to the provision of credit for reinsurance, Quanta Re, Quanta U.S. Re and Quanta Europe are indirectly subject to some regulatory requirements imposed by jurisdictions in which ceding companies are licensed. Because Quanta Re, Quanta U.S. Re and Quanta Europe were not licensed, accredited or otherwise approved by or domiciled in any state in the United States, primary insurers were only willing to cede business to Quanta Re, Quanta U.S. Re and Quanta Europe if we provided adequate security to allow the primary insurer to take credit on its balance sheet for the reinsurance it purchased. We typically provided this security through the posting of a letter of credit or deposit of assets into a trust fund for the benefit of the primary insurer.

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

Federal Regulation

We are subject to numerous federal regulations, including the Securities Act of 1933, the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) and other federal securities laws. As we continue with the run-off of our business, we must monitor our compliance with these laws, including our maintenance of any available exemptions from registration as an investment company under the Investment Company Act of 1940. Any failure to comply with these laws or maintain our exemption could have a material adverse effect on our operations and on the market price of our common shares. Although state regulation is the dominant form of U.S. regulation for insurance and reinsurance business, from time to time Congress has shown concern over the adequacy and efficiency of the state regulation.

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

Quanta Holdings has received written assurance dated May 27, 2003 from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, that if any legislation is enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax would not be applicable to Quanta Holdings or to any of its operations, shares, debentures or obligations until March 28, 2016; provided, that the assurance is subject to the condition that it will not be construed to prevent the application of such tax to people ordinarily resident in Bermuda, or to prevent the application of any taxes payable by Quanta Holdings in respect of real property or leasehold interests in Bermuda held by it. Quanta Re and Quanta U.S. Re also received such written assurance dated June 23, 2003.

Certain Irish Tax Considerations

We intend that Quanta Europe, a company incorporated in Ireland, will be managed and controlled in Ireland and, therefore, will be resident in Ireland for Irish tax purposes and subject to Irish corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by Quanta Europe, once authorized, from an Irish trade (that is, a trade that is not carried on wholly outside of Ireland) will be subject to Irish corporation tax at the current rate of 12.5%. Other income (that is income from passive investments, income from non-Irish trades and income from certain dealings in land) will generally be subject to Irish corporation tax at the current rate of 25%.

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

U.K. Taxation of Quanta Holdings, Quanta Re, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta Indemnity and Quanta 4000

U.K. Residence.    None of Quanta Holdings, Quanta Re, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines nor Quanta Indemnity are incorporated in the U.K. Accordingly, they should not be treated as being resident in the U.K. unless their central management and control is exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. We intend to manage Quanta Holdings, Quanta Re, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines and Quanta Indemnity so they are not resident in the U.K. for U.K. corporation tax purposes. Quanta 4000 and Pembroke JV, as companies incorporated in the U.K., are treated as being resident in the U.K. and are subject to U.K. corporation tax on their respective worldwide income and gains. The maximum rate of U.K. corporation tax is currently 30%.

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

We intend to operate in such a manner that none of Quanta Holdings nor any of its subsidiaries will carry on a trade in the U.K. through a permanent establishment in the U.K. Whether a trade is being carried on in the U.K. through a permanent establishment in the U.K. is an inherently factual determination. Since U.K. case law and U.K. statutes fail to identify definitively activities that constitute a trade being carried on in the U.K. through a permanent establishment in the U.K., we cannot assure you that HM Revenue & Customs will not contend successfully that Quanta Holdings or any of its subsidiaries has been or will be carrying on a trade in the U.K. through a permanent establishment in the U.K. We believe that the U.S. subsidiaries of Quanta Holdings qualify for benefits under the tax treaty between the U.K. and the United States. If any of our U.S. subsidiaries qualifying for such benefits were to be carrying on a trade in the U.K. through a U.K. permanent establishment, they would only be subject to U.K. corporation tax if the U.K. permanent establishment constituted a permanent establishment for the purposes of that treaty and then only to the extent that any profits were attributable to that permanent establishment in the U.K. determined in accordance with the provisions of the U.K.—United States tax treaty.

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

If we or any of our subsidiaries, other than any subsidiary incorporated in the U.K. as a contact office for Quanta Re, were treated as being resident in the U.K. for U.K. corporation tax purposes, or, were to be carrying on a trade in the U.K. through a permanent establishment in the U.K., the results of our operations and your investment could be materially adversely affected.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a summary of certain U.S. federal income tax considerations relating to Quanta Holdings, Quanta Re, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta Indemnity and Quanta U.S. Re and the ownership of our shares by investors. As discussed further in this annual report and based on our expected business, properties, ownership, organization, source of income and manner of operation, we believe that (1) no U.S. Person that owns shares in Quanta Holdings directly or indirectly through foreign entities should be subject to treatment as a 10% U.S. Shareholder of a controlled foreign corporation, or CFC, and (2) Quanta Holdings should not be considered a passive foreign investment company, for the year ended December 31, 2007. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for the year ended December 31, 2007.

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

U.S. Taxation of Quanta Holdings, Quanta Re, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta U.S. Re and Quanta Indemnity

U.S. Income and Branch Profits Tax.    A foreign corporation deemed to be engaged in the conduct of a trade or business in the U.S. will generally be subject to U.S. federal income tax (at a current maximum rate of 35%), as well as a 30% branch profits tax in certain circumstances, on its income which is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable income tax treaty, as discussed below. Quanta Holdings, Quanta Europe and Quanta Re intend to operate in such a manner that they will not be considered to be conducting a trade or business within the United States for purposes of U.S. federal income taxation. Whether a trade or business is being conducted in the United States is an inherently factual determination. Because the Internal Revenue Code, Treasury Regulations and court decisions fail to identify definitively activities that constitute being engaged in a trade or business in the United States, we cannot assure you that the IRS will not contend successfully that Quanta Holdings, Quanta Re and/or Quanta Europe are or will be engaged in a trade or business in the United States. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation is entitled to deductions and credits only if it timely files a U.S. federal income tax return (which requirement may be waived if the foreign corporation establishes that it acted reasonably and in good faith in its failure to timely file such return). Quanta Holdings, Quanta Europe and Quanta Re intend to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax.

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if (1) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the United States or Bermuda or U.S. citizens and (2) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the United States or Bermuda nor U.S. citizens. Quanta Re believes it is entitled to the benefits of the Bermuda Treaty. Assuming Quanta Re is entitled to the benefits under the Bermuda Treaty, it will not be subject to U.S. federal income tax on any insurance income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the United States. Whether business is being conducted in the United States through a permanent establishment is an inherently factual determination. Quanta Re intends to conduct its activities so as not to have a permanent establishment in the United States, although we cannot assure you that it will achieve this result.

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

Foreign corporations also are subject to U.S. withholding tax at a rate of 30% of the gross amount of certain ‘‘fixed or determinable annual or periodical gains, profits and income’’ derived from sources within the United States (such as dividends and certain interest on investments), to the extent such amounts are not effectively connected with the foreign corporation’s conduct of a trade or business in the United States. The tax rate is subject to reduction by applicable treaties. The Bermuda Treaty does not provide such a reduction. Dividends, if any, paid by Quanta U.S. Holdings to Quanta Holdings, therefore, will be subject to 30% U.S. withholding tax. The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to premiums paid to Quanta Re is 4% for insurance premiums and 1% for reinsurance premiums. The excise tax does not apply to premiums paid to Quanta Europe assuming that Quanta Europe is entitled to the benefits of the Irish Treaty, to the extent that Quanta Europe does not reinsure the risk with a reinsurer which is not entitled to the benefits of a bilateral tax treaty with the United States in which the United States has waived the excise tax.

Quanta U.S. Holdings is a Delaware corporation, Quanta Indemnity is a Colorado corporation and Quanta Specialty Lines is an Indiana corporation. Quanta U.S. Re is a Bermuda corporation that will be taxed as a U.S. corporation pursuant to an election under section 953(d) of the Internal Revenue Code. Each will be subject to taxation in the United States on its worldwide income at regular corporate rates.

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

Employees

As of March 10, 2008, we employed approximately 46 full-time employees, all of whom are engaged in our run-off activities. Of these employees, the majority deal with financial, legal, regulatory and general administrative matters, four are engaged in assumed and ceded reinsurance, four serve in the policy servicing administration and one handles claims. We also engage consultants and temporary personnel when needed.

In order to retain the services of Jonathan J.R. Dodd, our chief financial officer, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of their termination without cause or following a change of control. These agreements also contain non-competition and non-solicitation provisions. However, generally, our other employees, including our chief executive officer, do not have non-competition agreements with us or agreements requiring us to employ them over a fixed term. Therefore, these other employees, including our chief executive officer, may voluntarily terminate their employment with us at any time and are not restricted from seeking employment with others who may seek their expertise.

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

Risks Related to the Run-off

Our self-managed run-off is subject to a number of risks.

We recently sold our remaining insurance business and our only remaining business is the run-off of our insurance and reinsurance operations. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations, cancellations or other arrangements to mitigate our liabilities, obtain premium that has been due but not paid to us for an extended period of time, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses such that they do not exceed income from investments, prevent investment losses or maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries. Furthermore, we remain subject to extensive regulation and the risk that regulators may seek to supervise or gain and retain control over our subsidiaries, which would impede our efforts to extract capital from those subsidiaries over time. In addition, running-off these businesses creates substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. If any of these risks materializes, it may have a material adverse impact on the value of our assets, increase our operating costs or result in liquidity strains.

We may experience unfavorable claims development or receive additional claims which could result in additional losses.

Unfavorable claims experience related to the run-off of any or all of our lines of business may occur and would result in losses in the future as we still have policies in force that have terms in excess of ten years. In addition, as required by U.S. Generally Accepted Accounting Principles, we have not established reserves for claims that may arise from losses occurring in the future on the policies that remain in force. If our reserves associated with the underlying reinsurance exposures are insufficient, it could result in losses and an increase in cost and management time related to arbitration and other dispute resolution.

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

We are dependent on our executives and other key employees to run-off our business and to identify, evaluate and complete any strategic transaction. We may not be able to retain our personnel or attract any needed new personnel, which may have a material adverse effect on our company and the execution of our run-off plan.

Our failure to retain members of our management team, key employees and other personnel and our inability to attract any needed new personnel or to use our existing personnel in new, altered or expanded roles could significantly and negatively affect our ability to conduct our self-managed run-off and to evaluate and complete any strategic transaction. In order to retain the services of Jonathan J.R. Dodd, our chief financial officer, and a number of other key employees, we have entered into retention agreements with these employees that provide for specified severance payments in the event of their termination without cause or following a change of control. These agreements also contain non-competition and non-solicitation provisions. However, we do not have a retention agreement with Peter D. Johnson, our chief executive officer. He and our other employees who we did not enter into retention agreements with are not restricted from seeking employment with our competitors or others who may seek their expertise.

We face significant litigation relating to alleged securities law violations.

Two class action lawsuits have been filed against Quanta Holdings and certain of its officers and directors on behalf of putative classes consisting of investors who purchased our publicly traded series A preferred securities and common shares. The complaints allege, among other things, that we made false, misleading and incomplete statements regarding loss estimates in violation of the federal securities laws. It is possible that additional lawsuits relating to these matters may be filed against us and/or certain of our current and former officers and directors in the future. It is also possible that administrative proceedings or regulatory proceedings could be commenced against us in the future.

These lawsuits and any future proceedings could be expensive and could divert management’s attention and other resources away from other matters. Any such diversion of management’s attention or other resources could negatively and materially impact our self-managed run-off. We cannot predict the timing of any trials with respect to these lawsuits and any future proceedings. We are not currently able to estimate legal defense costs or the amount of any damages that we may be required to pay in connection with these lawsuits and any future proceedings. The class action lawsuits which could continue for a significant period, are currently at an early stage and we have very little information as to the course either will take. In view of the inherent difficulty of predicting the outcome of litigation, particularly where the claimants seek indeterminate damages, we are unable to predict the outcome of these matters and at this time cannot reasonably estimate the possible loss or range of loss with respect to this lawsuit and any future proceedings.

We have not established any reserves for any potential liability relating to the class action lawsuits. We have insurance coverage (above a certain self-insured retention) with respect to claims such as these lawsuits but it is not currently possible to determine whether such insurance coverage will be adequate to cover our defensive costs and any losses.

The existence of the class action lawsuits or the perceived probability of future proceedings could have a material adverse effect on the market price of our common stock.

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

In accordance with industry practice, we frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers, and these brokers, in turn, are expected to pay these amounts over to the clients that have purchased insurance or reinsurance from us in the past. If a broker fails to make such a payment in a significant portion of business that we write, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations. Likewise, when we are required to return premiums in connection with a cancellation or commutation, the brokers collect these payments from us but these premiums are not considered returned. Accordingly, the policy is not cancelled or commuted and our risk is not terminated until the broker returns these premiums to the client. Lastly, our reinsurers and retrocessionaires in many cases make payments owed to us to brokers and these brokers, in turn, are expected to pay these amounts to us. If a broker fails to make such a payment to us, we may be unsuccessful in obtaining payment from the reinsurer or retrocessionaire or we may incur costs in enforcing the payment of amounts owed to us. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our business.

If actual claims exceed our loss reserves, our financial position could be significantly adversely affected.

Our success depends upon our ability to accurately assess the risks associated with the businesses that we insured and reinsured. To the extent actual claims exceed our expectations we will be required to immediately recognize the less favorable experience as we become aware of it. This could cause a material increase in our liabilities and reduction of capital. It is early in our history and the number and size of reported claims may increase, and their size could exceed our expectations.

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

We invest the premiums we received from customers. Our investment portfolio currently contains highly rated and liquid fixed income securities. Our investment portfolio is invested by professional investment advisory management firms under the direction of our management team in accordance with our investment guidelines and are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The volatility of our claims may force us to liquidate securities. The obligations under the credit facility are currently fully secured by investments and cash. If a default occurs under the credit agreement, our lenders may require us to cash collateralize a portion or all of the outstanding letters of credit issued under the facility, which may be accomplished through the substitution or liquidation of collateral. These events may cause us to incur capital losses. Our investment results and, therefore, our financial condition may also be impacted by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall market conditions. Further, if we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will affect our ability to conduct business.

Our utilization of program managers and other third parties to support our business exposes us to operational and financial risks.

In our program product line, we relied on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our business in this segment. In these arrangements, we typically granted the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provided and other contractual restrictions and obligations. Should our managers have issued policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for these policies. We aim to resist claims related to policies that exceeded or expanded on our underwriting intention, however, it is possible that we would not prevail in such an action, or that our program managers would be unable to substantially indemnify us for their contractual breach.

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

To limit our risk of loss and to mitigate the volatility of losses upon our financial results, we used reinsurance and retrocessional coverage, which is reinsurance of a reinsurer’s business. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. Currently, there is a high level of demand for these arrangements. The occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers which could have a material adverse effect on our results of operations. We cannot assure you that we will be able to renew adequate protection at cost-effective levels in the future. Our failure to maintain adequate reinsurance or retrocessional arrangements could adversely affect our business, financial condition and results of operations.

As a result of market conditions and other factors, we may not be able to successfully alleviate risk through reinsurance and retrocessional arrangements. Further, we are subject to credit risk with respect to our reinsurance and retrocessional arrangements because the ceding of risk to reinsurers and retrocessionaires will not relieve us of our liability to the clients or companies we insure or reinsure. In addition, we have experienced some instances of slower payments from, and disputes about amounts owed to us with, our reinsurers and retrocessionaires. As a result, we may incur losses attributable to our inability to recover amounts from retrocessionaires or ceding companies either due to disputes with the retrocessionaires or ceding companies, their financial condition or both. If our reserves for amounts recoverable from retrocessionaires or ceding companies, as well as reserves associated with the underlying reinsurance exposures are insufficient, it could result in losses and an increase in cost and management time related to arbitration and other dispute resolution.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we wrote, we may not be successful in doing so. In addition, we have written policies explicitly limiting the exposure of our clients to the credit worthiness of their commercial trade partners in some emerging markets or to political uncertainty in those countries which could interfere with the execution of commercial contracts they have entered into. These risks are inherently unpredictable and may increase the frequency or severity of losses. It is difficult to predict the timing of such events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from such risks occur, our financial condition and results of operation could be materially adversely affected.

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

Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares and return capital.

Quanta Holdings is a holding company. As a result, we do not, and will not, have any significant operations or assets other than our ownership of our subsidiaries. Dividends and other permitted distributions from our operating subsidiaries will be our sole source of funds to pay dividends, if any, to our common shareholders and to meet ongoing cash requirements. Additionally, as we continue to run-off and wind-up our businesses we will be seeking, over time and subject to the approval of our regulators, to extract additional capital from our subsidiaries and dividend it to our holding company where it can be available to our shareholders. Because we are a holding company, our ability to pay additional dividends on our common shares is limited by restrictions on our ability to obtain funds through dividends from our subsidiaries.

The ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the submission and approval of a withdrawal plan or similar arrangements by regulators, the maintenance by some of our subsidiaries of minimum solvency requirements and the limitation of the amount of dividends that these subsidiaries can pay to us. In addition, following the withdrawal of our A.M. Best rating, the BMA, the regulator of one or our principal insurance subsidiaries, Quanta Re, amended Quanta Re’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the prior approval of the BMA and to prohibit it from entering into certain transactions. The inability of our operating subsidiaries to pay dividends or to return capital in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations and on our ability to pay additional dividends. The paying of dividends or the return of capital to the holding company requires regulatory approval. We have worked, and will continue to work, over time, with applicable regulatory authorities to facilitate further dividends from our insurance subsidiaries to Quanta Holdings. Working with these regulators takes time and will require us to meet many conditions, especially given that most of our business is in run-off.

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

We have hired a number of non-Bermudians to work for us in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) or a holder of a permanent resident’s certificate or holder of a working resident’s certificate is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. While we have been able to obtain work permits that we have needed for our employees to date, we can not assure you that we will not encounter difficulties in the future. We may not be able to use the services of one or more of our key employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business.

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

Our functional currency is the U.S. dollar. Our operating currency generally is also the U.S. dollar. However, the premiums receivable and losses payable in respect of a portion of our business is denominated in currencies of other countries. For example, Quanta Europe operated in a variety of currencies. We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies either with forward purchase contracts or with investments that are denominated in these currencies.

To the extent we believe that it may be practical, we hedge our foreign currency exposure with respect to potential losses by maintaining assets denominated in the same currency or entering into forward purchase contracts for specific currencies. We may use forward purchase contracts if we are advised of known or probable significant losses that will be paid in non-U.S. currencies in order to manage currency fluctuation exposure. We may also use forward purchase contracts to hedge our non-U.S. dollar currency exposure with respect to premiums receivable, which will be generally collected over the relevant contract term to the extent practical and to the extent we do not expect we will need these receipts to fund potential losses in such currencies. We may also make foreign currency-denominated investments, generally for the purpose of improving overall portfolio yield. However, we may not be successful in reducing foreign currency exchange risks. As a result, we may from time to time experience losses resulting from fluctuations in values of foreign currencies, which could have a material adverse effect on our results of operations.

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

We are subject to extensive regulation in Bermuda, the United States and Ireland, which may adversely affect our ability to achieve our run-off objectives. If we do not comply with these regulations, we may be subject to penalties, including fines, suspensions and withdrawals of licenses, which may adversely affect our financial condition and results of operations.

We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by a department of insurance in each jurisdiction in which we will do business, relate to, among other things:

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their agents;

•	limits on the size and nature of risks assumed;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

•	restrictions on our ability to transfer shares in our insurance company subsidiaries;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	approval of policy forms and premium rates;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.

Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements and the periodic examinations which, because of our run-off activities, we may be more frequently subject to than more established companies, may adversely affect or inhibit our ability to achieve some or all of our business objectives.

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

We are subject to numerous federal regulations, including the Securities Act of 1933, the Exchange Act and other federal securities laws. As we continue with the run-off of our business, we must monitor our compliance with these laws, including our maintenance of any available exemptions from registration as an investment company under the Investment Company Act of 1940. Any failure to comply with these laws or maintain our exemption could have a material adverse effect on our operations and on the market price of our common shares.

Regulation in Bermuda.    Quanta Re and Quanta U.S. Re are registered Bermuda insurance companies and subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. Quanta Re and Quanta U.S. Re are not registered or licensed as insurance companies in any jurisdiction outside Bermuda, conduct business through offices in Bermuda and do not maintain an office, and their personnel do not conduct any insurance activities, in the United States or elsewhere. Inquiries or challenges to the activities of Quanta Re or Quanta U.S. Re. may be raised in the future.

Regulation in Ireland.    Quanta Europe is a non-life insurance company incorporated under the laws of Ireland subject to the regulation and supervision of the Irish Financial Regulator, or FR, under the Irish Insurance Acts, 1909 to 2000 and the regulations relating to insurance business and directions made under those regulations, or together, the Insurance Acts and Regulations. In addition, Quanta Europe is subject to certain additional supervisory requirements of the FR for authorized non-life insurers that fall outside the strict legislative framework, such as guidelines issued by the FR in 2001 requiring actuarial certification of certain reserves. Among other things, without consent of the FR, Quanta Europe is not permitted to reduce the level of its initial capital, or make any dividend payments or loans.

We may be subject to U.S. tax that may have a material adverse effect on our results of operations and your investment.

Quanta Holdings and Quanta Re are Bermuda companies and Quanta Europe is an Irish company. We believe we are managing our business so that each of these companies is not treated as engaged in a trade or business within the United States and, as a result, will not be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to what activities constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service will not be able to successfully contend that any of Quanta Holdings or its foreign subsidiaries are engaged in a trade or business in the United States. If Quanta Holdings or any of its foreign subsidiaries were considered to be engaged in a business in the United States, we could be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, in which case our results of operations and your investment could be materially adversely affected. See ‘‘Item 1. Business—Material Tax Considerations—Certain U.S. Federal Income Tax Considerations—U.S. Taxation of Quanta Holdings, Quanta Re, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta U.S. Re and Quanta Indemnity.’’

Quanta Holdings’ U.S. subsidiaries might be subject to additional U.S. tax on a portion of their income if a subsidiary is considered a personal holding company, or PHC, for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (under some constructive ownership rules) by five or fewer individuals and whether 60% or more of the income of any of its U.S. subsidiaries, as determined for U.S. federal income tax purposes, consists of ‘‘personal holding company income,’’ which is, in general, certain forms of passive and investment income. We believe based upon information made available to us regarding our shareholder base that none of Quanta Holdings’ subsidiaries should be considered a PHC. Additionally, we believe we are managing our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate share ownership (i.e., as determined by the constructive ownership rules for PHCs), we cannot assure you that none of Quanta Holdings’ subsidiaries will be considered a PHC or that the amount of U.S. tax that would be imposed if it were not the case would be immaterial. See ‘‘Item 1. Business—Material Tax Considerations—Certain U.S. Federal Income Tax Considerations—U.S. Taxation of Quanta Holdings, Quanta Re, Quanta Europe, Quanta U.S. Holdings, Quanta Specialty Lines, Quanta U.S. Re and Quanta Indemnity—Personal Holding Companies.’’

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Quanta Holdings, Quanta Re and Quanta U.S. Re, an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Quanta Holdings, Quanta Re and Quanta U.S. Re or any of their operations, shares, debentures or other obligations until March 28, 2016. See ‘‘Item 1. Business—Material Tax Considerations—Certain Bermuda Tax Considerations.’’ Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

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

Risks Related to our Securities

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

Due to certain bye-law provisions that impose limitations on the concentration of voting power of its shares and that authorize the board to purchase our shares under specified circumstances we believe that we could seek, under certain circumstances, to take action to prevent shareholders from becoming 10% U.S. Shareholders. It is possible, however that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

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

U.S. persons who hold shares may be subject to U.S. income taxation on their pro rata share of our ‘‘related party insurance income.’’

If:

•	Quanta Europe’s or Quanta Re’s related party insurance income equals or exceeds 20% of that company’s gross insurance income in any taxable year,

•	direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Quanta Europe or Quanta Re, and

•	U.S. persons are considered to own in the aggregate 25% or more of the stock of either corporation by vote or value,

then a U.S. person who owns shares of Quanta Holdings directly or indirectly through foreign entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Quanta Europe’s or Quanta Re’s related party insurance income for the U.S. person’s taxable year that includes the end of the corporation’s taxable year determined as if such related party insurance income were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition any related party insurance income that is includible in the income of a U.S. tax-exempt organization will be treated as unrelated business taxable income. The amount of related party insurance income earned by Quanta Europe or Quanta Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Quanta Europe or Quanta Re or any person related to such shareholder) will depend on a number of factors, including the geographic distribution of Quanta Europe’s or Quanta Re’s business and the identity of persons directly or indirectly insured or reinsured by Quanta Europe or Quanta Re. Although we do not expect our related party insurance income to exceed 20% of our gross insurance income in the foreseeable future, some of the factors which determine the extent of related party insurance income in any period may be beyond Quanta Europe’s or Quanta Re’s control. Consequently, Quanta Europe’s or Quanta Re’s related party insurance income could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.

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

Information Regarding Forward-Looking Statements

Some of the statements included in this annual report, including those using words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘assumes,’’ ‘‘anticipates,’’ ‘‘plans,’’ and ‘‘seeks’’ and comparable terms, are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this annual report regarding future events and operating performance. Because of our limited operating history, many statements relating to us and our self-managed run-off including statements relating to our position, operations and business strategies, are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	We have placed all of our lines of businesses in run-off. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations or other arrangements to mitigate our liabilities, obtain premium that has been due but not paid to us for an extended period of time, release capital from our subsidiaries to our holding company where it is available to our shareholders, reduce our expenses such that they do not exceed income from investments, prevent investment losses, maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries;

•	The execution of our run-off plan is expected to create substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs, including expenses related to increased arbitration activities as we seek to enforce our rights. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. There can be no assurance that any of these initiatives or their results will not negatively impact our results of operations;

•	Our existing policy obligations in certain lines of business that we have underwritten, including marine and aviation reinsurance and environmental insurance, continue to have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability, in certain cases for in excess of ten years, and our results may continue to be volatile as a result;

•	Our ability to pay additional dividends from our subsidiaries to Quanta Holdings is restricted by regulations in Bermuda, several states in the United States and the European Union. In addition, the BMA has, pursuant to its regulatory discretion, amended the license of Quanta Re, our principal subsidiary in Bermuda, to require that it, among other things, seek the approval from the BMA prior to paying any dividend to Quanta Holdings and prohibiting it from engaging in any new transactions. We will continue to work with the applicable regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations;

•	Our current estimates of our exposure to ultimate claim costs associated with Hurricanes Katrina, Rita and Wilma are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from Hurricanes Katrina, Rita and Wilma may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to execute our run-off plan and evaluate and complete any strategic transactions is dependent on our ability to retain our, or attract any needed new, executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run-off plan and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to Hurricanes Katrina and Rita, we have exhausted our reinsurance and retrocessional protection with respect to Hurricane Katrina and our marine reinsurance with respect to Hurricane Rita. If our Hurricane Katrina and Rita losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for those windstorms. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable in cash, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims because we are a run-off company or for other reasons even when we believe those payments are contractually due to us. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	Changes in the future availability, cost or quality of reinsurance;

•	Risks relating to potential litigation and arbitration;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on program managers, third-party administrators, consultants and other supporting vendors for claims handling, data, premium collection, IT and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in this annual report under ‘‘Item 1A. Risk Factors’’ and that are otherwise described from time to time in our U.S. Securities and Exchange Commission reports filed after this annual report. Any forward-looking statements you read in this annual report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We have entered into a lease for office space in Bermuda that contains 5,400 square feet. The lease expires on September 30, 2010. The annual lease payment for this office space is approximately $244,300.

The lease for office space in Dublin expired on July 31, 2007. However, we extended this lease for a further period expiring on June 30, 2008 and moved into a smaller office of approximately 80 square feet. This lease may be cancelled prior to that date following three months notice. The annual lease payments for this office space is approximately $55,000

The headquarters of Quanta U.S. Holdings and our other U.S. subsidiaries is located in New York, New York and contains approximately 13,650 square feet. The term of the lease expires in February 2012 with an option to extend the lease term by an additional five years. The annual lease payment for this office starts at approximately $464,100 and increases in annual increments to approximately $555,220 at the end of the lease term. Our other offices in the U.S. are located in Hartford, Connecticut with a lease cost of approximately $230,000 per year.

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

In September 2007, the Company filed motions challenging the legal sufficiency of the claims asserted in both cases, and asked the Court to dismiss both cases. The briefing on these motions was completed in January 2008, but the Court has not yet addressed the motions. In accordance with the Private Securities Litigation Reform Act, discovery in these cases has been stayed pending a ruling by the Court on the motions.

The Court has not yet made any rulings addressing the merits of these cases, nor has the Court decided whether it will certify any case against the Company to proceed as a class action. The Company intends to continue to defend these actions vigorously.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	Common Shares
	High	Low
2005
First Quarter	$10.25	$7.60
Second Quarter	$8.50	$5.86
Third Quarter	$7.45	$5.40
Fourth Quarter	$6.02	$3.55
2006
First Quarter	$5.80	$2.20
Second Quarter	$3.10	$2.19
Third Quarter	$2.62	$1.22
Fourth Quarter	$2.51	$1.65
2007
First Quarter	$2.45	$1.97
Second Quarter	$3.23	$1.94
Third Quarter	$2.95	$2.25
Fourth Quarter	$2.94	$2.44

Holders

As of February 29, 2008, we had 70,135,502 common shares issued and outstanding, which were held by two holders of record. The two holders of record include Cede & Co., which holds shares on behalf of The Depository Trust Company, which itself holds shares on behalf of approximately 1,845 beneficial owners of our common shares.

Dividends

As a holding company, we depend on dividends and other permitted payments from our subsidiaries to pay dividends to our common shareholders. Our subsidiaries’ ability to pay dividends, as well as our ability to pay dividends, is subject to regulatory, contractual and other constraints. Furthermore, the terms of our letter of credit facility prohibit us from paying dividends on our shares without the consent of our lenders. Future credit agreements or other agreements relating to indebtedness may also contain provisions prohibiting or limiting the payment of dividends on our shares under certain circumstances.

For a discussion about the regulatory environment relating to dividends from our subsidiaries to Quanta Holdings, see ‘‘Item 1. Business—Regulation.’’ For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see ‘‘Item 1A.—Risk Factors—Risks Related to the Run-Off—Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares and return capital.’’

To date, we have not paid any dividends on our common shares, but we have declared a dividend of $1.75 per common share payable on March 28, 2008 to shareholders of record on March 25, 2008. It is our intent to dividend additional assets of our subsidiaries to Quanta Holdings once a portion or all of those assets are released by the applicable regulators, a process which will take time. Subject to the above limitations, our board of directors is free to change our dividend practices from time to time and to decrease or increase the dividend paid, or to not pay a dividend, on our common shares based on factors such as the results of operations, financial condition, cash requirements and future prospects and other factors deemed relevant by our board of directors.

Stock Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return since May 14, 2004, the date on which the common shares of the Company started trading on NASDAQ, through December 31, 2007 as compared to the cumulative total return of the NASDAQ Insurance Group and the NASDAQ Market Index. This graph assumes that the value of investment in the Company’s common shares and each index was $100 on May 14, 2004 and that all dividends were reinvested. The performance shown below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG QUANTA CAPITAL HOLDINGS LTD., NASDAQ MARKET INDEX AND NASDAQ INSURANCE GROUP

CUMULATIVE TOTAL RETURN

	5/14/2004	12/31/2004	12/30/2005	12/29/2006	12/31/2007
Quanta Capital Holdings Ltd.	$100.00	$93.23	$51.57	$21.74	$25.78
NASDAQ Insurance Group	$100.00	$114.64	$130.74	$147.68	$146.51
NASDAQ Market Index	$100.00	$113.76	$116.26	$128.19	$127.67

Recent Sales of Unregistered Securities

During the year ended December 2007, the Company issued to certain employees and members of the Board of Directors of Quanta Holdings, an aggregate of 121,000 options to purchase common shares. These transactions were completed without registration of the relevant security under the Securities Act of 1933, as amended, in reliance upon the exemptions provided by Section 4(2) for transactions not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2007 and have not adopted a stock repurchase program.

Item 6.    Selected Financial Data

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	Quanta Capital Holdings Ltd. (3)				Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period ended December 31, 2003 (4)	Period ended September 3, 2003 (4)
Selected Income Statement Data Revenues:
Net premiums earned	$87,247	$225,299	$364,075	$237,140	$1,940	$—
Total revenues	142,390	258,483	401,165	254,625	4,465	—
Expenses:
Net losses and loss expenses	31,077	156,121	324,249	198,916	1,191	—
General and administrative expenses, depreciation and impairment of intangibles	59,866	100,006	109,607	58,882	42,307	—
Total expenses	122,327	309,124	510,646	311,864	43,943	—
Net income (loss) from continuing operations	20,051	(50,655)	(109,713)	(57,239)	(39,478)	—
Net (loss) income from discontinued operations	—	(12,249)	3,761	2,658	1,001	1,400
Net income (loss)	20,051	(62,904)	(105,952)	(54,581)	(38,477)	1,400
Gain on repurchase of Series A preferred shares	2,364	—	—	—	—	—
Dividends on preferred shares	—	(1,916)	—	—	—	—
Net income (loss) to common shareholders	$22,415	$(64,820)	$(105,952)	$(54,581)	$(38,477)	1,400
Weighted average common shares and common share equivalents outstanding basic	70,076,562	69,971,646	57,205,342	56,798,218	31,369,001	1,093,250
Weighted average common shares and common share equivalents outstanding diluted	70,118,100	69,971,646	57,205,342	56,798,218	31,369,001	1,093,250
Income (loss) from continuing operations per share basic and diluted (2)	$0.29	$(0.72)	$(1.92)	$(1.01)	$(1.26)	$—
(Loss) income from discontinued operations per share basic and diluted (2)	$—	$(0.19)	$0.07	$0.05	$0.03	$1.28
Income from disposal of discontinued operations per share basic and diluted (2)	$—	$0.01	$—	$—	$—	$—
Gain on repurchase of Series A preferred shares per share basic and diluted (2)	$0.03	$—	$—	$—	$—	$—
Dividends on Preferred shares per share basic and diluted (2)	$—	$(0.03)	$—	$—	$—	$—
Net income (loss) per share basic and diluted (2)	$0.32	$(0.93)	$(1.85)	$(0.96)	$(1.23)	$1.28
Predecessor Pro Forma Data (unaudited):
Net income as shown above						$1,400
Pro forma provision for income taxes (1)						545
Net income adjusted for pro forma income taxes						$855
Pro forma net income per share basic and diluted (2)						$0.78

	Quanta Capital Holdings Ltd. (3)				Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period ended December 31, 2003 (4)	Period ended September 3, 2003 (4)
Summary Balance Sheet Data
Total assets	1,081,355	1,329,226	1,552,091	980,733	573,761	11,249
Reserves for losses and loss expenses	525,088	623,618	533,983	159,794	4,454	—
Unearned premiums	95,586	119,197	336,550	247,936	20,044	—
Deposit liabilities	36,867	37,014	51,509	43,365	—	—
Junior subordinated debentures	—	61,857	61,857	41,238	—	—
Total liabilities	730,693	925,892	1,096,089	549,824	86,278	5,198
Redeemable preferred shares	—	74,998	71,838	—	—	—
Total shareholders’ equity	$350,662	$328,336	$384,164	$430,909	$487,483	$6,051

(1)	As an S corporation, ESC, our predecessor, was not subject to U.S. federal income taxes. At the time of its acquisition, ESC became subject to U.S. income tax. Accordingly, the predecessor historical operating earnings have been adjusted, on a pro forma basis, to reflect taxes at a 38.9% rate including a 35% statutory rate for U.S. federal income taxes and a 3.9% rate, based on a 6% statutory rate for Virginia state income taxes less the related federal tax benefit.
(2)	Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. All potentially dilutive securities including stock options, restricted stock and warrants are excluded from the basic earnings per share computation. In calculating diluted earnings per share, the weighted average number of shares outstanding for the period is increased to include all potentially dilutive securities using the treasury stock method. Any common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Basic and diluted earnings per share are calculated by dividing income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.
(3)	Includes the operations of ESC from September 3, 2003, the date of acquisition. We accounted for the acquisition of ESC as a purchase. Following the disposal of ESC during the third quarter of 2006, ESC was presented in the discontinued operations in the Income Statement. See Note 3 to our consolidated financial statements.
(4)	Included in our predecessor information are amounts relating to the period from January 1, 2003 to September 3, 2003. The information relating to the period ended December 31, 2003 refers to the period September 3, 2003 to December 31, 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2007 contained in this annual report on pages F-1 to F-64 and with the risk factors appearing under ‘‘Item 1A. Risk Factors’’ in this annual report.

Overview

General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. From the beginning of 2004 until the second half of 2006 we mainly provided specialty lines insurance and reinsurance services on a global basis and to a lesser extent provided risk assessment and risk technical services. Following A.M. Best’s rating action in the first quarter of 2006 in the wake of losses from the 2005 hurricanes and subsequent decisions by our Board of Directors after a review of strategic alternatives, we substantially ceased writing new business and began conducting a self-managed run-off of our remaining insurance and reinsurance businesses with the exception of our business at Lloyd’s which we had been conducting since the beginning of 2005 and which is more fully described below. On September 15, 2006, we sold Environmental Strategies Consulting LLC (‘‘ESC’’) for total consideration of $12.5 million. Prior to its sale, we provided environmental consulting services through ESC.

On February 13, 2008, we sold our business at Lloyd’s and from that date forward our operations have been limited to the run off of our insurance and reinsurance businesses. On March 13, 2008, we announced the payment of a special dividend in the aggregate amount of $122.7 million payable in cash on March 28, 2008. Our Board of Directors is currently considering and evaluating strategic alternatives that may include the sale of our company or some or all of our remaining businesses or assets, or a combination of one or more alternatives. There can be no assurance as to the timing, structure or terms of such a transaction.

During 2007, the following significant events and achievements occurred, all of which are more fully described throughout this annual report:

•	We recorded total net favorable loss development (including $9.0 million from commutations) related to prior year accident periods of $39.1 million.

•	We further reduced our net loss reserves by $5.1 million through cancellation of insurance contracts with our clients, primarily as a result of policy cancellations in our HBW program.

•	We returned approximately $23.5 million in premiums to our clients during 2007 in connection with cancellations and terminations of insurance policies.

•	In the fourth quarter of 2007, we recorded $9.8 million of net losses and loss expenses in our Lloyd’s segment related to Syndicate 4000’s professional liability exposure to the subprime mortgage developments in the United States. We expect claims activity within the D&O and E&O insurance markets to rise as a result of an increase in class action lawsuits filed against public companies due to market losses and related stock price depreciation associated with the subprime mortgage and credit crisis in the United States. Furthermore, we recorded a premium deficiency reserve amounting to approximately $8.0 million. This premium deficiency reserve relates to the write-off of deferred acquisition costs that are deemed irrecoverable from the future earning of unearned premium reserves because we expect that potential future subprime reported losses on claims made policies may exceed those unearned premium reserves.

•	We recognized net gains on commutation of reinsurance contracts of approximately $9.7 million which consisted of net favorable loss development of approximately $9.0 million and other income of $1.9 million. This amount was partially offset by returned earned premium of approximately $1.3 million. The net commutation payments resulted in a reduction in net loss and loss expenses reserves of approximately $47.1 million and a reduction in premium receivables of approximately $15.6 million.

•	In the fourth quarter of 2007, we recorded approximately $4.7 million of charges (including $1.0 million of legal costs) related to our decision to rescind a non-traditional statutory surplus relief life reinsurance contract, which is more fully described below.

•	During the third quarter of 2007, we repurchased all of the outstanding Series A preferred shares at a price of $22.50 per share. The aggregate purchase price for the Series A preferred shares was $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs and write off of original deferred issuance costs, which is reported as an increase in net income available to common shareholders.

•	In the third quarter of 2007, we purchased all of the outstanding junior subordinated debentures for an aggregate purchase price of $54.5 million. We originally issued and sold an aggregate $60.0 million of the junior subordinated debentures in private placements. We recognized a gain on repurchase of $4.4 million, net of repurchase costs and write off of original deferred issuance costs.

•	In the first quarter of 2007, we entered into a 100% quota share reinsurance transaction to replace the expired retrocession of substantially all the in-force business in our technical risk property lines of business and to provide protection from future natural peril or catastrophe events in that line.

•	We reduced our total general and administrative costs to $59.9 million (including $13.8 million in our Lloyd’s segment) for the year ended December 31, 2007.

•	We generated net investment income of $41.9 million, excluding net gains on investments, during the year ended December 31, 2007.

•	We have further reduced the total amount of letters of credit outstanding under our credit facility to $91.6 million at December 31, 2007.

•	We have reduced the amount of assets placed in trust as collateral for our clients in our run-off segments to $153.8 million at December 31, 2007.

Summary of Our Financial and Capital Positions

At December 31, 2007, our unrestricted cash and invested assets totaled approximately $228.8 million. As of March 3, 2008, our total unrestricted assets increased to $352.9 million primarily as a result of the release of our funds at Lloyd’s. This amount will reduce significantly on March 28, 2008 mainly as a result of the dividend payment more fully described below. As at December 31, 2007, our cash and invested assets, which were invested in instruments with an average rating of ‘‘AAA’’, totaled $801.7 million. At December 31, 2007, a total of $331.9 million were restricted, or pledged, under letters of credit or trusts established for the benefit of our clients or deposited with U.S. regulatory authorities and approximately $241.0 million was pledged or deposited with Lloyd’s in support of our participation in Syndicate 4000. We continue to seek ways to reduce these restrictions and encumbrances including through commutations, cancellations and transfers and negotiations with our clients, through claim payments and obtaining recoveries from our reinsurers and by reducing the collateral requirements we have under our credit facility.

Our total gross loss reserves were $525.1 million at December 31, 2007 as compared to $623.6 million at December 31, 2006. Included in these amounts are $160.3 million and $99.6 million relating to our gross loss reserves in our Lloyd’s segment at December 31, 2007 and 2006. The decrease on our total gross loss reserves primarily reflects claims paid during the year of $89.3 million (which includes the effect of continued contract commutations of $47.1 million), net favorable loss development on our maturing policy years of $39.1 million, as more fully described below, and a reduction in our losses and loss expense reserves of $5.1 million as a result of cancellations on policies primarily in our HBW program and the related reduction in reserves associated with those cancellations. This is partially offset by the increase in reserves in our Lloyd’s segment as it continued to expand its business during 2007 and incurred subprime related professional liability losses. Our loss reserves represent obligations with short and long term duration. We believe that our shorter term obligations include reinsurance property, reinsurance marine, fidelity, technical risk property, surety and portions of our programs business, including the property component of HBW. The total gross loss and loss expense reserves associated with these lines was approximately $89.3 million at December 31, 2007. We believe that our longer term obligations include reinsurance casualty, professional, environmental, the warranty portion of our HBW program. The total gross loss and loss expense reserves associated with these lines, excluding Lloyd’s, were approximately $275.5 million at December 31, 2007. The actual period over which we will pay losses for both of our short and long term business could significantly vary from our expectations given the immaturity of our business and our limited claims paying history and run-off status. Excluding Lloyd’s, we estimate that approximately 74% of our total gross loss and loss expense reserves are recorded as incurred but not reported, or IBNR, reserves and there can be no certainty as to when these IBNR amounts may become reported, and ultimately, paid losses. Furthermore, our loss and loss expense reserves may change significantly in future periods as we seek to commute, cancel or otherwise transfer our insurance and reinsurance contracts.

During the year ended December 31, 2007, we recorded total net favorable loss development (including those arising from commutations) related to prior year accident periods of $39.1 million. This amount includes favorable loss development as follows:

•	$14.9 million in several product lines related to mature accident periods in which actual loss experience was better than expected;

•	$9.0 million relating to the commutations of a number of our reinsurance policies;

•	$8.0 million in our Lloyd’s segment particularly in relation to the 2005 and 2006 underwriting years;

•	$6.7 million related to the 2005 and 2004 hurricanes; and

•	$0.5 million related to the tornadoes that occurred in the first quarter of 2006.

Partially offsetting these net favorable loss developments are:

•	$65.5 million of estimated loss and loss expense reserves arising from the earning of our unearned premium reserves; and

•	$9.8 million of net loss and loss expenses recorded in our Lloyd’s segment related to our estimate of claims associated with Syndicate 4000’s professional liability exposure to the subprime mortgage developments in the United States more fully described below under ‘‘Our Lloyd’s Business’’.

We also recorded a reduction in our losses and loss expense reserves of $5.1 million as a result of cancellations on policies, primarily in our HBW program.

With respect to our remaining policies with current and future exposure periods, our gross unearned premium reserves were approximately $95.6 million at December 31, 2007, which includes $58.5 million relating to our Lloyd’s segment. Some of these policies have exposure periods that extend beyond one year. Excluding Lloyd’s, we believe that approximately 30.6% of our gross unearned premium reserves will be earned within one year. The balance will be earned after one year over the remaining term of the underlying exposure periods to the extent these premiums are not returned following future commutations or cancellations. In the first quarter of 2007 we purchased 100% quota share reinsurance for future losses from natural peril or catastrophe or accidental events that may occur in our technical risk property product line. This reinsurance purchase resulted in approximately $4.8 million in ceded premium in the first quarter of 2007, and we believe that this significantly reduces our future net loss exposure from these events. We continue to seek to reduce these exposure periods through policy commutation, cancellation and loss portfolio transfers and, where appropriate, through the purchase of reinsurance protection.

The specialty insurance and reinsurance business that is subject to our self-managed run-off is still exposed to new losses on unexpired policies particularly on our HBW program and in our environmental line of business and adverse development on recorded loss and loss expense reserves. During the run-off we will continue to pay losses as they fall due and collect outstanding loss and loss expenses recoverable from our reinsurers. As we continue to run-off and wind-up our businesses we have sought and will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries.

We believe that important factors that have a direct impact on the amount of capital that may ultimately be available to our shareholders and the timing of when it will be available include our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer, or otherwise mitigate, as the case may be, (2) mitigate exposures to our capital by purchasing additional reinsurance, (3) make available sufficient assets to facilitate distributions from our subsidiaries, (4) invest our assets in a way that balances risk with return and that is adequately matched with the expected payment periods of our obligations, (5) reduce our expenses, (6) manage our claims and collect premiums receivable and losses recoverable, (7) achieve the release of cash and investment encumbrances relating to reinsurance deposits and other security requirements, (8) manage our capital structure and (9) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process will take a long period of time and require us to meet many conditions. We have engaged our regulators in this process. Following approval from the Bermuda Monetary Authority we declared a dividend of $1.75 per share or $122.7 million which is payable on March 28, 2008 to shareholders of record on March 25, 2008. We refer to this as the March dividend payment.

As of December 31, 2007 our total capital was approximately $350.7 million. Following the March dividend payment of $122.7 million our capital will decrease and will be subject to regulation mainly in Bermuda and the United States (in Colorado and in Indiana).

Our Lloyd’s Business

On February 13, 2008, we sold all of our interests in Syndicate 4000 through the sale of Quanta 4000 Ltd. (‘‘Quanta 4000’’) and our interest in Pembroke JV. We expect that, in the first quarter of 2008, we will recognize a gain on the sale of our interest in Quanta 4000, with the amount of such gain being determined based on recorded balances as of the date of sale. If the sale had occurred on December 31, 2007, based on balances recorded at that date, the pro forma amount of the gain would have been approximately $17.9 million. This gain is net of transaction costs, the payment of bonuses to the management and employees of Syndicate 4000 and writing off the cost of our investment in Pembroke JV. There can be no assurances that the gain we record in the first quarter of 2008 will be substantially similar to the amount stated above or that there will be a gain at all. If we record a loss, it could have a material adverse impact on our financial results and statement of operations.

For the year ended December 31, 2007, our Lloyd’s business:

•	contributed $124.0 million and $96.4 million in gross and net written premium to our results for the year ended December 31, 2007 as compared to $91.8 million and $61.7 million in gross and net written premiums for the year ended December 31, 2006.

•	contributed net earned premium of $80.8 million for the year ended December 31, 2007 as compared to $65.5 million in net earned premium for the year ended December 31, 2006.

•	incurred charges amounting to $17.8 million related to our estimate of claims associated with exposures to professional liability exposure to the subprime mortgage developments in the United States. We have initially based these charges and our net reserves for losses to a significant degree on industry loss estimates of the total expected losses. Any adjustment to these charges will have an impact on the gain or loss on the sale of our interest at Lloyd’s we expect to record in the first quarter of 2008 and may have a material impact on our results for the period.

•	had a net loss ratio of 66.7% for the year ended December 31, 2007 as compared to 76.9% for the year ended December 31, 2006.

During the fourth quarter of 2007, charges of $17.8 million in our Lloyd’s segment’s professional liability exposure to the subprime mortgage developments in the United States include the following:

•	$3.9 million of net reserves for reported claims. These claims were reported in Syndicate 4000’s professional directors and officers (‘‘D&O’’) and errors and omissions (‘‘E&O’’) product lines.

•	$5.9 million of incurred but not reported reserves, net of reinsurance recoverable. Our estimate of IBNR is primarily based on publicly available industry loss estimates for D&O and E&O insurance combined with our estimate of the market share of Lloyd’s in this market as well as our estimate of Syndicate 4000’s market share in the Lloyd’s professional products market.

•	A premium deficiency reserve amounting to approximately $8.0 million. This reserve relates to the write-off of deferred acquisition costs that are deemed irrecoverable from the future earning of unearned premium reserves because we expect that potential future subprime reported losses may exceed those unearned premium reserves.

Our Results

Our net income available to common shareholders was $22.4 million for the year ended December 31, 2007 as compared to a net loss available to common shareholders of $64.8 million for the year ended December 31, 2006. Our 2007 results were impacted by total net favorable loss development of $39.1 million across all segments (including gains on commutation of a number of reinsurance policies of $9.0 million), losses incurred in our Lloyd’s segment related to our estimate of claims associated with exposures to subprime in certain professional lines of $9.8 million (and the associated premium deficiency of $8.0 million), a charge of $4.7 million (including $1.0 million of legal costs) in relation to the decision to rescind one of our non-traditional statutory surplus relief life reinsurance contracts, the gain on repurchase of junior subordinated debentures of $4.4 million and the gain on repurchase of our Series A preferred shares of $2.4 million. Our 2006 results were impacted primarily by the A.M. Best downgrade and our decision to engage in a self-managed run-off in all our business lines other than our Lloyd’s business. As a result, we received significantly lower revenues from premiums earned and had significantly higher costs related to employee severance, professional, legal and advisory fees. Our 2006 results were also impacted to a lesser extent by adverse reserve developments on hurricanes Katrina, Rita and Wilma, the oil pipeline claim and other than temporary impairment charges on our invested assets.

In 2007, we generated approximately $77.9 million of net premiums written, including $96.4 million from Syndicate 4000, after premiums ceded on purchased reinsurance protection as compared to approximately $80.6 million of net premiums written, after premiums ceded on purchased reinsurance protection in 2006. The reduction reflects the continuation of our self-managed run-off as well as the purchase of more additional reinsurance protection in 2007 than in 2006, and the return of premiums to our clients through policy cancellations and commutations of approximately $24.9 million in 2007 and $97.8 million in 2006 as we sought to reduce our loss exposures. These amounts were partially offset by an increase in the net premiums written by Syndicate 4000.

Similarly, our net premiums earned were $87.2 million in 2007 as compared to $225.3 million in 2006. Our net premiums earned were impacted by significantly lower premium writings and, to a lesser extent, by premium returns associated with policy cancellations. Subsequent to the sale of our interest in Syndicate 4000, we expect continued decreases in net premiums earned in future periods as we do not expect to underwrite new policies. The reductions in premium revenues will likely have a material adverse effect on our future operating results, financial position and liquidity. Historically, net premiums earned have been our primary source of revenue. In 2006 net premiums earned contributed approximately 87% to our total revenues, and in 2007 this contribution reduced to 61%, and we expect further significant reductions in future periods.

In 2007, net revenues from non-underwriting activities, for example net investment income and technical services revenues, were not sufficient to offset general and administrative expenses, interest expense and depreciation and amortization. We expect that this trend may continue and that we may incur net losses in future periods. We seek to mitigate any losses through continued overhead reduction strategies.

Our general and administrative expenses in 2007 were $59.9 million, including $13.8 million of direct expenses related to our Lloyd’s business. Our general and administrative expenses excluding those direct costs associated with our Lloyd’s business were $46.1 million in 2007 as compared to $87.1 million in 2006. In the fourth quarter of 2007 our total general and administrative expenses were $13.2 million compared to $16.0 million in the same period in 2006, and our headcount has reduced to 47 as at December 31, 2007, compared to 81 on December 31, 2006. Our workforce is now allocated to the run-off of our existing business lines, finance, actuarial, general corporate and administrative functions and claims handling. During the years ended December 31, 2007 and 2006, we recorded severance costs of approximately $0.3 million and $14.3 million as a result of employee reductions following our decision to place our specialty insurance and reinsurance lines, other than Syndicate 4000, into run-off. This severance cost relates to the cost associated with those employees who have been provided notice and those who we expect to be terminating in the future and excludes those who we deem to be part of our run-off operation. We continue to seek to reduce our general and administrative expenses (including through further employee reductions) and expect, barring unforeseen circumstances that our 2008 general and administrative expenses will be lower than those incurred during 2007.

During 2007 we incurred professional, legal and consulting costs of $16.3 million compared to $22.5 million in 2006. During 2007 we incurred significant professional, legal and consulting costs in connection with the management of our Lloyd’s business, engagement of third party run-off advisors to assist in certain projects related to our run-off, the restructuring of our Lloyd’s business and costs associated with ongoing litigation.

Our investment portfolio generated net investment income of $41.9 million during the year ended December 31, 2007, compared to $45.9 million for the year ended December 31, 2006. This decrease is primarily attributable to a decrease in a lower level of invested assets. The lower level of invested assets is a result of the repurchases of our Series A preferred shares and of our junior subordinated debentures, our insurance and reinsurance business being in run-off, reduced cash inflows from premiums written and increased cash outflows associated with loss and loss expenses, commutations and overhead payments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.7% for the year ended December 31, 2007 compared to 5.0% for the year ended December 31, 2006.

During the year ended December 31, 2004, we wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria set out in the accounting literature and was therefore accounted for as a deposit under the accounting rules. For additional information regarding accounting policies relating to non-traditional contracts, see ‘‘Critical Accounting Policies-Non-traditional contracts’’. Under this contract, we provided reinsurance on certain underlying life insurance contracts written by our client, a U.S. life insurance company. The client is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital. The client was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with us. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. We received fees for this transaction. Other than receipt of our fees, there were no net cash flows at inception of this contract, nor were there expected to be net cash flows other than fees through the life of the contract. We monitor this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by our client to us. During our monitoring process in 2007, it became apparent that this transaction was not performing as anticipated. We continue to obtain facts to evaluate and to analyze the performance of the life insurance policies that are underlying this transaction. We continue to evaluate the validity of data received from the client and the validity of risks ceded to us by our client as provided for by the terms of the reinsurance contract. On February 27, 2008, we exercised our right to cancel the contract ab initio, as we believe there have been material breaches of the contract as defined within the contract. As a result of this rescission notice, and in accordance with the cancellation provisions in the contract, at December 31, 2007 we recorded the return of all fee income, net of commissions, in the amount of $3.7 million reflecting net fee income earned since inception of the contract. Included in contingencies on the consolidated balance sheet is an amount of $2.5 million of fees due to be returned upon the rescission of this contract. In addition we have recorded an estimated $1.0 million in legal costs that may be incurred in pursuing cancellation and any other legal remedies. We have provided approximately $29.6 million of letters of credit and trust collateral in support of the amount of statutory surplus relief that the U.S. life insurance company has obtained. While the final outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and our understanding of the original contract, we believe that the outcome could have a further material adverse effect on its financial position and results of operations in the future. We will continue to pursue any legal remedies against the insurance company that we believe are available and warranted under the circumstances.

Loss and Loss Expense Reserve Development

Our analysis of consolidated losses and loss expense development shown below presents the subsequent development of our estimated year end liability for net loss and loss expenses (net of loss and loss adjustment expenses recoverable) at the end of each balance sheet date for the years ended December 31, 2003 through 2007. The top line of the table shows our estimated net liability for unpaid losses and loss expense reserves recorded at the balance sheet date for each of the indicated periods. The net liability for loss and loss expenses represents the estimated aggregate amount of losses and loss expenses for claims arising from all prior years’ accident periods that were unpaid at the balance sheet date.

The upper portion of the table shows our re-estimated amount of the previously recorded net liability as of the end of each succeeding calendar year. The estimate for our liability for loss and loss expense changes as more information becomes known about the frequency and severity of claims for individual years and, accordingly, as we update our actuarial techniques and selections of the appropriate method. The ‘‘Cumulative increase (decrease)’’ line represents the aggregate change in our estimates over all prior years. These increases or decreases in net liabilities generally arise either from net unfavorable or favorable loss development where the emergence of actual reported claims has been worse or better than expected or where we have cancelled or commuted policies. As described earlier, as our business has matured we have placed more reliance on the Bornhuetter-Ferguson actuarial methodologies which utilize our historical loss data in developing our estimate of ultimate loss liabilities.

The lower portion of the table presents the amounts paid as of subsequent periods on those claims for which we recorded reserves as of each balance sheet date. Conditions and trends that have affected development of the liabilities in the past are not indicative of events or development that may occur in the future. Accordingly, it is inappropriate to extrapolate future redundancies or deficiencies based on the tables below.

Analysis of Consolidated Losses and Loss Expense Reserve Development
Net of Reinsurance Recoverables

(U.S. dollars in thousands)	Years ended December 31
	2003	2004	2005	2006	2007
Net loss and loss expense reserves	$1,191	$146,275	$349,573	$442,348	$389,876
Liability re-estimated as of:
One year later	1,184	150,297	343,283	398,108	—
Two years later	1,184	148,555	310,286	—	—
Three years later	1,368	145,918	—	—	—
Four years later	1,323	—	—	—	—
Cumulative increase (decrease)	132	(357)	(39,288)	(44,240)	—
Cumulative paid losses
One year later	26	53,310	53,910	84,634	—
Two years later	79	67,205	111,895	—	—
Three years later	59	79,526	—	—	—
Four years later	59	—	—	—	—
Overall, we have experienced net favorable loss developments as our estimates of ultimate loss liabilities have been adjusted to lower amounts than we had estimated when we were first required to record reserves. This is particularly noticeable in our shorter tail policies we underwrote or in lines of business where policies and periods of exposure have expired with either a fewer number of claims than expected or with lower than expected claim amounts. Prior to 2004 we did not have significant development in our estimation of loss and loss expense reserves since we started our operations in 2003 and only wrote a small number of contracts during that year.

During the year ended December 31, 2004 we recorded approximately $61.3 million in net loss and loss expenses in our property and marine reinsurance product lines associated with hurricanes Charley, Frances, Ivan and Jeanne (the ‘‘2004 hurricanes’’).

During the year ended December 31, 2005 we recorded:

•	approximately $83.3 million in net loss and loss expenses in our property and marine reinsurance and technical property and fidelity insurance product lines associated with the hurricanes Katrina, Rita and Wilma (the ‘‘2005 hurricanes’’);

•	approximately $13.0 million in net loss and loss expenses associated with an oil pipeline claim in our environmental product line;

•	an increase of $5.9 million in loss estimates for the 2004 hurricanes as new information was reported to us by our clients; and

•	$1.9 million of net favorable loss development in certain of our other short-tail policies and product lines.

During the year ended December 31, 2006, we recorded a decrease in our loss reserves of $6.3 million. The decreases from the 2004 and 2005 accident years were $1.7 million and $4.6 million and were primarily driven by the following:

•	$10.4 million of net favorable loss development in several of our product lines, including our fidelity, the property component of HBW, environmental and surety lines where actual loss experience in these product lines was better than expected for the 2005 accident year; and

•	$3.5 million of net favorable loss development as a result of transitioning our ultimate loss selection method in our professional insurance product line from the expected loss ratio method to the Bornhuetter-Ferguson method of which $1.7 million related to 2004 and $1.8 million related to 2005.

These net favorable developments of $13.9 million were offset mainly by:

•	a $5.0 million increase in our loss estimates in relation to the 2005 hurricanes as new information was reported to us by our clients and others; and

•	a $2.6 million increase in our net loss reserves on the oil pipeline claim during 2006 as we were required by the relevant environmental agencies to extend our remediation activities.

During the year ended December 31, 2007, we recorded a decrease in our loss reserves of $44.2 million. The decreases from the 2004, 2005 and 2006 accident years were $2.6 million, $30.4 million and $11.2 million and were primarily driven by the following:

•	$14.9 million in several product lines related to mature accident periods in which aggregate loss experience was better than expected for the 2004, 2005 and 2006 accident years. This included approximately $14.7 million in our professional liability and $2.2 million in environmental product lines, offset by a small amount of additional reported losses in our other product lines;

•	$9.0 million related to the commutations of a number of our reinsurance policies relating to the 2005 and 2006 accident years;

•	$8.0 million recorded in our Lloyd’s segment of which $6.7 million related to 2005 and $1.3 million related to 2006 accident year;

•	$5.8 million in relation to the 2005 hurricanes as new information was reported to us by our clients and others;

•	$5.1 million related to cancellations on policies, primarily in our HBW program, and the related reduction in reserves associated with those cancellations of which $3.6 million related to the 2006 accident year and $1.5 million related to the 2005 accident year;

•	$0.9 million related to the 2004 hurricanes; and

•	$0.5 million related to tornadoes that occurred in 2006.

Segment Information

Following the decision of our Board of Directors to place most of our business in run-off in 2006, we changed the composition of our reportable segments and renamed our specialty insurance segment and specialty reinsurance segment as specialty insurance run-off segment and specialty reinsurance run-off segment. We continue to earn premiums in our insurance and reinsurance run-off segments related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited. The specialty insurance run-off and specialty reinsurance run-off segments, along with our Lloyd’s and technical services segments, are more fully described as follows:

•	Specialty insurance run-off. Our specialty insurance run-off segment includes the remaining policies written in our traditional, structured and program specialty insurance product line until the second quarter of 2006 and those policies that we were required by regulation to write in the remainder of 2006 and 2007. Our traditional specialty insurance products included technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk and marine and aviation. These products were written both on a direct basis with insured clients or by reinsuring policies that were issued on our behalf by third-party insurers and reinsurers. Our specialty insurance programs include the HBW program.

•	Specialty reinsurance run-off. Our specialty reinsurance run-off segment includes the remaining contracts written in our traditional specialty reinsurance products line. Our specialty reinsurance products included property, casualty and marine and aviation products.

•	Lloyd’s. Syndicate 4000 at Lloyd’s, our Lloyd’s segment, was created in December 2004 and wrote traditional specialty insurance products including professional liability (professional indemnity and directors’ and officers’ coverage), fidelity and crime (financial institutions), specie and fine art and kidnap and ransom. For the 2007 underwriting year, we provided 90% of the capital of Syndicate 4000 as compared to all of the capital commitment from Syndicate 4000’s inception through the 2006 underwriting year. The remaining 10% of Syndicate 4000’s capital for the 2007 underwriting year was provided by Chaucer Holdings PLC. We included all of the results of insurance business written by Syndicate 4000 since its inception in 2004 through the 2006 underwriting year and 90% of the results of Syndicate 4000 for the 2007 underwriting year. Due to the sale of our interest in Syndicate 4000, this segment will be reclassified as discontinued operations in 2008.

•	Technical services. Prior to the sale of ESC in the third quarter of 2006, our technical services segment provided diversified environmental investigation, remediation and engineering services, assessment services, other technical and information management services primarily in the environmental area in the U.S. Our technical services segment also provided technical and information management services to our specialty insurance run-off and reinsurance run-off segments. Following the sale of ESC, the technical services segment now consists of our two environmental liability assumption programs, QLT of Buffalo LLC and QLT of Alabama LLC. The results for the prior years have been reclassified to conform with the presentation of ESC in discontinued operations.

During 2006, we created a Lloyd’s operating segment for the results of Syndicate 4000 which was previously aggregated with our specialty insurance run-off reportable segment. We believe it is no longer appropriate to aggregate Lloyd’s and specialty insurance run-off operating segments given the different economic characteristics of the specialty insurance run-off segment that is no longer writing new or renewal business while our Lloyd’s syndicate continued to write new and renewal business.

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

During the fourth quarter of 2006 we ceased allocating our indirect corporate, general and administrative expenses to our operating segments. Prior to the fourth quarter of 2006, we allocated corporate general and administrative expenses to each segment based upon each product line’s allocated capital for the relevant reporting period. We allocated capital to each of our product lines through the estimated value-at-risk method, which used statistical analyses of historical market trends and volatility to estimate the probable amounts of capital at risk for each reporting period. Since our decision to conduct a self-managed run-off of most of our businesses we no longer allocate capital to our segments and corporate expenses are no longer evaluated at the segment level. We also do not evaluate net investment income, and depreciation and amortization at the segment level.

The geographic locations in which we have conducted our business are the United States, Europe and Bermuda. The location of the risks that are the subject of our remaining insurance and reinsurance policies may be anywhere in the world.

Main Drivers of our Results

Revenues

We have derived the majority of our revenues from two principal sources: premiums from policies written by Syndicate 4000 at Lloyd’s in our Lloyd’s operating segment and investment income from our investment portfolios.

We record premiums written at the time that there is sufficient evidence of agreement to the significant terms of the contract but no earlier than the effective date of the policy. The amount of our insurance premiums written and earned depends on the number and type of policies we write, as well as prevailing market prices. Furthermore, the amount of net premiums earned depends upon the type of contracts we have written, the contractual periods of the contracts we write, policy cancellations and commutations, the inception date of the contracts, the expired portions of the contract periods and the type of purchased reinsurance protection. Because of all these factors, the amount of premiums written and ceded may not result in a correlative level of profitability.

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

Expenses

Our expenses primarily consist of general and administrative expenses, net loss and loss expenses and acquisition expenses.

General and administrative expenses consist primarily of personnel related expenses (including severance costs), professional fees and other operating overheads. From time to time we engage administrative service providers and legal, accounting, tax and financial advisors. These general and administrative expenses may be incurred directly by a segment or indirectly at the corporate level.

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

Acquisition expenses, which are net of expenses recovered under our ceded reinsurance contracts, consist principally of commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance and reinsurance contracts. Typically, acquisition expenses are based on a certain percentage of the premiums written on contracts of insurance and reinsurance and may be adjustable based upon loss experience. These expenses are a function of the number and type of insurance and reinsurance contracts written. We may not be able to recover all or a portion of our acquisition costs on commuted or cancelled policies. A premium deficiency reserve is recognized if the sum of expected losses and loss expenses and unamortized acquisition costs exceeds related unearned premiums. A premium deficiency reserve is recognized by charging unamortized acquisition costs to acquisition expenses in the consolidated statement of operations to the extent required in order to eliminate the deficiency. If the premium deficiency reserve exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

Financial Ratios

The financial ratios we use in our Lloyd’s segment include the net loss and loss expense ratio, the acquisition expense ratio and the general and administrative expense ratio. Our net loss and loss expense ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our general and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned. Our financial ratios provide a measure of the current profitability of the earned portions of insurance contracts that were written in our Lloyd’s segment. In this report we only present financial ratios related to our Lloyd’s segment as our specialty insurance and reinsurance segments are in run-off.

Results of Operations

Our specialty insurance and reinsurance run-off segments are both in run-off.  A comparison between our results for the year ended December 31, 2007 and 2006 highlights the differences between running-off our business, which includes, among other things, returning premium upon contract commutations and cancellations, on the one hand, during the year ended December 31, 2007 and writing and earning premium on the other hand in the beginning of the year ended December 31, 2006 before our A.M. Best rating downgrading in March 2006.  As a result, a comparison of our results of these periods may not be a meaningful means of analyzing our results of operations.

Years ended December 31, 2007 compared to December 31, 2006

Results of operations for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	($ in thousands)
Revenues
Gross premiums written	$106,587	$158,729
Premiums ceded	(28,645)	(78,175)
Net premiums written	77,942	80,554
Change in unearned premium	9,305	144,745
Net premiums earned	87,247	225,299
Technical services revenues	1,707	3,331
Net investment income	41,900	45,934
Net gains (losses) on investments	5,818	(15,945)
Net foreign exchange gains (losses)	850	(3,790)
Gain on repurchase of junior subordinated debentures	4,421	—
Other income	447	3,654
Total revenues	142,390	258,483
Expenses
Net losses and loss expenses	31,077	156,121
Acquisition expenses	26,728	42,540
General and administrative expenses	59,866	100,006
Interest expense	3,632	5,458
Depreciation and amortization of intangible assets	1,024	4,999
Total expenses	122,327	309,124
Income (loss) from continuing operations before income taxes	20,063	(50,641)
Income tax expense	12	14
Net income (loss) from continuing operations	20,051	(50,655)
Discontinued operations:
Loss from operations of discontinued operations	—	(12,953)
Income on disposal of discontinued operations	—	704
Net loss from discontinued operations	—	(12,249)
Net income (loss)	20,051	(62,904)
Gain on repurchase of Series A preferred shares	2,364	—
Dividends on preferred shares	—	(1,916)
Net income (loss) to common shareholders	$22,415	$(64,820)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe.

Premiums.    Gross premiums written were $106.6 million for the year ended December 31, 2007, a decrease of $52.1 million, compared to $158.7 million for the year ended December 31, 2006. The decrease in our gross premiums written reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment and the effect of premium returns to our clients when policies are cancelled.

Our Lloyd’s segment contributed $124.0 million of total gross written premiums in 2007, compared to $91.8 million in 2006. We believe this increase is due to the enhanced ability of Syndicate 4000 to attract new and secure renewal business during the year because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, in its third year, benefited from increased market recognition.

Premiums ceded were $28.6 million for the year ended December 31, 2007, a decrease of $49.6 million, compared to $78.2 million for the year ended December 31, 2006. The decrease in premiums ceded primarily reflects the reduction in gross premiums written.

Net premiums earned were $87.2 million for the year ended December 31, 2007, a decrease of $138.1 million, compared to $225.3 million for the year ended December 31, 2006. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment, and the continued return of premiums to our clients following policy commutations or cancellations. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $75.6 million at December 31, 2007 and will be earned and recognized in our results of operations in future periods to the extent these premiums are not returned following future commutations or cancellations. The contribution to net premiums earned from our Lloyd’s segment is detailed under ‘‘Results by Segments’’ below.

Technical services revenues.    Technical services revenues were $1.7 million for the year ended December 31, 2007, a decrease of $1.6 million, compared to $3.3 million for the year ended December 31, 2006. We expect that our technical services revenues will decrease in future periods as the remediation activities near completion. Technical services revenues prior to the quarter ended September 30, 2006 were derived from the operations of ESC which was sold on September 16, 2006 and from the operations of our environmental liability assumption programs. This revenue is included in the results of our discontinued operations.

Net investment income and net gains (losses) on investments.    Net investment income and net gains (losses) on investments consisted of the following for the years ended December 31, 2007 and 2006:

	2007	2006
	($ in thousands)
Net investment income	$41,900	$45,934
Net realized gains (losses) on investments	2,794	(15,945)
Net change in the fair market value of trading investments	3,024	—
	$47,718	$29,989

Net investment income was $41.9 million for the year ended December 31, 2007 a decrease of $4.0 million, compared to $45.9 million for the year ended December 31, 2006. This decrease was primarily due to a decrease in interest earned on fixed maturity and short term investments plus amortization of discounts on fixed maturity investments. Net investment income decreased in the year ended December 31, 2007 as compared to 2006 due to a lower level of invested assets at December 31, 2007 compared to December 31, 2006. The lower level of invested assets is a result of our insurance and reinsurance businesses being in run-off as well as the repurchase of our Series A preferred shares and junior subordinated debentures. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.7% for the year ended December 31, 2007 compared to 5.0% for the year ended December 31, 2006. This decrease is due to shortening of the duration of some of our invested assets during 2007 as compared to 2006 and the resulting lowering of the yield on those invested assets.

Net realized losses for the year ended December 31, 2006 of $15.9 million were generated primarily from an other than temporary impairment charge of $16.9 million.

On January 1, 2007 we converted our available-for-sale portfolio to trading as permitted under the early adoption rules of SFAS 159. This resulted in all changes in the fair market value of investments during the year ended December 31, 2007 being recorded as net gains or losses within our statement of operations. During the year ended December 31, 2006 any change in the fair market value of investments were reflected within other comprehensive income within the equity section of the balance sheet unless any securities were deemed to be other than temporarily impaired in which case unrealized losses were recognized as a realized loss in the statement of operations. Other comprehensive income for the year ended December 31, 2006 included $9.7 million of net change in unrealized losses.

Net foreign exchange losses.    Net foreign exchange gains were $0.9 million for the year ended December 31, 2007 compared to a loss of $3.8 million for the year ended December 31, 2006. The net foreign exchange gains and losses were driven primarily by our Lloyd’s segment and the relationship between the U.S. Dollar and the British Pound. Due to the sale of our interest in Syndicate 4000, we expect that our exposure to foreign currency movements will be significantly reduced in 2008.

Gain on repurchase of junior subordinated debentures.    During the year ended December 31, 2007, we repurchased all of our junior subordinated debentures for an aggregate purchase price of $54.5 million. We originally issued and sold $60.0 million of the junior subordinated debentures in private placements. A gain on repurchase of $4.4 million was recognized, net of repurchase costs of $0.5 million and write off of original deferred issuance costs of $1.7 million.

Other income.    Other income was $0.4 million for the year ended December 31, 2007 compared to $3.7 million for the year ended December 31, 2006. The decrease in other income is due to the return of fee income as a result of our decision to cancel one of our non-traditional statutory surplus relief life reinsurance contracts as described more fully in ‘‘Our results’’ above. At December 31, 2007 we have recorded the return of all fee income, net of commissions, in the amount of $3.7 million reflecting net fee income earned since inception of the contract.

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $31.1 million for the year ended December 31, 2007, a decrease of $125.0 million, compared to $156.1 million for the year ended December 31, 2006. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance contracts we entered into in 2007 as compared to the number of insurance and reinsurance contracts we entered into in 2006 and the associated net premiums earned as our insurance and reinsurance portfolios continue to run-off;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	favorable loss experience arising on commutation of certain assumed reinsurance contracts.

This decrease was partially offset by net losses incurred in our Lloyd’s segment of $9.8 million related to Syndicate 4000’s professional liability exposure to the subprime mortgage developments in the United States.

Our expected ultimate losses and loss expenses during the year ended December 31, 2007, included total net favorable loss development (including those arising from commutations) related to prior year accident periods of $39.1 million. This was comprised of $14.9 million in several product lines related to mature accident periods in which actual loss experience was better than expected, $9.0 million relating to the commutations of a number of our reinsurance policies, $8.0 million in our Lloyd’s segment particularly in relation to the 2005 underwriting year, $6.7 million related to the 2005 and 2004 hurricanes and $0.5 million related to the tornadoes that occurred in the first quarter of 2006. We expect future developments in the loss and loss expenses of our product lines as we continue to receive information related to our loss and loss expense reserves and as those reserves develop over time. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred. We also recorded a reduction in our losses and loss expense reserves of $5.1 million as a result of cancellations on policies primarily in our HBW program and the related reduction in reserves associated with those cancellations.

In estimating reserves we may utilize a variety of standard actuarial methods in line with industry practice, including the expected loss ratio method, the Bornhuetter-Ferguson method, paid loss development method and reported loss development method. The loss reserves are based on the loss development characteristics of the specific line of business and specific contracts within that line of business, and consider coverage, type of business, maturity of loss data and claims.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 35.6% for the year ended December 31, 2007, a decrease of 33.7% compared to a total net loss ratio of 69.3% for the year ended December 31, 2006. The decrease in the total net loss and loss expense ratio is due to the significant favorable development recognized in our insurance and reinsurance run-off segments and the commutation of several assumed reinsurance contracts.

Acquisition expenses.    Acquisition expenses were $26.7 million for the year ended December 31, 2007, a decrease of $15.8 million, compared to $42.5 million for the year ended December 31, 2006. The decrease in acquisition expenses is due to the decrease in net premiums earned and the number of insurance contracts we entered into in 2007 as compared to the number of insurance and reinsurance contract we entered into in 2006.

Within acquisition costs for the year ended December 31, 2007 we have recorded a premium deficiency reserve of approximately $8.0 million. This premium deficiency reserve relates to the write-off of deferred acquisition costs in our Lloyd’s segment that are deemed irrecoverable from the future earning of unearned premium reserves because we expect that potential future subprime reported losses may exceed those unearned premium reserves.

General and administrative expenses.    General and administrative expenses were $59.9 million for the year ended December 31, 2007, a decrease of $40.1 million, compared to $100.0 million for the year ended December 31, 2006. General and administrative expenses were comprised of $28.2 million of personnel related expenses (including $0.3 million of severance costs), $16.3 million of professional fees (which includes Lloyd’s managing agency fees, legal fees, audit fees, consulting and actuarial) and $15.4 million of other expenses during the year ended December 31, 2007 compared to $55.2 million of personnel related expenses (including $14.3 million of severance costs) and, $22.6 million of professional fees and $22.2 million of other expenses during the year ended December 31, 2006. The decrease in general and administrative expenses is due to the cost saving measures taken in response to the decision to cease writing new business in 2006, including the reduction of workforce headcount that was 47 as of December 31, 2007 compared to 81 as of December 31, 2006.

Interest expense.    Interest expense was $3.6 million for the year ended December 31, 2007, a decrease of $1.9 million compared to $5.5 million for the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 consists of incurred interest on our junior subordinated debentures. Due to the repurchase of the junior subordinated debentures in the third quarter of 2007, we did not incur a full year of interest in 2007 as compared to 2006 when we recorded incurred interest for the entire year.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $1.0 million for the year ended December 31, 2007, a decrease of $4.0 million compared to $5.0 million for the year ended December 31, 2006. The majority of the decrease relates to the following three items. Firstly, an impairment charge of $1.7 million with respect to our intangible assets associated with our U.S. insurance licenses was made in 2006 to record these licenses at their estimated net realizable value and secondly, amortized $0.4 million in the year ended December 31, 2007 related to software costs compared to $1.2 million for the year ended December 31, 2006. Finally, we also amortized approximately $0.8 million of leasehold improvements during the fourth quarter of 2006 associated with our anticipated relocation of our New York operations. The remaining decrease is due to the decreasing value of our fixed assets.

We have recorded a net deferred income tax benefit of $5.3 million related to tax operating losses generated in our Lloyd’s segment for the year ended December 31, 2007. For the year ended December 31, 2007, the net valuation allowance increased by approximately $1.8 million, to $50.9 million.

The realization of deferred tax assets is dependent on future taxable income and future reversals of existing taxable temporary differences. Based upon our assessment of historical data and future earnings, it is our belief that it is more likely than not that the $5.3 million net deferred tax asset established for the U.K. NOL carryforwards will be realized in future periods by Quanta 4000. We will continue to periodically assess the realizability of the net deferred tax asset and adjust the valuation allowance accordingly.

In relation to the U.S. NOL and Irish NOL, due to prior and existing operating losses, we believe that it is more likely than not that the deferred tax asset will not be realized. Accordingly, we have recorded a full valuation allowance against these net deferred tax assets as of December 31, 2007 and 2006.

Discontinued operations.

(Loss) from operations of discontinued operations.    We had no income from discontinued operations for the year ended December 31, 2007. For the period from January 1, 2006 to September 15, 2006, the loss from discontinued operations represented the revenues and expenses from ESC, which was sold on September 15, 2006.

During the period from January 1, 2006 to September 15, 2006, our loss from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations was as follows:

Period from January 1, 2006 to September 15, 2006
($ in thousands)
Technical services revenues	$21,954
Other income	14
Direct technical services costs	(13,968)
General and administrative expenses	(7,725)
Loss on impairment of goodwill	(12,561)
Depreciation of fixed assets and amortization of intangible assets	(647)
Income tax expense	(20)
Loss from operations of discontinued operations	$(12,953)

Income on disposal of discontinued operations.   Income on disposal of discontinued operations was $0.7 million for the year ended December 31, 2006. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

($ in thousands)
Cash proceeds from WSP(1)	$11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC(2)	(11,140)
Estimated transaction costs(3)	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from disposition include post closing adjustments.

(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.

(3)	Transaction costs include advisory fees directly associated with the sale.

Preferred Shares

Gain on repurchase of preferred shares.    During the year ended December 31, 2007, we repurchased all of our Series A preferred shares at a price of $22.50 per share. The aggregate purchase price for the Series A preferred shares was $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs of $2.2 million and write off of original deferred issuance costs of $3.3 million, increasing net income to common shareholders.

Dividends on preferred shares.    During the year ended December 31, 2007, we paid no dividend on our Series A preferred shares. During the year ended December 31, 2006, we paid a dividend of $1.9 million to our Series A preferred shareholders.

Years ended December 31, 2006 compared to December 31, 2005

Results of operations for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
	($ in thousands)
Revenues
Gross premiums written	$158,729	$608,935
Premiums ceded	(78,175)	(218,894)
Net premiums written	80,554	390,041
Change in unearned premium	144,745	(25,966)
Net premiums earned	225,299	364,075
Technical services revenues	3,331	19,037
Net investment income	45,934	27,181
Net losses on investments	(15,945)	(13,020)
Net foreign exchange (losses) gains	(3,790)	331
Other income	3,654	3,561
Total revenues	258,483	401,165
Expenses
Net losses and loss expenses	156,121	324,249
Acquisition expenses	42,540	69,624
General and administrative expenses	100,006	109,607
Interest expense	5,458	4,165
Depreciation and amortization of intangible assets	4,999	3,001
Total expenses	309,124	510,646
Loss from continuing operations before income taxes	(50,641)	(109,481)
Income tax expense	14	232
Net loss from continuing operations	(50,655)	(109,713)
Discontinued operations:
(Loss) income from operations of discontinued operations	(12,953)	3,761
Income on disposal of discontinued operations	704	—
Net (loss) income from discontinued operations	(12,249)	3,761
Net loss	(62,904)	(105,952)
Dividends on preferred shares	(1,916)	—
Net loss to common shareholders	$(64,820)	$(105,952)

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe. Technical services revenues were derived from the operations of ESC through its sale on September 16, 2006 and from the operations of QLT Buffalo LLC and QLT of Alabama, LLC.

Premiums.    Gross premiums written were $158.7 million for the year ended December 31, 2006, a decrease of $450.2 million, or 73.9%, compared to $608.9 million for the year ended December 31, 2005. The decrease in our gross premiums written reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment.

Our Lloyd’s segment contributed $91.8 million of total gross written premiums in 2006, or 59.4%, compared to $80.7 million, or 13.2% in 2005. This increase in Lloyd’s contribution reflects the run-off status of other segments in 2006 and modest growth in our Lloyd’s operations in 2006.

Premiums ceded were $78.2 million for the year ended December 31, 2006 a decrease of $140.8 million, or 64.3% compared to $218.9 million for the year ended December 31, 2005. The decrease in premiums ceded primarily reflects the reduction in gross premiums written.

Net premiums earned were $225.3 million for the year ended December 31, 2006, a decrease of $138.8 million, or 38.9%, compared to $364.1 million for the year ended December 31, 2005. The decrease in net premiums earned reflects the decision to discontinue writing new business in our insurance and reinsurance lines of business, other than in our Lloyd’s segment. Our net premiums written are typically earned over the risk periods of the underlying insurance policies. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $119.2 million at December 31, 2006 and will be earned and recognized in our results of operations in future periods. The contribution to net premiums earned from our Lloyd’s segment is detailed under ‘‘Results by Segments’’ below.

Technical services revenues.    Technical services revenues were $3.3 million for the year ended December 31, 2006 a decrease of $15.7 million compared to $19.0 million for the year ended December 31, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005. The remediation was close to being completed and, as a result, did not generate technical services revenues in 2006 to the same extent as it did in 2005.

Net investment income and net losses on investments.    Net investment income and net realized losses totaled $30.0 million for the year ended December 31, 2006, an increase of $15.8 million compared to $14.2 million for the year ended December 31, 2005. The amounts consisted of the following:

	2006	2005
	($ in thousands)
Net investment income	$45,934	$27,181
Net realized losses on investments	(15,945)	(13,020)
Net change in the fair market value of trading investments	—	—
	$29,989	$14,161

The increase is primarily due to an increase in net investment income of $18.7 million because of our larger amount of invested assets and rises in market interest rates, which is partially offset by an increase in net realized losses of $2.9 million, of which $16.9 million is attributable to other than temporary impairment losses recognized during the year ended December 31, 2006, compared to other than temporary losses of $10.2 million in 2005.

Net investment income was $45.9 million for the year ended December 31, 2006 an increase of $18.7 million, or 68.8% compared to $27.2 million for the year ended December 31, 2005. This was derived primarily from interest earned on fixed maturity and short term investments plus amortization of discounts on fixed maturity investments, partially offset by investment management fees. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.0% for the year ended December 31, 2006 compared to 3.5% for the year ended December 31, 2005, reflecting rises in market interest rates. Net realized losses of $15.9 million were generated primarily from our other than temporary impairment charge of $16.9 million.

As of December 31, 2006, the average duration of our investment portfolio was approximately 2.5 years with an average credit rating of approximately ’’AA+’’, compared to 2.6 years with an average credit rating of approximately ’’AA+’’ as at December 31, 2005.

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

Expenses

Net losses and loss expenses.    Net losses and loss expenses were $156.1 million for the year ended December 31, 2006, a decrease of $168.1 million, or 51.9%, compared to $324.2 million for the year ended December 31, 2005. Net losses and loss expenses are a function of our net premiums earned and changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the reduced number of insurance and reinsurance contracts we entered into and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off;

•	the lack of natural catastrophe events reported during 2006 to which our in-force contracts may be exposed;

•	favorable loss experience in mature accident periods in certain of our product lines; and

•	several commutations of assumed reinsurance contracts.

Our expected ultimate losses during the year ended December 31, 2006 included adverse development of approximately $5.0 million related to the 2005 hurricanes and additional net losses of $2.6 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line. This development in 2006 was primarily related to extended remediation activities required by the relevant environmental agencies.

Our total net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) was 69.3% for the year ended December 31, 2006, a decrease of 19.8% compared to a total net loss ratio of 89.1% for the year ended December 31, 2005. The decrease in the total net loss and loss expense ratio is due primarily to the hurricanes and the oil pipeline loss that occurred in 2005.

Acquisition expenses.    Acquisition expenses were $42.5 million for the year ended December 31, 2006, a decrease of $27.1 million, or 38.9%, compared to $69.6 million for the year ended December 31, 2005. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into and the associated net premiums earned.

Our acquisition expense ratio for the year ended December 31, 2006 was 18.9%, which is comparable to our acquisition expense ratio of 19.1% for the year ended December 31, 2005. Deferred acquisition costs include, as of December 31, 2006, $12.1 million of acquisition expenses on written contracts of insurance and reinsurance.

General and administrative expenses.    General and administrative expenses were $100.0 million for the year ended December 31, 2006, a decrease of $9.6 million, or 8.8%, compared to $109.6 million for the year ended December 31, 2005. General and administrative expenses were comprised of $55.2 million of personnel related expenses (including $14.3 million of severance costs) and $44.8 million of other expenses during the year ended December 31, 2006 compared to $52.4 million of personnel related expenses (including $6.4 million of severance costs) and $57.2 million of other expenses during the year ended December 31, 2005. The decrease in general and administrative expenses is due to the cost saving measures taken in response to the decision to cease writing new business in 2006 but were mitigated by increased severance costs and to a lesser extent, the increased fees associated with ongoing efforts relating to Sarbanes-Oxley Section 404 compliance and costs relating to information technology development.

Interest expense.    Interest expense was $5.5 million for the year ended December 31, 2006, an increase of $1.3 million compared to $4.2 million for the year ended December 31, 2005 and relates to the increase in interest rates during 2006 leading to a higher interest charge on the junior subordinated debentures.

Depreciation and amortization of intangible assets.    Depreciation and amortization of intangible assets was $5.0 million for the year ended December 31, 2006, an increase of $2.0 million compared to $3.0 million for the year ended December 31, 2005. The majority of the increase relates to an impairment charge of $1.7 million with respect to our intangible assets associated with our U.S. insurance licenses. At December 31, 2006, the carrying value of these licenses approximates their estimated net realizable value.

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

ESC’s (Loss) income from operations, previously included in the technical services segment, for the period from January 1, 2006 to September 15, 2006, and the year ended December 31, 2005, now reported in discontinued operations, are as follows:

	Period from January 1, 2006 to September 15, 2006	For the year ended December 31, 2005
	($ in thousands)
Technical services revenues	$21,954	$50,752
Other income	14	165
Direct technical services costs	(13,968)	(37,027)
General and administrative expenses	(7,725)	(9,129)
Loss on impairment of goodwill	(12,561)	—
Depreciation of fixed assets and amortization of intangible assets	(647)	(988)
Income tax expense	(20)	(12)
(Loss) income from operations of discontinued operations.	$(12,953)	$3,761

ESC’s technical services revenues include the inter-company revenues charged by ESC to the QLT’s and to our underwriting segment.

Technical services revenues.    Technical services revenues were $22.0 million for the period ended December 31, 2006 compared to $50.8 million for year ended December 31, 2005. The decrease was mainly due to ESC generating significant inter-company revenue for the remediation of the sites of QLT Buffalo, LLC during the second and third quarter of 2005 as compared to the period from January 1, 2006 to September 15, 2006 when there was much less remediation activity. The decrease was also due to our exit from the environmental insurance business.

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

($ in thousands)
Cash proceeds from WSP(1)	$11,484
Debt forgiveness	1,000
Total consideration	12,484
Less:
Carrying value of ESC(2)	(11,140)
Estimated transaction costs(3)	(640)
Income on disposal of ESC	$704

(1)	Total proceeds from disposition include post closing adjustments.
(2)	Net assets of ESC at September 15, 2006, prior to the impact of the sale transaction.
(3)	Transaction costs include advisory fees directly associated with the sale, of which $0.6 million were paid to Friedman Billings Ramsey & Co, Inc. (‘‘FBR’’).

Results by Segments

Specialty insurance run-off and Specialty reinsurance run-off

We created the specialty insurance run-off segment and the specialty reinsurance run-off segment in the third quarter of 2006 following our decision to pursue a self-managed run-off. A comparison between our results for the year ended December 31, 2007 and 2006 for our specialty insurance run-off and specialty reinsurance run-off highlights the differences between running off our business, which includes, among other things, returning premium upon contract commutations and cancellations, on the one hand, during the year ended December 31, 2007 and writing and earning premium following the entering of insurance agreements on the other hand during the year ended December 31, 2006. As a result, a comparison of our results for these periods may not enable a meaningful analysis of our results of operations. Furthermore, our results for the year ended December 31, 2007 are not representative of the actual results that we expect to achieve in future periods as policy cancellations and other run-off activities mainly consist of individual transactions following negotiations between us and third parties that do not follow specified timelines.

Lloyd’s

For the 2007 underwriting year, we provided 90% of the capital requirements of Syndicate 4000. From its inception in 2004 through the 2006 underwriting year, we provided all of the capital requirements of Syndicate 4000. In our financial statements, we included all of the results of business written by Syndicate 4000 since its inception in 2004 through the 2006 underwriting year and 90% of the results of business written by Syndicate 4000 in the 2007 underwriting year.

For the 2007 underwriting year, Syndicate 4000 had total stamp capacity of £73 million ($147 million) as compared to £82 million ($160 million) for the 2006 underwriting year. This stamp capacity represents the ultimate premium amount (gross premium but net of acquisition expenses) that Syndicate 4000 is permitted to write for the underwriting year.

Our participation in Syndicate 4000 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of Syndicate 4000 for each underwriting year because we hold an undivided interest in each asset and we are proportionately liable for each liability of Syndicate 4000. The results reported for the year ended December 31, 2007 comprise our 90% share of the results of the 2007 underwriting year activities of

Syndicate 4000 plus all of the results of prior underwriting year activities. The results reported for the year ended December 31, 2006 comprise all of the activities of Syndicate 4000 during that period.

Technical services

Following the sale of ESC in the third quarter of 2006, the technical services segment is composed of our two environmental liability assumption programs. The results for the year ended December 31, 2006 have been reclassified to conform to the presentation of ESC in discontinued operations.

The following is a discussion of our net underwriting results and profitability measures by segment for the years ended December 31, 2007, 2006 and 2005.

Years ended December 31, 2007 and 2006

Specialty insurance run-off

The following table shows the results of the specialty insurance run-off segment for the years ended December 31, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$(20,904)	$60,107	$(81,011)
Premiums ceded	3,487	(34,126)	37,613
Net premiums written	$(17,417)	$25,981	$(43,398)
Net premiums earned	$6,127	$113,289	$(107,162)
Other income	(2,155)	2,873	(5,028)
Net losses and loss Expenses	16,621	(65,706)	82,327
Acquisition expenses	(441)	(18,029)	17,588
General and administrative expenses	(7,369)	(18,440)	11,071
Segment income	$12,783	$13,987	$(1,204)

Premiums.    Gross and net premiums written were negative $20.9 million and $17.4 million for the year ended December 31, 2007 compared to $60.1 million and $26.0 million for the year ended December 31, 2006. The significant decrease in our specialty insurance run-off segment’s gross and net premiums written was due to the decision to cease writing new business in 2006, our decision to run-off the majority of our businesses and the effect of premium returns to our clients on policy cancellations and the transfer of policies to third parties.

For the year ended December 31, 2007 we returned or transferred approximately $23.3 million of gross written premiums, compared to $58.7 million for the year ended December 31, 2006.

Our technical risk property (primarily the HBW program), environmental liability and other product lines returned premium of $12.5 million, $8.5 million and $2.3 million, for the year ended December 31, 2007.

We ceased to write the HBW program in our technical risk property product line under the terms of the managing agency agreement which expired on December 2, 2006. This program accounted for the substantial majority of total specialty insurance run-off segment gross and net premiums written in the year ended December 31, 2006. The policies in our HBW program were underwritten by a third-party agent which was instructed to follow our underwriting guidelines.

Premiums ceded.    Premiums ceded were negative $3.5 million during the year ended December 31, 2007, a decrease of $37.6 million, compared to $34.1 million for the year ended December 31, 2006, reflecting the impact of policy cancellations and transfers and the associated premium returns collected from our reinsurers.

Net premiums earned.    Net premiums earned during the year ended December 31, 2007 were $6.1 million, a decrease of $107.2 million, compared to $113.3 million for the year ended December 31, 2006, representing the reductions of premiums written and the return of premiums to our clients. Gross premiums written and ceded premiums are earned over the period of each insured risk. The terms of our insurance contracts range from between one and ten years with the majority of our contracts being for a one year period.

Other income (expense).    Other expense was $2.2 million for the year ended December 31, 2007, compared to other income of $2.9 million for the year ended December 31, 2006 and relates to income, including fees, recognized on non-traditional insurance contracts. The decrease in other income is due to the recording of the return of all fee income earned to date as a result of our decision to cancel one of our non-traditional statutory surplus relief life reinsurance contracts as discussed in more detail in ‘‘Our results’’ above. At December 31, 2007 we have recorded the return of all fee income, net of commissions, in the amount of $3.7 million reflecting net fee income earned since inception of the contract, which will become payable upon the effectiveness of the rescission, if at all.

Net losses and loss expenses.    Net losses and loss expenses had a favorable impact of $16.6 million for the year ended December 31, 2007 compared to an expense of $65.7 million for the year ended December 31, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due largely to the net favorable loss development in maturing accident periods in several of our product lines, the reduction of losses as a result of the cancellation of policies, particularly in our HBW program, and the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned. We continue to participate in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.    Acquisition expenses were $0.4 million for the year ended December 31, 2007 compared to $18.0 million for the year ended December 31, 2006. The decrease in acquisition expenses was due to the substantial decline in the number of insurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage fees, commission fees and premium tax expenses and were net of ceding commissions earned on purchased reinsurance treaties.

Specialty reinsurance run-off

The following table shows the results of the specialty reinsurance run-off segment for the years ended December 31, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross assumed premiums written	$3,442	$6,864	$(3,422)
Premiums ceded	(4,478)	(14,035)	9,557
Net premiums written	$(1,036)	$(7,171)	$6,135
Net premiums earned	$336	$46,487	$(46,151)
Other income	2,602	781	1,821
Net losses and loss expenses	6,147	(40,033)	46,180
Acquisition expenses	1,100	(12,468)	13,568
General and administrative Expenses	(1,357)	(6,420)	5,063
Segment income (loss)	$8,828	$(11,653)	$20,481

Premiums.    Gross and net premiums written were $3.4 million and $(1.0) million for the year ended December 31, 2007 compared to $6.8 million and $(7.2) million of gross and net premiums written for the year ended December 31, 2006. The decrease in our specialty reinsurance run-off segment’s gross premiums written reflects the decrease in our reinsurance business lines as a result of our decision to discontinue the writing of new and renewal business in our reinsurance business line, combined with changes in estimates in written premiums, return premiums and contract commutations. Ceded written premiums in 2006 were greater than gross premiums written because of the purchase of additional reinsurance protection for exposures in our marine, technical risk and aviation product line.

Gross written premiums in our specialty reinsurance run-off segment of $3.4 million for the year ended December 31, 2007 consisted primarily of $4.8 million in premium estimates, partially offset by the impact of the policy commutations in the amount of $1.4 million.

Premiums ceded    Premiums ceded were $4.5 million during the year ended December 31, 2007 compared to $14.0 million for the year ended December 31, 2006. The decrease in our ceded premiums written largely reflects the decrease in gross premiums written. We also purchased additional retrocessional coverage for our marine, technical risk and aviation reinsurance product line to limit our future probable maximum losses during 2007. These retrocession treaties provide us with protection on an excess of loss, quota share treaty and facultative basis for policies written in our reinsurance product lines of business. Ceded premiums are earned over the period of each insured risk.

Net premiums earned.    Net premiums earned of $0.3 million for the year ended December 31, 2007 decreased by $46.2 million compared to $46.5 million for the year ended December 31, 2006. The decrease reflects the decrease in earning of premiums on contracts written in prior periods, the impact of the decision to discontinue writing of new and renewal business in our reinsurance and insurance lines of business and the impact of changes in premium estimates and premiums written. Gross premiums written in our specialty reinsurance run-off segment are being earned over the periods of reinsured or underlying insured risks which are typically one year.

Other income.    Other income was $2.6 million for the year ended December 31, 2007 compared to $0.8 million for the year ended December 31, 2006, and related to income, including fees, recognized on non-traditional reinsurance contracts.

Net losses and loss expenses.    Net losses and loss expenses had a favorable impact of $6.1 million for the year ended December 31, 2007 compared to an expense of $40.0 million for the year ended December 31, 2006. The decrease in net losses and loss expenses incurred was due to favorable loss reserve developments, lower net earned premium in 2007 and fewer significant loss occurrences, particularly compared to those relating to the development of losses related to the 2005 hurricanes. Net losses and loss expenses are also a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of reinsurance underwritten. For the year ended December 31, 2007, we recognized favorable development of $9.0 million relating to commutations and $6.7 million relating to the 2004 and 2005 hurricanes.

Included in our expected ultimate losses during the year ended December 31, 2007 are specific loss estimates on contracts of reinsurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty reinsurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $72.6 million compared to $76.6 million for the year ended December 31, 2006. Our estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedants and brokers. The actual amount of losses from the hurricanes may vary significantly from the estimate.

Acquisition expenses.    Acquisition expenses were favorable $1.1 million for the year ended December 31, 2007 compared to an expense of $12.5 million for the year ended December 31, 2006. The decrease in acquisition expenses was due to the decrease in the number of reinsurance contracts we entered into and the associated net premiums earned. These acquisition expenses primarily represented brokerage and ceding commissions.

Lloyd’s

The following table shows the results of the Lloyd’s segment for the years ended December 31, 2007 and 2006:

	2007	2006	Change
	($ in thousands)
Gross premiums written	$124,049	$91,758	$32,291
Premiums ceded	(27,654)	(30,014)	2,360
Net premiums written	$96,395	$61,744	$34,651
Net premiums earned	$80,784	$65,523	$15,261
Net losses and loss expenses	(53,845)	(50,382)	(3,463)
Acquisition expenses	(27,387)	(12,043)	(15,344)
General and administrative expenses	(13,784)	(12,886)	(898)
Segment loss	$(14,232)	$(9,788)	$(4,444)
Ratios:
Loss and loss expense ratio	66.7%	76.9%	(10.2)%
Acquisition expense ratio	33.9%	18.4%	15.5%
General and administrative expense ratio	17.1%	19.7%	(2.6)%

Premiums.    Stamp capacity is the measure of the amount of premium Syndicate 4000 is authorized to write and is determined based on a business plan approved by the Council of Lloyd’s and the funds provided by the capital providers. The stamp capacity of Syndicate 4000 for 2007 was £73 million ($147 million) which equates to the amount of premium that can be written in the 2007 underwriting year (premium being defined for these purposes only as gross premium less acquisition expenses). We provided 90%, or £65.7 million ($132 million) of the stamp capacity for the 2007 underwriting year. Syndicate 4000 had stamp capacity of £82 million ($160 million) during 2006, all of which was provided by us.

Gross and net premiums written were $124.0 million and $96.4 million for the year ended December 31, 2007 compared to $91.8 million and $61.7 million for the year ended December 31, 2006. Despite our reduced participation in Syndicate 4000 in 2007, gross and net premiums written have increased as Syndicate 4000 was better able to attract new and secure renewal business during the year because of the provision of third party capital to the syndicate, the establishment of the Pembroke Managing Agency and the fact that Syndicate 4000, in its third year, benefited from increased market recognition. Beginning in 2007, Syndicate 4000’s reported gross written premiums include estimates of unreported premiums and premiums received but not yet processed at Lloyd’s because of time delays between underlying policies being written or adjusted and the inclusion of those policies or policy adjustments in the Lloyd’s underwriting systems. Policy adjustments typically include reinstatement premiums or adjustment premiums related to underwriting experience or the volume of underlying insurance business.

The table below shows gross and net premiums written by product line for the years ended December 31, 2007 and 2006.

	2007		2006
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Financial institutions	$59,568	$44,704	$52,440	$34,364
Professional liability	46,011	33,929	33,430	22,684
Specie and fine art	16,851	16,152	5,859	4,719
Kidnap and ransom	1,619	1,610	29	(22)
Total	$124,049	$96,395	$91,758	$61,744

In the ordinary course of business, Syndicate 4000 reinsures certain insurance risks with the purpose of limiting maximum loss exposure. Premiums ceded to reinsurers were $27.7 million during the year ended December 31, 2007, compared to premiums ceded to reinsurers of $30.0 million for the year ended December 31, 2006. Despite the fact that gross written premium of Syndicate 4000 increased during the year ended December 31, 2007, as a percentage of written premium, the premiums ceded for the year ended December 31, 2006 was greater than the premiums ceded for the year ended December 31, 2007. This is due to the Company being subject to an excess of loss reinsurance contract that was purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium, regardless of the amount of gross premium we actually wrote. For the 2007 underwriting year we have purchased a similar excess of loss reinsurance contract with slightly lower fixed minimum ceded premium requirements. Following a revision of the ultimate premium forecast for the 2007 underwriting year, due to market underwriting conditions, we have, however, slightly increased the proportion of ceded premium on this 2007 excess of loss treaty. The adjustment resulted in additional premium ceded of $1.8 million for the year ended December 31, 2007.

Net premiums earned during the year ended December 31, 2007 were $80.8 million, an increase of $15.3 million, compared to $65.5 million for the year ended December 31, 2006. The increase in net premiums earned was primarily due to growth in Syndicate 4000’s business and the earning of premiums written in prior periods. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year. There was a negligible impact on net premiums earned arising from the increase in proportion of ceded premium on the 2007 excess of loss reinsurance contract.

Net losses and loss expenses.    Net losses and loss expenses were $53.8 million for the year ended December 31, 2007, an increase of $3.4 million, compared to $50.4 million for the year ended December 31, 2006. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten.

Syndicate 4000 has exposure to the subprime mortgage developments in the United States through D&O and E&O policies it has written primarily in its financial institutions and professional lines of business. We expect claims activity within the D&O and E&O insurance markets to rise as a result of an increase in class action lawsuits filed against public companies due to market losses and related stock price depreciation associated with the subprime mortgage and credit crisis in the United States. As a result, the increase in net losses and loss expenses is primarily due to $9.8 million of new losses and loss expenses recorded in relation to our estimates associated with this exposure. We have recorded specific reserves for reported claims of $11.3 million in the results for the year ended December 31, 2007. In addition we have recorded $12.0 million of IBNR reserves, following an actuarial review of the Syndicate’s portfolio and its exposure to further claims from these subprime mortgage developments, based to a significant degree, on industry loss estimates of the total expected losses. We have also recorded a reinsurance recoverable of $13.5 million on purchased contracts of reinsurance. Due to these loss and loss expense notifications, a premium deficiency reserve amounting to approximately $8.0 million has been recorded. This adjustment has been reflected in the statement of operations through acquisition costs, as more fully described below.

The impact of the subprime mortgage loss and loss expenses for the year ended December 31, 2007 is partially offset by $8.0 million of net favorable loss developments on the results of prior underwriting years, in particular, net favorable loss development has occurred in relation to the 2005 underwriting year and, to a lesser extent, in relation to the 2006 underwriting year.

Our Lloyd’s segment’s net loss ratio was 66.7% for the year ended December 31, 2007 as compared to a net loss ratio of 76.9% for the year ended December 31, 2006. The net loss ratio for the year ended December 31, 2007 was adversely impacted by the subprime loss and loss expenses recorded in the fourth quarter of 2007. This has been partially offset by net favorable loss development in certain product lines for more mature accident periods, specifically in respect of the

2005 underwriting year of account where actual loss experience has been better than expected. Additionally, the net loss ratio for the year ended December 31, 2006 and to a lesser extent for the year ended December 31, 2007 was adversely impacted by the excess of loss reinsurance contracts that we purchased for the 2006 underwriting year, which requires us to cede minimum fixed amounts of our premium regardless of the amount of gross premium we actually wrote. We expect that ceding minimum fixed amounts of premiums will continue to adversely impact, to a lesser extent, net loss ratios as the 2006 underwriting year continues to mature.

Acquisition expenses.    Acquisition expenses were $27.4 million for the year ended December 31, 2007, an increase of $15.4 million compared to $12.0 million for the year ended December 31, 2006. The increase in acquisition expenses was driven by the premium deficiency reserve of approximately $8.0 million related to the subprime mortgage developments in the United States in certain professional lines. These charges relate to the write-off of deferred acquisition costs that are deemed irrecoverable from the future earning of unearned premium reserves because we expect that potential future reported losses may exceed those unearned premium reserves.

Our acquisition expense ratio was 33.9% for the year ended December 31, 2007, an increase of 15.5%, compared to 18.4% for the year ended December 31, 2006. The increase is primarily attributable to four factors. First, in connection with the above premium deficiency, the additional charge of $8.0 million resulted in an increase in the acquisition expense ratio of 9.9%. Second, in connection with a change in the estimates of acquisition expenses, we recognized a cumulative adjustment which resulted in an increased acquisition expense ratio. We expect that this change in estimating acquisition expenses will have a lesser impact on the acquisition expense ratio in the future. Third, there was an increase in premium written in the specie and fine art and kidnap and ransom business. This business generally carries higher acquisition expenses than professional and financial institution product lines. Finally, the continuing effect of the excess of loss reinsurance contract that we purchased for the 2006 underwriting year which required us to cede minimum fixed amounts of premium regardless of the amount of gross premium we actually wrote continues to have an impact, but to a declining extent, as we continue to earn this premium throughout 2007.

General and administrative expenses.    General and administrative expenses were $13.8 million for the year ended December 31, 2007, an increase of $0.9 million, compared to $12.9 million for the year ended December 31, 2006. The general and administrative expense ratio for the year ended December 31, 2007 was 17.1%, compared to 19.7% for the year ended December 31, 2006. Many of the general and administrative expenses incurred by Syndicate 4000 are fixed costs such as the Lloyd’s central fund contributions, managing agency fees, both of which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee related expenses. Syndicate 4000’s Lloyd’s central fund contribution for the 2007 underwriting year was reduced to 1% of stamp capacity from 2% for the 2006 underwriting year. In addition, the lower stamp capacity for 2007 than for 2006 also contributes to lower central fund charges. These reduced costs are partially offset by increased managing agency fees in 2007.

As a result of the sale of our interests in Syndicate 4000 on February 13, 2008, this segment, as well as the results of the period from January 1, 2008 to February 13, 2008, will be reclassified into discontinued operations in 2008.

Technical services

	2007	2006	Change
	($ in thousands)
Technical services revenues	$1,707	$3,331	$(1,624)
General and administrative expenses	(2,317)	(4,283)	1,966
Segment loss	$(610)	$(952)	$(342)

Technical services revenues.    Technical services revenues were $1.7 million for the year ended December 31, 2007, compared to $3.3 million for the year ended December 31, 2006. Technical services revenues are mainly derived from our environmental liability assumption programs. We expect that our technical services revenues will continue to decrease in future periods as the remediation is closer to completion.

General and administrative expenses.    General and administrative expenses were $2.3 million for the year ended December 31, 2007, compared to $4.3 million for the year ended December 31, 2006. The decrease is due to the fact that most of the remediation work on one of our environmental liability assumption programs occurred during the first quarter of 2006. The remediation is now close to being completed and, as a result, has not generated expenses to the same extent as it did in 2006. We expect that our technical services expenses will continue to decrease in future periods as the remediation is closer to completion.

Years ended December 31, 2006 and 2005

The following table summarizes our net underwriting results and profitability measures for our segments for the years ended December 31, 2006 and 2005.

Specialty insurance run-off

	2006	2005	Change
	($ in thousands)
Gross premiums written	$60,107	$311,321	$(251,214)
Premiums ceded	(34,126)	(116,404)	82,278
Net premiums written	$25,981	$194,917	$(168,936)
Net premiums earned	$113,289	$160,620	$(47,331)
Other income	2,873	1,200	1,673
Net losses and loss expenses	(65,706)	(120,710)	55,004
Acquisition expenses	(18,029)	(21,836)	3,807
General and administrative expenses	(18,440)	(21,750)	3,310
Segment income (loss)	$13,987	$(2,476)	$16,463
Ratios:
Loss and loss expense ratio	58.0%	75.2%	(17.2)%
Acquisition expense ratio	15.9%	13.6%	2.3%

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

	2006		2005
	($ in thousands)
	Gross premiums written	Net premiums written	Gross premiums written	Net premiums written
Technical risk property(1)	$71,591	$37,329	$187,474	$114,377
Professional liability	5,005	4,222	49,737	33,741
Environmental liability	(14,685)	(9,602)	40,009	23,464
Fidelity and crime	(1,259)	(1,428)	13,197	6,654
Surety	3,645	1,843	12,041	9,370
Trade credit and political risk	(4,128)	(5,195)	7,574	6,022
Structured insurance	(62)	(62)	1,289	1,289
Other	—	(1,126)	—	—
Total	$60,107	$25,981	$311,321	$194,917

(1)	The gross and net premiums written generated by our HBW program is included in our technical risk property product line, as described below.
(2)	Negative premium amounts reflect the impact of premiums returned to our clients on policy cancellation.

During the year ended December 31, 2006, we continued to write the HBW program in our technical risk property product line under the terms of the managing agency agreement which expired on December 2, 2006. This program accounted for the substantial majority of total specialty insurance run-off segment gross and net premiums written in the year ended December 31, 2006. The policies in our HBW program have been underwritten by a third-party agent which is instructed to follow our underwriting guidelines. Our HBW gross premiums written during the year ended December 31, 2006 are summarized in the table below by specialty risk class.

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

Net losses and loss expenses.    Net losses and loss expenses were $65.7 million for the year ended December 31, 2006, a decrease of $55.0 million compared to $120.7 million for the year ended December 31, 2005. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten. The decrease in net losses and loss expenses is due to:

•	the decrease in significant loss occurrences, particularly compared to those related to the 2005 hurricanes and the first quarter 2005 rupture of an oil pipeline in California during a mudslide;

•	a substantial decline in the number of insurance contracts we entered into and the associated net premiums earned; and

•	favorable development in our ultimate loss ratio selections in certain product lines, particularly in our professional insurance product line in which our selected ultimate net loss ratio for mature accident periods has reduced to approximately 61.6% in 2006 from approximately 68.2% in 2005, resulting in a reduction of net loss and loss expense reserves of approximately $3.5 million.

Our expected ultimate losses during the year ended December 31, 2006 also included estimated gross and net losses of $5.2 million and $2.6 million related to damage caused by an oil pipeline in California which ruptured during a mudslide in the first quarter of 2005, for which the damage is covered by an insurance contract issued by our environmental liability product line.

Our specialty insurance run-off segment net loss ratio was 58.0% for the year ended December 31, 2006 a decrease of 17.2% compared to a net loss ratio of 75.2% for the year ended December 31, 2005. The decrease in the specialty insurance run-off segment net loss ratio is primarily due to the significant loss estimates arising in 2005 from Hurricanes Katrina, Rita and Wilma as well as to the loss estimates arising in 2005 from the ruptured oil pipeline loss. The 2005 hurricanes did not contribute any loss ratio percentage points to the specialty insurance run-off segment net loss ratio in 2006 compared to 7.0% in 2005. As discussed above, the reduction in certain of our product line’s ultimate net loss ratio for mature accident periods also contributed to the lower insurance run-off segment net loss in 2006.

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

Our acquisition expense ratio was 15.9% for the year ended December 31, 2006 compared to 13.6% for the year ended December 31, 2005. The increase in our acquisition expense ratio in the specialty insurance run-off segment is primarily due to the impact of purchased reinsurance protection in 2006 and 2005 which reduced net earned premium by a higher proportion in 2006 than 2005. The increase is also due, to a lesser extent, to the return of premiums to canceling policies, including, in some instances, earned premium. Deferred acquisition costs include, as of December 31, 2006, $7.2 million of acquisition expenses on written contracts of insurance that will be amortized in future periods as the premiums written to which they relate are earned.

General and administrative expenses.    General and administrative expenses totaled $18.4 million for the year ended December 31, 2006 compared to $21.8 million for the year ended December 31, 2005. The decrease in our general and administrative expense was due to the cost saving measures taken in response to discontinuing writing new and renewal business in 2006.

Specialty reinsurance run-off

	2006	2005	Change
	($ in thousands)
Gross assumed premiums written	$6,864	$216,912	$(210,048)
Premiums ceded	(14,035)	(83,434)	69,399
Net premiums written	$(7,171)	$133,478	$(140,649)
Net premiums earned	$46,487	$166,944	$(120,457)
Other income	781	1,974	(1,193)
Net losses and loss expenses	(40,033)	(178,887)	138,854
Acquisition expenses	(12,468)	(42,714)	30,246
General and administrative expenses	(6,420)	(9,847)	3,427
Segment loss	$(11,653)	$(62,530)	$50,877
Ratios:
Loss and loss expense ratio	86.1%	107.2%	(21.1)%
Acquisition expense ratio	26.8%	25.6%	1.2%

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

Included in our expected ultimate losses during the year ended December 31, 2006 are specific loss estimates on contracts of reinsurance insuring claims arising from Hurricanes Katrina, Rita and Wilma. Our estimate of our specialty reinsurance run-off segment’s exposure to ultimate claim costs associated with these hurricanes based on currently available information is $76.6 million (including net reinstatement premiums), of which $5.0 million is included in net losses and loss expenses for the year ended December 31, 2006 compared to $71.9 million for the year ended December 31, 2005. Our estimate of ultimate losses from these events was primarily based, at the time of the estimate, on then available information, claims notifications, industry loss estimates, output from industry models, a review of affected contracts and discussion with cedants and brokers.

Our specialty reinsurance run-off segment net loss ratio was 86.1% for the year ended December 31, 2006 compared to 107.2% for the year ended December 31, 2005. The decrease in the specialty reinsurance run-off segment net loss ratio is due in part to the magnitude of the loss estimates arising from Hurricanes Katrina, Rita and Wilma described above in 2005. This is mitigated by the impact of ceded earned premium relating to additional purchased reinsurance protection in our marine, technical risk and aviation product line.

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

Lloyd’s

	2006	2005	Change
	($ in thousands)
Gross premiums written	$91,758	$80,702	$11,056
Premiums ceded	(30,014)	(19,056)	(10,958)
Net premiums written	$61,744	$61,646	$98
Net premiums earned	$65,523	$36,511	$29,012
Net losses and loss expenses	(50,382)	(24,652)	(25,730)
Acquisition expenses	(12,043)	(5,074)	(6,969)
General and administrative expenses	(12,886)	(8,716)	(4,170)
Segment loss	$(9,788)	$(1,931)	$(7,857)
Ratios:
Loss and loss expense ratio	76.9%	67.5%	9.4%
Acquisition expense ratio	18.4%	13.9%	4.5%

Premiums.    Gross and net premiums written were $91.8 million and $61.7 million for the year ended December 31, 2006 compared to $80.7 million and $61.6 million for the year ended December 31, 2005. The increase in our gross premiums written was largely due to the continued growth in this segment, which commenced operations in December 2004. This increase was partially offset by the adverse effects on our Lloyd’s business following A.M. Best’s ratings action relating to other Quanta insurance companies which we believe created uncertainty about the future of Syndicate 4000 in the Lloyd’s market place.

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

Net premiums earned during the year ended December 31, 2006 were $65.5 million, an increase of $29.0 million, compared to $36.5 million for the year ended December 31, 2005, representing amortization of premiums written and ceded during the years ended December 31, 2004, 2005 and 2006. The increase in our net premiums earned was largely due to the growth of our net premiums written from our Lloyds syndicate. This increase was partially offset by the effect of the A.M. Best’s ratings downgrade and subsequent uncertainties around the business and achievements of gross premium estimates resulting in the acceleration of the minimum ceded earned premium as described above. Gross premiums written and ceded premiums are being earned over the period of each insured risk which is typically one year.

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

Our Lloyd’s segment net loss ratio was 76.9% for the year ended December 31, 2006, an increase of 9.4% compared to a net loss ratio of 67.5% for the year ended December 31, 2005. The increase in the Lloyd’s segment net loss ratio is primarily due to the effect of the excess of loss reinsurance contract we entered into that requires us to cede minimum fixed amounts of our premium, regardless of the amount of gross premium written in Syndicate 4000 in the year ended December 31, 2006.

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

General and administrative expenses.    General and administrative expenses were $12.9 million for the year ended December 31, 2006 an increase of $4.2 million, compared to $8.7 million for the year ended December 31, 2005. The increase in our general and administrative expense from 2005 to 2006 was mainly due to the fact that 2005 was a start-up year for Syndicate 4000 and 2006 reflects the general and administrative expenses of a fully operating Syndicate 4000, including an additional number of employees hired throughout 2006 as well as increases in Lloyd’s central fund and managing agent expenses. General and administrative expenses includes a number of fixed costs including the Lloyd’s Central Fund contributions which are based on a percentage of underwriting capacity set at the start of the underwriting year, and employee and related expenses.

Technical services

	2006	2005	Change
	($ in thousands)
Technical services revenues	$3,331	$19,037	$(15,706)
General and administrative expenses	(4,283)	(18,545)	14,262
Segment (loss) income	$(952)	$492	$(1,444)

Technical services revenues.    Technical services revenues were $3.3 million for the year ended December 31, 2006, compared to $19.0 million for the year ended December 31, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005. The remediation was close to being completed and, as a result, did not generated technical services revenues to the same extent as it did in 2005.

General and administrative expenses.    Direct general and administrative expenses were $4.3 million for the year ended December 31, 2006, compared to $18.5 million for the year ended December 31, 2005. The decrease is due to a significant portion of remediation of our QLT Buffalo LLC environmental liability assumption program occurring during the second and third quarters of 2005.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company and as such, has no direct operations of its own. Quanta Holdings’ assets currently consist of investments in our subsidiaries through which we conducted our specialty insurance and reinsurance run-off and our technical services operations. We have operations in the U.S., Bermuda and Ireland.

As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses, taxes and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest and other statutorily permissible payments from its operating subsidiaries. We believe that the operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends, or the approval of certain regulators in the event of a return of capital, that these subsidiaries can ultimately pay to Quanta Holdings. In addition, following the withdrawal of our A.M. Best rating, the Bermuda Monetary Authority, the regulator of our most significant subsidiary, Quanta Bermuda, amended Quanta Bermuda’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new transactions. We are working with applicable regulatory authorities to facilitate our ability, as the business we wrote expires over time, to pay dividends or return capital from our insurance operating subsidiaries to the holding company. The payment of dividends or return of capital to the holding company requires regulatory approval. In addition, because we have regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as ‘‘stacked subsidiaries,’’ in certain instances obtaining approval to dividend funds or return capital requires the approval of a number of regulators before the funds can be made available to Quanta Holdings. Following approval from the Bermuda Monetary Authority we declared a dividend of $1.75 per share or approximately $122.7 million which is payable on March 28, 2008 to shareholders of record on March 25, 2008.

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

As of March 3, 2008, prior to the payment of the March dividend our cash and cash equivalents and investments of approximately $667.4 million following the sale of our interest at Lloyd’s. Our cash and cash equivalents and investment balances include approximately $96.8 million that is pledged as collateral for letters of credit, approximately $152.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $37.3 million held in trust funds that are related to our deposit liabilities and $27.9 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we have unrestricted net investments of $352.9 million, including net cash and cash equivalents of approximately $19.0 million. This amount is held mainly by our operating subsidiaries in Bermuda, the U.S. and Europe.

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

As of December 31, 2007, we had net cash and cash equivalent balances and other investments of approximately $228.8 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries.

As of December 31, 2007 and February 29, 2008, to the face amounts of our fully secured outstanding letters of credit were approximately $91.6 million and $84.7 million.

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

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management’s forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk. We have no immediate intent to liquidate our investment portfolios, other than in normal course of our investment management policies. However, we may be required to sell securities to satisfy return premium, to pay claims or to meet loss obligations on contracts that are cancelled or commuted.

As at December 31, 2007, the market value of our total investment portfolio including cash and cash equivalents was $801.7 million, of which $559.5 million related to trading fixed maturity investments, $22.3 million related to cash and cash equivalents, $131.0 million related to restricted cash and cash equivalents, $88.9 million related to trading short-term investments. Of the above amounts, $39.2 million related to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity and cash investments which are currently managed by Deutsche Asset Management, our external investment advisors. Custodians of our externally managed investment portfolios are Comerica Incorporated, JP Morgan Chase Bank N.A. and Citibank N.A.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. As of December 31, 2007, all of the fixed maturity investments were investment grade, with a weighted average credit rating of ‘‘AA+’’ based on ratings assigned by S&P.

Our portfolio of investment grade fixed maturity investments includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007, delinquency and default rates have increased on these types of securities, and particularly on securities backed by subprime mortgages. Generally, subprime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of subprime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by subprime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to subprime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from our independent pricing sources in which significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2007. We believe our exposure to subprime credit risk is limited although there can be no assurance that events in the subprime mortgage sector will not adversely affect the value of our investments. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and historic and current cashflows. Together with our investment managers, we continue to monitor our potential exposure to subprime borrowers and we will make adjustments to the investment portfolio as necessary.

We currently believe that at December 31, 2007 our exposure to subprime mortgages was approximately $5.4 million, which represents less than one percent of our total cash and investments, and our exposure to Alt-A mortgages was approximately $6.2 million. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers.

The following table shows the amortized cost and fair value of our fixed maturities with exposure to subprime or Alt-A mortgages as at December 31, 2007.

($ in millions)	Weighted Average Life in Years	AAA Senior Tranche	AAA Junior Tranche	AA Junior Tranche	Amortized Cost	Fair Value
By Vintage Year
Fixed Maturities with subprime exposure
2003	2.3	$—	$—	$0.2	$0.2	$0.2
2004	0.2	0.1	—	—	0.1	0.1
2005	0.8	1.0	—	—	1.1	1.0
2006	1.2	4.1	—	—	4.1	4.1
Total	1.1	$5.2	$—	$0.2	$5.5	$5.4
Fixed Maturities with Alt-A exposure
2004	2.0	$0.2	—	—	$0.2	$0.2
2005	3.7	5.6	—	—	5.7	5.6
2006	2.4	—	0.4	—	0.4	0.4
Total	3.5	$5.8	$0.4	$—	$6.3	$6.2

Our total investments and cash and cash equivalents totaled $801.7 million as of December 31, 2007 compared to $948.2 million as of December 31, 2006. This included restricted cash at December 31, 2007 and 2006 of $131.0 million and $68.1 million. The decrease in these total invested assets was due to the payment of losses, the repurchase of our Series A preferred shares and our junior subordinated debentures as well as the payment of general and administrative expenses and reinsurance balances payable. This decrease was partially offset by the receipt of net investment income, premiums receivable and reinsurance recoverables.

Our insurance and reinsurance premiums receivable balances totaled $57.9 million as of December 31, 2007 compared to $34.6 million as of December 31, 2006. Included in these amounts are $45.4 million and $13.4 million relating to our premiums receivable balances in our Lloyd’s segment as of December 31, 2007 and 2006. The increase in premiums receivable reflects new business written by our Lloyd’s segment. Included in our premiums receivable, as part of our Lloyd’s segment, are approximately $12.5 million of written premium installments that are not yet currently due under the terms of the related insurance and reinsurance contracts. As of December 31, 2007, based on our review of the remaining balance of $45.4 million, which represents premium installments that are currently due, we have established a provision for uncollectible premiums receivable of $0.4 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $5.0 million and $75.6 million, respectively, as of December 31, 2007 compared to $12.1 million and $83.9 million as of December 31, 2006. Included in these amounts are $0.9 million and $46.3 million relating to our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, from our participation in Syndicate 4000 within our Lloyd’s segment as of December 31, 2007 and $5.0 million and $29.9 million as of December 31, 2006. The decrease in unearned premiums, net of deferred reinsurance, is due to lower premiums written in our run-off segments following our decision to cease underwriting or seeking new business as well as the earning of premiums previously written. This is further decreased by the movement of unearned premiums on our commutation activities. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $376.6 million as December 31, 2007 compared to $402.4 million as of December 31, 2006. This includes $134.5 million and $71.6 million as of December 31, 2007 and 2006 relating to our Lloyd’s segment.

During the year ended December 31, 2007, we commuted several assumed reinsurance contracts which resulted in a reduction of our gross loss and loss expense reserves amounting to $47.1 million. We also experienced net favorable loss development in our insurance and reinsurance segments amounting to $31.1 million and net favorable loss development in our Lloyd’s segment amounting to $8.0 million. We further reduced our net loss reserves by $5.1 million through cancellation of insurance contracts with our clients, primarily as a result of cancellations in our HBW program. This was partially offset by our net losses and loss expenses incurred during the year ended December 31, 2007, which include $9.8 million of losses incurred in our Lloyd’s segment relating to our exposure to the subprime mortgage developments in the United States during the latter part of 2007.

Our reserves for losses and loss adjustment expenses as of December 31, 2007 includes our estimate of gross and net unpaid loss expenses, including incurred but not reported losses, totaling $43.3 million and $26.9 million relating to Hurricanes Katrina, Rita and Wilma. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate.

Of our total reserves for losses and expenses of $525.1 million as of December 31, 2007 approximately $400.9 million or 76% is represented by our estimate of incurred but not reported reserves (IBNR). Excluding Lloyd’s, approximately 74% is represented by IBNR. However, we have participated in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our reinsurance recoverables as of December 31, 2007 totaled $148.4 million, of which $1.5 million was currently due, compared to reinsurance recoverables as of December 31, 2006 of $221.2 million. This includes $25.8 million and $28.8 million as of December 31, 2007 and 2006 relating to our Lloyd’s segment. The decrease in our reinsurance recoverable balance reflects cash received from reinsurers during the year and, to a lesser extent, favorable developments in our estimates of gross loss and loss expenses and our commutation activity. As of December 31, 2007, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $16.4 million relating to Hurricanes Katrina, Rita and Wilma and $10.9 million in relation to subprime mortgage developments. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which the Company is subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate.

The average credit rating of the Company’s reinsurers as of December 31, 2007 is ‘‘A’’ (excellent) by A.M. Best. As of December 31, 2007, the losses and loss adjustment expenses recoverable from reinsurers balance in the consolidated balance sheet included approximately 34.6% due from Everest Reinsurance Ltd., a reinsurer rated ‘‘A+’’ (superior) by A.M. Best.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at December 31, 2007 and the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
	($ in millions)
Reinsurer
Everest Reinsurance Ltd.	$51.4	A	+
Arch Reinsurance Ltd.	14.3	A
Aspen Insurance Ltd.	11.3	A	−
The Toa Reinsurance Company, Ltd. (Tokyo)	9.9	A
Various Lloyd’s syndicates	9.3	A
General Fidelity	8.3	A	−
Max Re Ltd.	7.4	A	−
Odyssey America Reinsurance Corporation	5.1	A
Glacier Reinsurance AG	4.3	A	−
Peleus Reinsurance Ltd.	4.1	A	−
Transatlantic Reinsurance Company	3.9	A	+
Allianz Marine & Aviation Versicherungs AG	1.7	A	−
XL Capital Ltd.	1.7	A	+
Other Reinsurers Rated A− or Better	10.6	A	−
All Other Reinsurers	5.1	Various
Total	$148.4

No reinsurers other than those included above accounted for more than 10% of the losses and loss adjustment expense recoverable balance as at December 31, 2007.

Our shareholders’ equity was $350.7 million as of December 31, 2007 compared to $328.3 million as of December 31, 2006, reflecting an increase of $22.4 million that was primarily the result of a net income to common shareholders of $22.4 million for the year ended December 31, 2007.

We have recorded a net deferred income tax benefit of $5.3 million related to tax operating losses generated in our Lloyd’s segment for the year ended December 31, 2007. For the year ended December 31, 2007, our net valuation allowance increased by approximately $1.8 million, to $50.9 million. These deferred tax assets were generated primarily from net operating losses. The realization of deferred tax assets is dependent on future taxable income and future reversals of existing taxable temporary differences. Based upon our assessment of historical data and future earnings, it is our belief that it is more likely than not that the $5.3 million net deferred tax asset established for the U.K. NOL carryforwards will be realized in future periods by Quanta 4000. We will continue to periodically assess the realizability of our net deferred tax asset and adjust the valuation allowance accordingly.

In relation to the U.S. NOL and Irish NOL, due to prior and existing operating losses, we believe that it is more likely than not that the deferred tax asset will not be realized. Accordingly, we have recorded a full valuation allowance against these net deferred tax assets as of December 31, 2007 and 2006.

The following table shows our capitalization as of December 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
	($ in thousands)
Debt outstanding:
Revolving credit facility(1)	$—	$—
Junior subordinated debentures(2)	—	61,857
Redeemable preference shares:
Redeemable preferred shares ($0.01 par value; 25,000,000 shares authorized; zero issued and outstanding at December 31, 2007 and 3,130,525 issued and outstanding at December 31, 2006)(3)	—	74,998
Shareholders’ equity:
Common shares ($0.01 par value; 200,000,000 common shares authorized; 70,133,499 issued and outstanding at December 31, 2007 and 70,008,185 issued and outstanding at December 31, 2006)(4)	701	700
Additional paid-in capital	582,889	582,578
Accumulated deficit	(231,399)	(263,830)
Accumulated other comprehensive income	(1,529)	8,888
Total shareholders’ equity	350,662	328,336
Total capitalization	$350,662	$465,191
Total debt to capital ratio(5)	0%	29%

(1)	Consisted of a secured letter of credit dated October 27, 2006. The total commitment under our letter of credit facility was $110 million as of December 31, 2007 and was $240 million as of December 31, 2006. As of December 31, 2007, $91.6 million of letters of credit were outstanding under this facility. See ‘‘Liquidity’’ below for a discussion of our new credit facility.
(2)	During the year ended December 31, 2007, we repurchased all of our junior subordinated debentures for an aggregate purchase price of $54.5 million. We originally issued and sold $60.0 million of the junior subordinated debentures in private placements. A gain on repurchase of $4.4 million was recognized, net of repurchase costs of $0.5 million and write off of original deferred issuance costs of $1.7 million.
(3)	During the year ended December 31, 2007, we repurchased all of our Series A preferred shares at a price of $22.50 per share. The aggregate purchase price for the Series A preferred shares was $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs of $2.2 million and write off of original deferred issuance costs of $3.3 million.
(4)	This table does not give effect to warrants, options, restricted shares and performance share units outstanding for 2,542,813, 573,004 and 109,882 at December 31, 2007 compared to 2,542,813, 801,066 and 184,939 at December 31, 2006.
(5)	The debt to total capital ratio is calculated as the sum of the revolving credit facility, junior subordinated debentures and redeemable preferred shares, or Total Debt, divided by the sum of Total Debt and Total Shareholders’ Equity, or Total Capitalization.

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $92.8 million during the year ended December 31, 2007, primarily due to the payments during the year of claims and claim expenses, general and administrative expenses partially offset by reinsurance recoverable received. During the same period, net cash of $209.4 million was provided by receipts from sales of investments, net of purchases, and net cash of $127.1 million was used in the repurchase of the Series A preferred shares    and junior subordinated debentures. Our cash flows from investing activities for the year ended December 31, 2007 provided us with sufficient liquidity to meet operating cash requirements during that period. A description of our cash, cash equivalents, investments and restricted assets is provided in ‘‘Financial Condition and Liquidity’’ above.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, premiums written, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties. As a result of the A.M. Best rating actions in 2006, the resulting loss of business and business opportunities, our decision to cease writing new business in all our product lines, excluding business written at Lloyd’s, cash flows associated with the receipt of premiums written in our run-off segments will continue to decrease substantially. Due to the sale of our interest in Syndicate 4000, the receipt of premiums written by Syndicate 4000 will cease during the first quarter of 2008. A description of our cash, cash equivalents, investments and restricted assets is provided in ‘‘Financial Condition and Liquidity’’ above.

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

On October 27, 2006, we entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the mandated lead arranger, providing for a secured bank letter of credit facility (the ‘‘ING credit facility’’). The ING credit facility provides for an aggregate commitment of $240.0 million for a period of three years terminating on October 27, 2009. During the course of the year we reduced the aggregate commitment under the ING facility from $240.0 million to $110.0 million at December 31, 2007. Effective February 11, 2008, the ING credit facility was reduced by a further $15.0 million to $95.0 million. As of December 31, 2007 we had approximately $91.6 million of letters of credit outstanding under the ING credit facility.

Under the ING credit facility, the lenders issue from time to time, for the account of the designated subsidiary borrowers, one or more back-to-back letters of credit naming JPMorgan Chase Bank, N.A. as beneficiary in the face amount equal to the face amount of the outstanding letters of credit under the JPMorgan Credit Agreement, and other letters of credit in an aggregate face amount up to the aggregate commitment. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S. insurance borrowers and, consequently, the amount available for letters of credit under the facility on account of those borrowers. Quanta Holdings unconditionally and irrevocably guaranteed all of the obligations of our subsidiaries to the lenders under the ING credit facility.

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

Uses of cash and liquidity

Some of our insurance and many of our reinsurance contracts contained termination rights that were triggered by the A.M. Best rating action. Some of these insurance and reinsurance contracts also required us to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts in order to maintain that business. As of December 31, 2007, we had cash and cash equivalent and investment balances of approximately $228.8 million that were available to post as security or place in trust.

In the near term, our other principal cash requirements are expected to be losses and loss adjustment expenses and other policy holder benefits, including those related to policy cancellations and commutations, expenses to implement our run-off plans, including legal, professional, severance and incentive payments, other operating expenses, premiums ceded, capital expenditures and taxes. We may also be required or choose to place capital in our operating subsidiaries. Following the sale of Syndicate 4000 we are no longer committed to provide any of the Syndicate’s capital requirements for any underwriting years of account.

Quanta Holdings is dependent on dividends and other payments from its operating subsidiaries to satisfy its obligations. The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place most of our remaining specialty insurance and reinsurance lines into orderly run-off, we have incurred substantial costs, including severance payments, in connection with the implementation of changes based on such decision. This decision also involves significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. Additionally, we have entered into agreements with Peter D. Johnson and Jonathan J.R. Dodd, and a number of other key employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these agreements, our cash requirements would include payments in an aggregate amount of up to approximately $5.9 million. Of this amount, $0.7 million is included within our accounts payable and accrued expenses at December 31, 2007. During the year ended December 31, 2007, we have incurred severance charges of $0.3 million.

Under the 2007 LTIP, if any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based on the share price received by our shareholders in the change of control transaction, plus any dividends previously paid to the shareholders. For the year ended December 31, 2007, the amount expensed in relation to the 2007 LTIP was $0.6 million.

We expect that our cash requirements for the payment of claims will be significant in future periods as we receive and settle claims, including those relating to the claims for the hurricanes that occurred in 2005.

We incurred an insignificant amount of capital expenditure during the year ended December 31, 2007. As we continue to manage the run-off of our specialty insurance and reinsurance business, we are unable to quantify the amounts of future capital expenditures we may have to incur.

Dividends and Redemptions

Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends. Approval from regulatory authorities is required and we will continue to work with applicable regulatory authorities to facilitate dividends or capital return from our subsidiaries to Quanta Holdings. Further, our ability to pay dividends is subject to regulatory and contractual constraints, including the terms of the ING credit facility. Working with these regulators will take a long period of time and require the Company to meet many conditions. Following approval from the Bermuda Monetary Authority we declared a dividend of $1.75 per share or approximately $122.7 million which is payable on March 28, 2008 to shareholders of record on March 25, 2008.

For additional discussion concerning risks relating to our dividend policy and our holding company structure and its effect on our ability to receive and pay dividends, see ‘‘Item 1A.—Risk Factors—Risks Related to the Runoff—Our holding company structure and certain regulatory and other constraints, including our credit facility, affect our ability to pay dividends on our shares and return capital’’.

Off-Balance Sheet Arrangements

As of December 31, 2007, we do not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

Posting of Security by Our Non-U.S. Operating Subsidiaries

Our Bermuda and Irish operating subsidiaries are not licensed, accredited or otherwise approved as reinsurers anywhere in the United States. Many U.S. jurisdictions do not permit insurance companies to take credit on their U.S. statutory financial statements for reinsurance to cover unpaid liabilities, such as loss and loss adjustment expense and unearned premium reserves, obtained from unlicensed or non-admitted insurers without appropriate security acceptable to U.S. insurance commissioners. Typically, this type of security will take the form of a letter of credit issued by an acceptable bank, the establishment of a trust, funds withheld or a combination of these elements.

As described under ‘‘Liquidity’’ above we entered into the ING credit facility providing for the issuance of letters of credit for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of December 31, 2007 and December 31, 2006, we had approximately $91.6 million and $235.4 million of secured letters of credit issued and outstanding under the facility. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedant companies that have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of March 3, 2008, we have approximately $96.8 million that was pledged as collateral for letters of credit, approximately $152.5 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $37.3 million held in trust funds that are related to our deposit liabilities and $27.9 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. We currently have net cash and cash equivalent balances of approximately $22.3 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

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

Premiums Written, Ceded and Earned

Insurance and reinsurance premiums written are earned over the terms of the associated insurance policies and reinsurance contracts in proportion to the amount of insurance protection provided. Typically this results in the earning of premium on a pro rata over time basis over the term of the related insurance or reinsurance coverage. Premiums written on risks attaching reinsurance contracts are recorded in the period in which the underlying policies or risks are expected to incept and are earned on a pro rata over time basis over the expected term of the underlying policies. As a result, premiums earned on risks attaching reinsurance contracts usually extend beyond the original term of the reinsurance contract resulting in recognition of premium earnings over an extended period, typically up to 24 months. The term of the insurance or reinsurance coverage provided may be cancelled by the insured or ceding company resulting in a return of written premium.

Premiums written and ceded on certain types of contracts include estimates based on information received from the ceding companies, brokers or insureds. Estimates of written premiums are re-evaluated over the term of the associated contracts as underwriting information becomes available and as actual premiums are reported by the ceding companies, brokers or insureds. Subsequent changes to the premium estimates and cancellations are recorded as adjustments to premiums written in the period in which they become known. Such adjustments to estimated premium may be significant.

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

Ceded reinsurance or retrocessional coverage is used to increase our underwriting capacity and to limit individual and aggregate exposures to risks of losses arising from contracts of insurance or reinsurance that it underwrites. Reinsurance premiums ceded to reinsurers are recorded and earned in a manner consistent with that of the original contracts or policies written and the terms of the reinsurance agreements.

Premiums written and ceded relating to the unexpired periods of coverage or policy terms are recorded on the consolidated balance sheet as unearned premiums and deferred reinsurance premiums.

Prior to commencing our self-managed run-off, in the normal course of operations, we entered into certain contracts that do not meet the risk transfer provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’) for financial reporting purposes either due to insufficient underwriting risk or insufficient timing risk or do not provide the indemnification required for insurance accounting under SFAS No. 60, ‘‘Accounting and Reporting by Insurance Enterprises’’ (‘‘SFAS 60’’). For these contracts we follow the deposit method of accounting as prescribed in American Institute of Certified Public Accountants (‘‘AICPA’’) Statement of Position 98-7, ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ (‘‘SOP 98-7’’). The deposit method of accounting requires that the premium we receive or pay, less any explicitly defined fees retained or paid, is accounted for as a deposit asset or a deposit liability on the consolidated balance sheet. Explicitly defined fees retained or paid are deferred and earned to other income in the consolidated statement of operations and according to the nature of, and in proportion to, the product or service provided.

For those contracts that transfer significant underwriting risk only and for reinsurance contracts where it is not reasonably possible that we can realize a significant loss even though it assumes significant insurance risk, the deposit asset or liability is measured based on the unexpired portion of the coverage provided. The deposit asset or liability is adjusted for any losses incurred or recoverable based on the present value of the expected future cash flows arising from the loss event with the adjustment being recorded in net losses and loss expenses within our results of operations.

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

Commutations

We report commutations in accordance with SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’).

As we actively run off our business lines, we seeks to mitigate our exposures to historical underwriting risks through early settlement of our obligations to policyholders or ceding companies by entering into commutations or other arrangements. These negotiated commutation agreements eliminate the risk of adverse claim experience as they provide for full and final settlement of all current and future policy obligations with respect to the transaction to which they relate.

A commutation generally results in a single net payment to, or receipt from, a policyholder or ceding company. This payment or receipt settles all applicable outstanding balances with the policyholder or ceding company, including reserves for loss and loss expenses, unearned premiums, reinsurance balances payable, premiums receivable, deferred acquisition costs and funds withheld. Typically, the settlement of existing loss and loss expenses reserves is recorded as a paid claim, and settlement of unearned premiums is recorded as an adjustment to gross written and earned premiums, and acquisition expenses. Net gains or losses arising on commutation arrangements are primarily recorded within either net losses incurred, premiums earned, or a combination of both.

Non-traditional contracts

We wrote non-traditional contracts of insurance and reinsurance that were deemed not to meet risk transfer criteria and accordingly we have accounted for these transactions as deposits held on behalf of clients. During the years ended December 31, 2007, 2006 and 2005, we recognized within other income $(0.1) million, $3.5 million and $2.5 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. If these contracts were deemed to transfer risk, gross premium relating to these contracts would total approximately $43.5 million, $87.2 million and $110.7 million in the years ended December 31, 2007, 2006 and 2005.

In the fourth quarter of 2004, we entered into a surplus relief life reinsurance arrangement with a U.S. insurance company and assumed several life reinsurance contracts, through novation agreements. When we assumed these underlying contracts, the client, who is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, was able to reduce its statutory capital requirements. In exchange for our assumption of the contracts we received a fee. The arrangement, among other things, provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts we have assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. Of the $(0.1) million, $3.5 million and $2.5 million, $0.1 million, $0.6 million and $0.7 million of other income recognized during the years ended December 31, 2007, 2006 and 2005 relate to fees earned from this surplus relief life reinsurance arrangement with a U.S. insurance company that meets our definition of a non-traditional contract. As of December 31, 2007, 2006 and 2005, we provided approximately $8.4 million, $10.8 million and $13.1 million (unaudited) of statutory surplus relief to the U.S. insurance company under this contract.

We believe the arrangement, including the client’s option to recapture, and the assumption of the life insurance contracts constitute one contract with minimal mortality, credit or other insurance or economic risk which results in deposit accounting. If our client does not recapture the underlying insurance contracts in the future, we may be viewed as having had the risks described above and, as a result, we could be deemed to have retained life reinsurance risk and, as a result, may be required to account for some or all of the underlying insurance contracts as life insurance, recognizing life premiums written and life benefit reserves in the consolidated statement of operations. If deposit accounting had not been used with respect to this particular arrangement, we would have recognized gross life reinsurance premiums written of approximately $33.6 million, $62.6 million and $16.8 million for the years ended December 31, 2007, 2006 and 2005.

In respect of life reinsurance arrangements written on a coinsurance basis, where investment assets have been transferred to us, such assets have been recorded within our trading investment portfolio. A deposit liability has been recorded in the consolidated balance sheet in accordance with SFAS 97 ‘‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments’’ for non-risk investment contracts as an interest bearing instrument using the effective yield method. The investments related to the deposit liability are held in trust funds and are pledged to the ceding companies.

In respect of the life reinsurance arrangements written on a modified coinsurance basis, the ceding company’s net statutory reserves and assets are withheld and remain legally owned by the ceding company. These modified coinsurance contracts represent ‘‘non-cash’’ financial reinsurance transactions, whereby, in accordance with the contract terms, there are no net cash flows at inception of contracts, nor are there expected to be net cash flows through the life of the contracts, other than our explicitly defined fees. Notional contract assets and liabilities contemplated by the contract terms are partially offset in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 39 (‘‘FIN 39’’) ‘‘Offsetting of Amounts Related to Certain Contracts‘‘ and as such we do not present such assets or deposit liabilities in our consolidated balance sheet.

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

Included in other income is $1.5 million, $0.6 million and $0.2 million of other income recognized during the years ended December 31, 2007, 2006 and 2005 relate to explicitly defined margins on one short duration contract written by our specialty reinsurance segment that did not meet the risk transfer provisions of SFAS 113. The contract was commuted during the year ended December 31, 2007, resulting in a gain on commutation of $0.8 million, but was originally written on a funds withheld basis, such that a deposit liability of $21.3 million and $21.7 million at December 31, 2006 and 2005 was recorded and was equal to a funds withheld asset according to the contract terms. In accordance with FIN 39, the funds withheld asset and the deposit liability have been offset in the consolidated balance sheet.

Also included in other income is an amount of $3.7 million (net of commission of $0.8 million), which has been recorded as the return of all fee income received to date as a result of our decision to rescind a surplus life relief insurance contract. As of December 31, 2007, 2006 and 2005, we have provided approximately $29.3 million, $30.1 million and $33.2 million (unaudited) of statutory surplus relief to a U.S. insurance company under this contract. This contract is further discussed in Note 13(h) to the financial statements.

The remaining other income is derived from a limited number of non-traditional contracts relating to revenues earned on reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, we do not believe we are exposed to a reasonable possibility of significant loss.

Acquisition Expenses and Ceding Commission Income

Acquisition expenses are policy issuance related costs that vary with and are directly related to the acquisition of insurance and reinsurance business, and primarily consist of commissions, third party brokerage and insurance premium taxes. Ceding commission income consists of commissions we receive on business that we cede to our reinsurers. Acquisition expenses also include the sliding scale net contingent commissions relating to one program which generate either additional net commission expense or net commission returns based on loss ratio development. Acquisition expenses and commission income are recorded and deferred at the time the associated premium is written or ceded and are subsequently amortized in earnings as the premiums to which they relate are earned or expensed. Acquisition expenses are reflected in the consolidated statement of operations net of ceding commission income from reinsurers. Acquisition costs relating to unearned premiums are deferred in the consolidated balance sheet as deferred acquisition costs and reported net of commission income relating to deferred reinsurance premiums ceded.

Net deferred acquisition costs are carried at their estimated realizable value and are limited to the amount expected to be recovered from future net earned premiums, after deducting anticipated losses and other costs and considering anticipated investment income. Any limitation is referred to as a premium deficiency.

Reinsurance Recoverables

Reinsurance recoverable, under the terms of ceded reinsurance contracts, includes loss and loss adjustment expenses recoverable and deferred reinsurance premiums. We estimate loss and loss adjustment expenses recoverable using methodologies and assumptions consistent with those used in estimating reserves for losses and loss adjustment expenses. The estimation of loss and loss adjustment expenses recoverable is a significant judgment made by management and is inherently subject to significant uncertainties. We are subject to credit risk with respect to the reinsurance ceded because the ceding of risk does not relieve us from our original obligations to our insureds. To the extent reinsurers default, we must settle these obligations without the benefit of reinsurance protection. Failure of our reinsurers to honor their obligations could result in credit losses. We establish allowances for amounts recoverable that are considered potentially uncollectible from our reinsurers. The valuation of this allowance for uncollectible reinsurance recoverable includes a review of the credit ratings of the reinsurance recoverables by reinsurer, an analysis of default probabilities as well as identifying whether coverage issues exist. These factors require management judgment and the impact of any adjustments to those factors is reflected in net income in the period that the adjustment is determined.

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

We adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. During May 2007, the FASB issued FASB Staff Position No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No.48’’ (‘‘FSP FIN 48-1’’). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 and FSP FIN48-1 has not affected our financial position or results of operations.

Investments

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recorded in net income. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or after November 15, 2006, provided the entity also elects to apply the provisions of FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 established a hierarchy for inputs in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs are used when available.

Commencing January 1, 2007, we elected for early adoption of the fair value option for all fixed maturity investments and therefore also adopted SFAS 157. We elected to early adopt the fair value option to simplify the accounting, as this adoption reduces the burden of the monitoring of differences between the cost and fair value of our investments, including the assessment as to whether declines in value are temporary in nature, mitigates a potential volatility in earnings and further removes an element of management judgment. SFAS 159 has been applied to our entire investment portfolio but not to any other assets or liabilities. Prior to January 1, 2007, investments were considered ‘‘Available for Sale’’ and were carried at fair value, except those investments held in relation to our deposit liabilities. This adoption requires all investments to now be reported as ‘‘Trading’’ under SFAS 115, although it does not amend the carrying value of fixed maturity investments as they continue to be carried at fair value. As a result all unrealized gains and losses, amounting to approximately $10.0 million, in our investment portfolio were reclassified from accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets to retained earnings as of January 1, 2007.

Following the adoption of SFAS 159, all investments are now classified as ‘‘Trading’’ and all subsequent changes to the fair value of the investment portfolio are recorded as net gains (losses) on investments in the consolidated statements of operations. Prior to January 1, 2007, unrealized gains and losses were included within accumulated other comprehensive income as a separate component of shareholders’ equity.

Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis. Net investment income includes interest income on fixed maturity investments, recorded when earned, and the amortization of premiums and discounts on investments, net of investment management and custody expenses.

Beginning January 1, 2007, assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Hierarchical levels—defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities—are as follows:

•	Level I — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level II — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

•	Level III — Valuations based on inputs that are significant to the overall fair value measurement but are not observable. These are generally company generated inputs and are not market based inputs.

Prior to adoption of SFAS 159, we periodically reviewed our investments to determine whether an impairment, being a decline in fair value of a security below its amortized cost, was other than temporary. If such a decline was classified as other than temporary, we wrote down, to fair value, the impaired security resulting in a new cost basis of the security and the amount of the write-down was charged to the consolidated statement of operations as a realized loss. Some of the factors that we considered in determining whether an impairment was other than temporary included (i) the amount of the impairment, (ii) the period of time for which the fair value has been below the amortized cost, (iii) specific reasons or market conditions which could affect the security, including the financial condition of the issuer and relevant industry conditions or rating agency actions, and (iv) our ability and intent to hold the security for sufficient time to allow for possible recovery.

Prior to the adoption of SFAS 159 and due to our decision to place our insurance and reinsurance lines, except Syndicate 4000, into orderly run-off, we concluded that we may no longer have the ability or intent to hold our securities for a sufficient period of time to allow recovery. Accordingly, during the years ended December 31, 2006 and 2005, we recorded $16.9 million and $10.2 million in other than temporary impairment losses. The realization of these losses represents the maximum amount of potential losses in our investment securities if we sold all of these securities at the time the impairments were recorded and was primarily attributable to changes in interest rates and not changes in credit quality. As a result of this decision, the affected investments were reduced to their estimated fair value, which became their new cost basis. The recognition of the losses had no effect on our shareholders’ equity, the market value of our investments, our cash flows or liquidity.

Short-term investments include highly liquid debt instruments and commercial paper that are generally due within one year of the date of purchase and are held as part of the investment portfolios that are managed by independent investment managers.

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

Capitalization of costs ceases as soon as the project is substantially complete and ready for its intended purpose. The carrying value of software costs is reviewed by us whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, and a loss is recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

Reserve for losses and loss adjustment expenses

We establish reserves for losses and loss expenses for estimates of future amounts to be paid in settlement our ultimate liabilities for claims arising under our contracts of insurance and reinsurance that have occurred at or before the consolidated balance sheet date. The estimation of ultimate loss and loss expense liabilities is a significant judgment made by management and is inherently subject to significant uncertainties.

Our loss reserves fall into two categories: case reserves for reported losses and loss expenses and reserves for losses and loss expenses incurred but not reported, or IBNR reserves. Case reserves are based initially on claim reports received from insureds, brokers or ceding companies, and may be supplemented by our claims professionals with estimates of additional ultimate settlement costs. IBNR reserves are estimated by management using generally accepted statistical and actuarial techniques and are reviewed by independent actuaries. In applying these techniques, management uses estimates as to ultimate loss emergence, severity, frequency, settlement periods and settlement costs. In making these estimates, we rely on the most recent information available, including pricing information, industry information and on our historical loss and loss expense experience.

As of December 31, 2007 the primary reserving method used by us to estimate the ultimate cost of losses for our specialty reinsurance run-off lines and professional, environmental, fidelity and technical risk property specialty insurance run-off business lines was the Bornhuetter-Ferguson actuarial method for which we use both historical paid and historical reported data. The Bornhuetter-Ferguson actuarial method utilizes the expected loss (initial expected loss and loss expense ratio multiplied by earned premium) multiplied by loss development factors derived by our internal actuaries from our own actual loss and loss expense experience in each product line and also from industry statistics. Our initial expected loss and loss expense ratio for the specialty reinsurance business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. Our initial expected losses and loss expense ratios selected for the professional, environmental, fidelity and technical risk property specialty insurance lines are based on benchmarks derived by our underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

Since we ceased writing business in 2006, we believe that the reported and paid loss data in our specialty runoff business is mature enough to further rely on the following actuarial methods: Reported Development Method, Paid Development Method, Paid Bornhuetter-Ferguson Method and Reported Bornhuetter-Ferguson Method. In our Lloyd’s business, for the non-subprime exposure, for the 2006 underwriting year and prior we relied on the Bornhuetter-Ferguson actuarial method and for 2007 underwriting year we used an expected loss ratio methodology. For the subprime exposure, multiple methods were used to derive an estimate of the ultimate cost of losses. For example one method used was related to the industry estimates of ultimate losses and calculating our ultimate cost of losses based on Syndicates 4000’s share of the market premium. Another method considered an internal loss exposure analysis commissioned by Syndicate 4000 based on the risk characteristics of the Syndicate 4000 portfolio of policies written.

Even though our reserving techniques represent a reasonable and appropriate basis for estimating ultimate claim costs and management believes that the reserves for losses and loss expenses are sufficient to cover claims from losses occurring up to the consolidated balance sheet date, ultimate losses and loss expenses may be subject to significant volatility as a result of significant uncertainties. These uncertainties are driven by many variables that are difficult to quantify. These uncertainties include, for example, the period of time between the occurrence of an insured loss and actual settlement, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, internal and third party claims handling procedures, the lack of complete historical data on which to base loss expectations and the run-off status of our operations, except Syndicate 4000. Accordingly, ultimate liabilities may differ materially from the amounts recorded in the consolidated financial statements.

The estimation of unpaid loss liabilities will be affected by the type or structure of the policies that we have written. For specialty insurance run-off business, we often assumed risks for which claims experience will tend to be frequency driven. As a result, historical loss development data may be available and traditional actuarial methods of loss estimation may be used. Conversely, the available amount of relevant loss experience used to quantify the emergence, severity and payout characteristics of loss liabilities is limited for policies written where we expect that potential losses will be characterized by lower frequency but higher severity claims.

The estimation of unpaid loss liabilities will also vary in subjectivity depending on the lines or classes of business involved. Short-tail business describes lines of business for which losses become known and paid in a relatively short period of time after the loss actually occurs. Typically, there will be less variability in the estimates of ultimate amount of losses from claims incurred in the short-tail lines that we wrote such as property, marine, and aviation. Long-tail business describes lines of business for which actual losses may not be known for some time or for which the actual amount of loss may take a significantly longer period of time to emerge or develop. We wrote casualty, professional and environmental lines of business that are generally considered longer tail in nature. Due to the fact that loss emergence and settlement periods can be many years in duration, these lines of business will have more variability in the estimates of their loss and loss expense reserves.

We continually review and adjust our reserve estimates and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. Loss and loss expense reserves established in prior periods are adjusted in current operations as claim experience develops and new information becomes available. Any adjustments to previously established reserves may significantly impact current period underwriting results and net income by reducing net income.

Environmental liabilities assumed, technical services remediation revenues and costs

We have assumed environmental liabilities in exchange for remediation fees and contracts to perform the required remediation in accordance with the underlying remediation agreements.
We estimate our initial and ongoing ultimate liabilities for environmental remediation obligations based upon actual experience, past experience with similar remediation projects, technical engineering examinations of the contaminated sites and state, local and federal guidelines. However, there can be no assurance that actual remediation costs will not significantly differ from the estimated amounts.

As of December 31, 2007 and 2006, environmental liabilities assumed includes two environmental remediation projects, for which estimated liabilities of $1.5 million and $3.3 million have been recorded. The assumed environmental remediation obligations for the projects are contractually defined pursuant to a site specific remediation plan.

The amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability is initially deferred and recorded in deferred income on the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage-of-completion method. These methods are based on the ratio of remediation expenses actually incurred and paid to total estimated remediation costs. As of December 31, 2007 and 2006, we had deferred approximately $0.1 million and $0.2 million of technical services remediation revenues. Anticipated remediation losses, if any, are recorded in the period in which we become aware of such losses.

Stock-Based Compensation

We have a long-term stock-based incentive plan (the ’’Incentive Plan’’), which is described more fully in Note 17. Prior to January 1, 2006, we accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25 , Accounting for Stock Issued to Employees (‘‘APB 25’’) and related Interpretations, as permitted by FASB Statement No. 123 , Accounting for Stock-Based Compensation (‘‘SFAS 123’’). No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 also includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, our net income for the year ended December 31, 2007 is $0.3 million lower and the net loss for the year ended December 31, 2006, is

$0.7 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted income (loss) per share for the years ended December 31, 2007 and December 31, 2006, would have been $0.33 and $(0.92), if we had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.32 and $(0.93).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the period prior to January 1, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Year ended December 31, 2005
($ in thousands)
Stock compensation expense
As reported	$—
Additional stock-based employee compensation expense determined under fair value based method	(3,028)
Pro forma	$(3,028)
Net loss
As reported	$(105,952)
Additional stock-based employee compensation expense determined under fair value based method	(3,028)
Pro forma	$(108,980)
Basic loss per share
As reported	$(1.85)
Pro forma	$(1.91)
Diluted loss per share
As reported	$(1.85)
Pro forma	$(1.91)

Included in the pro-forma stock-based employee compensation expense for the year ended December 31, 2005 is $1.0 million related to the accelerated vesting of 649,830 options granted to the Company’s former Chief Executive Officer that were modified upon his resignation.

Derivative Instruments and Hedging Activities

We engage in certain derivative related activities and have adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and SFAS 149, ‘‘Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.’’

Although we do not currently hold any derivative instruments, we expect we would primarily enter into investment related derivative transactions, as permitted by our investment guidelines, and typically for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. We may also, as part of our business, enter into derivative transactions for the purpose of replicating approved investment, insurance or reinsurance transactions that meet our investment or our underwriting guidelines. As of December 31, 2004, we held in our available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal was dependent on the performance of a specified mortality index. The component of the bond that was linked to the mortality index had been determined, under SFAS 133, to be an embedded derivative that was not clearly and closely related to its host contract (a debt security) and was therefore bifurcated and accounted for as a derivative under SFAS 133. This security was sold during the year ended December 31, 2005. We have not designated any of our derivative instruments as hedging instruments.

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

DIG Issue B36 indicates that our life financial reinsurance contracts where we notionally receive a financial instrument with an investment return based on our underlying referenced pool of assets may contain an embedded derivative that must be bifurcated and accounted for in accordance with SFAS 133 since the economic characteristics are not clearly and closely related to the host instrument. Although our life financial reinsurance arrangements may contain embedded derivatives we believe that due to the terms of these contracts, including the experience refund provisions contained within the treaties, the value of embedded derivatives contained in these contracts is currently considered to be immaterial.

In September 2006, the FASB issued FASB Statement No. 155, ‘‘Accounting for certain hybrid financial instruments’’ (‘‘SFAS 155’’). SFAS 155 amends FASB Statements No. 133, (‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and No. 140, (‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS 155 was effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 on January 1, 2007 has not affected our financial position or results of operations.

Incentive Plans

During the year ended December 31, 2004, we adopted an Annual Variable Cash Compensation Plan (the ‘‘Annual Variable Cash Incentive Plan’’) which was generally available to employees in 2004 and 2005. Awards paid under this plan were dependent on performance measured at an individual and line of business level for the years ended December 31, 2004 and 2005. In general, the Annual Variable Cash Incentive Plan provided for an annual bonus award to employees that was based on a sharing of profit in excess of a minimum return on capital to shareholders (as calculated under the Annual Variable Cash Incentive Plan). Profit for each calendar year was measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and, up until December 31, 2006, was re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards for 2004 and 2005 have now fully vested and all amounts have been paid.

Following the determination to engage in a self-managed run-off, employees will generally receive a bonus based on individual performance that was comprised of a guaranteed and variable element for the 2006 financial year and that is 100% discretionary for the 2007 financial year. The bonus based on the 2006 financial year was paid in the second quarter of 2007. The bonus based on the 2007 financial year is expected to be paid on or around March 15, 2008.

During the first quarter of 2007, we adopted the 2007 Long Term Incentive Plan (the ‘‘2007 LTIP’’). The 2007 LTIP is intended to motivate and reward our Chief Executive Officer, Chief Financial Officer and certain key employees for the successful management of the run-off of the business and insurance operations. The 2007 LTIP is also intended to help us retain certain key employees by providing benefits that do not vest for up to three years except in the event of a change of control or termination of a participant’s employment by us without cause, or due to death, permanent disability or normal retirement. Under the 2007 LTIP, if any participant voluntarily terminates his or her employment (other than by retirement) or that person is terminated for cause prior to December 31, 2009, the entire award will be forfeited by that participant. If any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based on the share price received by our shareholders in the change of control transaction, plus any dividends previously paid to the shareholders.

Expenses related to the Annual Variable Cash Incentive Plan and the 2007 LTIP awards are recognized by applying provisions of FASB Statement No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS 123(R)’’). We continually review and adjust our provisions for Annual Variable Cash Incentive Plan awards, 2007 LTIP awards and other bonus awards by taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available. Any adjustments to previously established provisions or the establishment of new provisions may significantly impact current period results and net income. We expense the vested portion of the 2007 LTIP plan using the fair value recognition provisions of SFAS 123(R). In order to do this we utilize the Black-Scholes valuation model which uses various assumptions, including stock price volatility and interest rates.

Recent Accounting Pronouncements

See Note 2(y) to the consolidated financial statements which are included in ‘‘Item 8. Financial Statements and Supplementary Data’’ for a discussion of recent accounting pronouncements.

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

Derivative Valuation Risk

Subject to Board approval, our derivative policy permits the use of derivatives to manage our portfolio’s duration, yield curve, currency exposure, credit exposure, exposure to volatility and to take advantage of inefficiencies in derivatives markets. We may also enter into derivative transactions (1) to hedge capital market risks that may be present in our contracts of insurance or reinsurance and (2) as replication transactions which we define as a set of derivative, insurance and/or securities transactions that, when combined, produce the equivalent economic result of an investment security or insurance or reinsurance contract that meets our investment or underwriting guidelines.

We utilize derivative instruments only when we believe the terms and structure of the contracts are thoroughly understood and its total return profile and risk characteristics can be fully analyzed. Also, any single derivative or group of derivatives in the aggregate cannot create risk characteristics that are inconsistent with our overall risk profile and investment portfolio guidelines.

As of December 31, 2007 we did not hold any derivative instruments in our investment portfolio.

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

Our non-U.S. subsidiaries maintain both assets and liabilities in their functional currencies, principally Euro and Sterling. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Exchange rate fluctuations in Euro and sterling functional currencies against our U.S. dollar reporting currency are reported as a separate component of other comprehensive income (loss) in shareholders’ equity. Foreign exchange risk associated with non-US dollar functional currencies of our foreign subsidiaries is reviewed as part of our risk management process and we employ foreign currency risk management strategies, as described above, to manage our exposure. Exchange rate fluctuations against non-U.S. dollar functional currencies may materially impact our consolidated statement of operations and financial position.

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of December 31, 2007, our investment portfolio included $48.9 million, or 7.5%, of our total net invested assets, of securities that were denominated in foreign currencies and were purchased on behalf of Syndicate 4000, in which we sold our interest in February 13, 2008. These securities were all rated AAA. At December 31, 2007, the net fair market value of foreign currency forward contracts relating to foreign currency denominated investments was zero.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of December 31, 2007, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, of approximately $801.7 million would have been an estimated decrease in market value of approximately $15.1 million, or 1.9%, and the impact on our net invested assets, including cash and cash equivalents, under management by third-party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $13.0 million, or 1.6%.

As of December 31, 2007, our investment portfolio included AAA rated mortgage-backed securities with a market value of $163.9 million, or 25.3%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as borrowers seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody’s Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio’s market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of December 31, 2007, the average credit quality of our investment portfolio was AAA, and all of the fixed income securities held were investment grade.

Our portfolio of investment grade fixed maturity investments includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007, delinquency and default rates have increased on these types of securities, and particularly on securities backed by subprime mortgages. Generally, subprime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of subprime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by subprime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to subprime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from our independent pricing sources in which significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at December 31, 2007. We believe our exposure to subprime credit risk is limited although there can be no assurance that events in the subprime mortgage sector will not adversely affect the value of our investments. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and historic and current cashflows. Together with our investment managers, we continue to monitor our potential exposure to subprime borrowers and we will make adjustments to the investment portfolio as necessary.

We currently believe that at December 31, 2007 our exposure to subprime mortgages was approximately $5.4 million, which represents less than one percent of our total cash and investments, and our exposure to Alt-A mortgages was approximately $6.2 million, which represents less than one percent of our total cash and investments. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of December 31, 2007, our loss and loss adjustment expenses recoverable from reinsurers balance was $148.4 million, of which $1.5 million was due on that date. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers’ financial strength ratings and obtain letters of credit to collateralize balances due.

We are also exposed to credit risk relating to our premiums receivable balance. As of December 31, 2007, our premiums receivable balance was $57.9 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to partially offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, we have carried out an evaluation under the supervision of our management, including our chief executive officer and chief financial officer, of the design and operational effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2007.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective in verifying and allowing information required to be disclosed in reports filed under the Exchange Act to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission.

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

There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Johnson Lambert & Co., LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

In the course of managing our on-going business and executing our self-managed run-off strategy, we review our systems of internal control over financial reporting and make changes to our systems and processes to improve controls and increase operating efficiency and effectiveness. Changes may include such activities as implementing new, more efficient systems, automating manual processes and outsourcing certain activities.

During the quarter ended December 31, 2007, we made the following changes:

•	We expanded our database, which was initially implemented during the fourth quarter of 2006, to automate the recording of journal entries for losses and IBNR Reserves and the related asset and liability balances. This expansion improved the effectiveness of several key processes by eliminating manual procedures.

•	We outsourced the administration of all of our run-off direct insurance claims processing activities, including programs, to a Third Party Administrator (TPA). These functions had been previously managed by a combination of in-house claims staff and by another TPA. The day-to-day oversight and approval of case reserves and claims settlements over an established threshold are managed by Quanta’s VP of Claims. As a result of this consolidation, we expect improved effectiveness, greater consistency and tighter control over these functions.

There were no other significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 11, 2008, the Compensation Committee of our Board of Directors approved the award of a bonus of $175,000 to our Chief Executive Officer and a bonus of $480,000 to our Chief Financial Officer.

PART III

Item 10.    Directors and Executive Officers of the Registrant and Corporate Governance

Reference is made to the sections entitled ‘‘Executive Officers,’’ ‘‘Election of Directors’’ and ‘‘Audit Committee’’ of the Company’s Proxy Statement for its 2008 Annual General Meeting of Shareholders, which sections are incorporated herein by reference.

Reference is made to the section entitled ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ of the Company’s Proxy Statement for its 2008 Annual General Meeting of Shareholders, which section is incorporated herein by reference.

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

Item 11.    Executive Compensation

Information responsive to Item 11 is incorporated by reference from the sections entitled ‘‘Compensation Disclosure and Analysis’’ and ‘‘Non-Employee Director Compensation’’ of the Company’s Proxy Statement for its 2008 Annual General Meeting of Shareholders, which sections are incorporated herein by reference.

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

Information responsive to Item 12 is incorporated by reference from the section entitled ‘‘Security Ownership’’ of the Company’s Proxy Statement for its 2008 Annual General Meeting of Shareholders.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	682,886	(1)	$5.62	3,837,819
Equity compensation plans not approved by security holders	—		—	—
Total	682,886		$5.62	3,837,819

(1)	These securities were granted to employees and directors between September 3, 2003 and June 7, 2007. Of the 682,886 securities granted, a total of 573,004 are options which have a term of either seven or ten years, vest in equal installments over four years starting on the first anniversary of the grant and range in exercise price from $1.88 to $12.50, 14,419 are performance shares which will not vest because the contingency related to attaining an average ROE of 20% per year in the three year period ending on December 31, 2007 was not met and 95,463 are restricted stock awards to directors.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Additional information responsive to Item 13 is incorporated by reference from the section entitled ‘‘Certain Transactions’’ of the Company’s Proxy Statement for its 2008 Annual General Meeting of Shareholders.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled ‘‘Independent Registered Public Accounting Firm’’ of the Company’s Proxy Statement for its 2008 Annual General Meeting of Shareholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The financial statements and schedules listed in the accompanying index to financial statements and schedules are filed as part of this annual report.

(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

3.1	Memorandum of Association of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
4.1	Memorandum of Association of the Company (included as Exhibit 3.1)
4.2	Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)
4.3	Form of Common Share Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)
10.1†	Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2005)
10.2†	Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.3†	Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.4†	Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005)
10.5	Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.6	Treaty Property Reinsurance Binder dated November 18, 2005, between Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance US Ltd., and Quanta Specialty Lines Insurance Company and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)]
10.7	Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and certain of its subsidiaries (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.8†	Separation Agreement and General Release, effective January 3, 2006, between Quanta Capital Holdings Ltd. and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 9, 2006)

10.9†	Retention Agreement between Quanta Capital Holdings Ltd. and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.10†	Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 31, 2006)
10.11†	Separation Agreement and General Release dated July 25, 2006 between the Company and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.12†	Separation Agreement and General Release dated August 7, 2006 between the Company and Gary G. Wang (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.13†	Letter Agreement dated September 14, 2006 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.14†	Employment Agreement dated September 14, 2006 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.15†	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007)
10.16	Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005)
10.17	Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2006)
10.18	Credit Agreement dated October 27, 2006 among the Company, ING Bank N.V., London Branch, Barclays Private Clients International Limited, Comerica Bank, HSH Nordbank AG, London Branch, designated subsidiary borrowers, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2006)
10.19	Amended and Restated Retention Agreement dated December 13, 2007 between the Company and Jonathan J.R. Dodd (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2007)

10.20	Stock Purchase Agreement, dated as of February 7, 2008, among Quanta Capital Holdings Ltd., Chaucer Holdings Plc and Quanta 4000 Holding Company Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2008)
10.21	Letter Agreement dated March 11, 2008 between the Company and Peter Johnson.
12*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
16	Letter from PricewaterhouseCoopers LLP dated August 15, 2006 (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K dated August 17, 2006)
21*	List of subsidiaries of the Company
23*	Consent of Johnson Lambert & Co. LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Represents a management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2008.

Quanta Capital Holdings Ltd.
By: /s/ Peter D. Johnson
Peter D. Johnson
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter D. Johnson	Chief Executive Officer (Principal Executive Officer)	March 13, 2008

Peter D. Johnson

/s/ Jonathan J.R. Dodd	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008

Jonathan J.R. Dodd

/s/ James J. Ritchie	Chairman of the Board of Directors	March 13, 2008

James J. Ritchie

/s/ Robert Lippincott III	Deputy Chairman of the Board of Directors	March 13, 2008

Robert Lippincott III

/s/ Susan F. Cabrera	Director	March 13, 2008

Susan F. Cabrera

/s/ William H. Bolinder	Director	March 13, 2008

William H. Bolinder

/s/ Roland C. Baker	Director	March 13, 2008

Roland C. Baker

/s/ Robert B. Shapiro	Director	March 13, 2008

Robert B. Shapiro

/s/ John C. McKenna	Director	March 13, 2008

John C. McKenna

/s/ Peter D. Johnson	Authorized Representative in the United States	March 13, 2008

Peter D. Johnson

QUANTA CAPITAL HOLDINGS LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Quanta Capital Holdings Ltd.

We have audited the accompanying consolidated balance sheets of Quanta Capital Holdings Ltd. (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quanta Capital Holdings Ltd. (the ‘‘Company’’) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2k, effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ and SFAS 157, ‘‘Fair Value Measurements’’.

As described in Note 1 to the consolidated financial statements, except for its operations in the Lloyd’s market, the Company is conducting a self managed run-off of its remaining insurance and reinsurance business. As described in Note 21 to the consolidated financial statements, on February 13, 2008 the Company’s operations in the Lloyd’s market were sold.

/s/ Johnson Lambert & Co. LLP

Falls Church, Virginia
March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quanta Capital Holdings Ltd.

In our opinion, the consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the financial results of operations and cash flows of Quanta Capital Holdings Ltd. and its subsidiaries (the ‘‘Company’’) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed on the index on page S-1 for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, following losses in the 2005 hurricane season and the resulting A.M. Best rating action, the Company is now conducting a self-managed run-off of its specialty insurance and reinsurance lines.

/s/ PricewaterhouseCoopers

New York, New York
March 31, 2006, except for Notes 3 and 4, as to which the date is March 14, 2007

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	December 31, 2007	December 31, 2006
Assets
Investments at fair value (amortized cost: December 31, 2007, $645,205; December 31, 2006, $838,096)
Trading investments	$648,384	$37,273
Available for sale investments	—	809,902
Total investments at fair value	648,384	847,175
Cash and cash equivalents	22,314	32,894
Restricted cash and cash equivalents	131,013	68,143
Accrued investment income	4,719	6,833
Premiums receivable	57,912	34,587
Funds withheld by cedants	443	25,204
Losses and loss adjustment expenses recoverable	148,440	221,228
Net receivable for investments sold	—	134
Deferred acquisition costs, net	4,988	12,124
Deferred reinsurance premiums	20,011	35,259
Software, property and equipment, net of accumulated depreciation and amortization of $7,863 (December 31, 2006: $7,208)	747	1,112
Other intangible assets	7,175	7,350
Net deferred tax asset	5,277	—
Other assets	29,932	37,183
Total assets	$1,081,355	$1,329,226
Liabilities
Reserve for losses and loss expenses	$525,088	$623,618
Unearned premiums	95,586	119,197
Environmental liabilities assumed	1,456	3,346
Reinsurance balances payable	40,027	37,070
Net payable for investments purchased	4	—
Accounts payable and accrued expenses	22,144	38,511
Deposit liabilities	36,867	37,014
Deferred income and other liabilities	1,758	5,279
Income taxes payable	5,277	—
Junior subordinated debentures	—	61,857
Contingencies (Note 13h)	2,486	—
Total liabilities	730,693	925,892
Mandatorily redeemable preferred shares
($0.01 par value; 25,000,000 shares authorized; 0 issued and outstanding at December 31, 2007 and 3,130,525 issued and outstanding at December 31, 2006)	—	74,998
Shareholders’ equity
Common shares
($0.01 par value; 200,000,000 shares authorized; 70,133,499 issued and outstanding at December 31, 2007 and 70,008,185 issued and outstanding at December 31, 2006)	701	700
Additional paid-in capital	582,889	582,578
Accumulated deficit	(231,399)	(263,830)
Accumulated other comprehensive (loss) income	(1,529)	8,888
Total shareholders’ equity	350,662	328,336
Total liabilities, mandatorily redeemable preferred shares and shareholders’ equity	$1,081,355	$1,329,226

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Revenues
Gross premiums written	$106,587	$158,729	$608,935
Premiums ceded	(28,645)	(78,175)	(218,894)
Net premiums written	77,942	80,554	390,041
Change in net unearned premiums	9,305	144,745	(25,966)
Net premiums earned	87,247	225,299	364,075
Technical services revenues	1,707	3,331	19,037
Net investment income	41,900	45,934	27,181
Net gains (losses) on investments	5,818	(15,945)	(13,020)
Net foreign exchange gains (losses)	850	(3,790)	331
Gain on repurchase of junior subordinated debentures	4,421	—	—
Other income	447	3,654	3,561
Total revenues	142,390	258,483	401,165
Expenses
Net losses and loss expenses	31,077	156,121	324,249
Acquisition expenses	26,728	42,540	69,624
General and administrative expenses	59,866	100,006	109,607
Interest expense	3,632	5,458	4,165
Depreciation of fixed assets and impairment of intangible assets	1,024	4,999	3,001
Total expenses	122,327	309,124	510,646
Income (loss) from continuing operations before income taxes	20,063	(50,641)	(109,481)
Income tax expense	12	14	232
Net income (loss) from continuing operations	20,051	(50,655)	(109,713)
Discontinued operations:
(Loss) income from operations of discontinued operations	—	(12,953)	3,761
Income on disposal of discontinued operations	—	704	—
Net (loss) income from discontinued operations	—	(12,249)	3,761
Net income (loss)	20,051	(62,904)	(105,952)
Gain on repurchase of Series A preferred shares	2,364	—	—
Dividends on preferred shares	—	(1,916)	—
Net income (loss) to common shareholders	$22,415	$(64,820)	$(105,952)
Weighted average common share and common share equivalents:
Basic	70,076,562	69,971,646	57,205,342
Diluted	70,118,100	69,971,646	57,205,342
Basic income (loss) from continuing operations per common share	$0.29	$(0.72)	$(1.92)
Basic (loss) income from discontinued operations per common share	—	(0.19)	0.07
Basic income from disposal of discontinued operations per common share	—	0.01	—
Basic gain on repurchase of preferred shares per common share	0.03	—	—
Basic dividends on preferred share per common share	—	(0.03)	—
Basic income (loss) per common share	$0.32	$(0.93)	$(1.85)
Diluted income (loss) from continuing operations per common share	$0.29	$(0.72)	$(1.92)
Diluted (loss) income from discontinued operations per common share	—	(0.19)	0.07
Diluted income from disposal of discontinued operations per common share	—	0.01	—
Diluted gain on repurchase of preferred shares per common share	0.03	—	—
Diluted dividends on preferred share per common share	—	(0.03)	—
Diluted income (loss) per common share	$0.32	$(0.93)	$(1.85)

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Net income (loss)	$20,051	$(62,904)	$(105,952)
Other comprehensive income (loss)
Net unrealized investment losses arising during the period, net of income taxes	—	(6,222)	(12,429)
Foreign currency translation adjustments	(401)	(1,381)	327
Reclassification of net realized losses on available for sale investments included in net income (loss), net of income taxes	—	15,945	13,020
Other comprehensive (loss) income	(401)	8,342	918
Comprehensive income (loss)	$19,650	$(54,562)	$(105,034)

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Share capital – common shares of par value $0.01 each
Balance at beginning of period	$700	$699	$568
Issued during period	1	1	131
Balance at end of period	701	700	699
Additional paid-in capital
Balance at beginning of period	582,578	581,929	523,771
Common shares issued during period	—	—	62,269
Net offering costs	—	—	(4,183)
Non-cash stock compensation expense	311	649	72
Balance at end of period	582,889	582,578	581,929
Accumulated deficit
Balance at beginning of period	(263,830)	(199,010)	(93,058)
Cumulative effect adjustment resulting from the adoption of SFAS 159	10,016	—	—
Net income (loss)	20,051	(62,904)	(105,952)
Gain on repurchase of Series A preferred shares	2,364	—	—
Dividends on preferred shares	—	(1,916)	—
Balance at end of period	(231,399)	(263,830)	(199,010)
Accumulated other comprehensive income (loss)
Balance at beginning of period	8,888	546	(372)
Cumulative effect adjustment resulting from the adoption of SFAS 159	(10,016)	—	—
Net change in unrealized losses on investments, net of income taxes	—	9,723	591
Foreign currency translation adjustments	(401)	(1,381)	327
Balance at end of period	(1,529)	8,888	546
Total shareholders’ equity	$350,662	$328,336	$384,164
The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Cash flows from operating activities
Net income (loss) from continuing operations	$20,051	$(50,655)	$(109,713)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by continuing operating activities
Depreciation of property and equipment	849	3,277	3,001
Amortization & impairment of intangible assets	175	1,722	—
Amortization of net (discounts) premiums on investments	(5,460)	(6,705)	157
Net (gains) losses on investments	(2,794)	15,945	13,020
Net change in fair value of investments	(3,024)	—	—
Net change in fair value of derivative instruments	—	88	324
Gain on repurchase of junior subordinated debentures	(4,421)	—	—
Gain on foreign exchange translation	(401)	—	—
Loss on disposal of fixed assets	106	472	—
Non-cash stock compensation expense	312	649	72
Changes in assets and liabilities:
Restricted cash and cash equivalents	(62,870)	14,700	(40,361)
Accrued investment income	2,114	(1,429)	(685)
Premiums receivable	(23,325)	87,971	17,401
Funds withheld by cedants	24,761	(925)	(9,951)
Losses and loss adjustment expenses recoverable	72,788	(30,875)	(176,834)
Deferred acquisition costs, net	7,136	20,993	8,379
Deferred reinsurance premiums	15,248	76,837	(64,680)
Other accounts receivable	619	9,040	—
Net deferred tax asset	(5,277)	—	—
Other assets	3,392	(23,248)	(8,484)
Reserve for losses and loss adjustment expenses	(98,530)	89,635	374,189
Unearned premiums	(23,611)	(217,353)	88,614
Environmental liabilities assumed	(1,890)	(2,565)	(607)
Reinsurance balances payable	2,957	(20,430)	32,570
Accounts payable and accrued expenses	(15,806)	1,635	15,717
Deposit liabilities	(147)	(14,495)	8,144
Deferred income and other liabilities	(3,521)	(4,438)	4,844
Income taxes payable	5,277	—	—
Contingencies	2,486	—	—
Net cash (used in) provided by continuing operating activities	(92,806)	(50,154)	155,117

-continued-

QUANTA CAPITAL HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Cash flows from discontinued operations
Net (loss) income from discontinued operations	—	(12,249)	3,761
Adjustments to reconcile net (loss) income from discontinued operations to net cash provided by discontinued operations
Depreciation of property and equipment	—	131	248
Amortization of intangible assets	—	516	740
Impairment of goodwill	—	12,561	—
Income on disposal of discontinued operations	—	(704)	—
Changes in assets and liabilities of discontinued operations	—	6,804	(3,850)
Purchase of property and equipment	—	(70)	(198)
Net cash provided by discontinued operations	—	6,989	701
Net cash (used in) provided by operating activities	(92,806)	(43,165)	155,818
Cash flows provided by (used in) investing activities
Investment in equity investment, recorded at cost in other assets	(118)	—	—
Purchases of fixed maturities and short-term investments	(894,592)	(2,697,430)	(1,564,491)
Proceeds from sale or maturity of fixed maturities and short-term investments	1,104,661	2,589,620	1,407,597
Contingent consideration paid on acquisition of subsidiary	—	(5,000)	—
Proceeds from disposal of discontinued operations, net of costs and net of cash disposed of	—	9,317	—
Proceeds from sale of property and equipment	61	416	—
Purchases of property and equipment	(651)	(243)	(3,210)
Net cash provided by (used in) investing activities	209,361	(103,320)	(160,104)
Cash flows (used in) provided by financing activities
Proceeds from issuance of common shares, net of offering costs	—	—	58,217
Proceeds from issuance of preferred shares, net of offering costs	—	3,160	71,838
Dividends on Preferred shares	—	(1,916)	—
Repurchase of preferred shares, net of repurchase costs	(72,634)	—	—
Proceeds from junior subordinated debentures, net of issuance costs	—	—	19,591
Repurchase of junior subordinated debentures, net of repurchase costs	(54,501)	—	—
Net cash (used in) provided by financing activities	(127,135)	1,244	149,646
(Decrease)/increase in cash and cash equivalents	(10,580)	(145,241)	145,360
Cash and cash equivalents at beginning of period	32,894	178,135	32,775
Cash and cash equivalents at end of period	$22,314	$32,894	$178,135
Supplemental information:
Interest paid	$4,823	$4,071	$3,937
Taxes paid	$2	$40	$244

The accompanying notes are an integral part of these consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.    Description of business

Quanta Capital Holdings Ltd. (‘‘Quanta Holdings’’ or the Company), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the ‘‘Company’’ were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis.

Following losses in the 2005 hurricane season and the resulting A.M. Best rating action in 2006, the Company started running off its insurance and reinsurance businesses, other than its participation in Syndicate 4000 in the Lloyd’s market, and sold its interest in Environmental Strategies Consulting LLC (‘‘ESC’’), a wholly owned environmental risk management subsidiary.

On May 28, 2007, Quanta Holdings created QCH Acquisition Ltd., a wholly-owned subsidiary as an exempted company limited by shares in Bermuda. QCH Acquisition Ltd. was formed to purchase any and all of the Company’s 10.25% Series A Preferred Shares (‘‘Series A Preferred Shares’’) pursuant to the terms of a tender offer which was commenced on July 11, 2007. The tender offer expired on August 10, 2007 and more than 96% of the outstanding Series A Preferred Shares were repurchased. On September 25, 2007, the Company repurchased all of the remaining Series A Preferred Shares and on September 29, 2007, the Series A Preferred Shares were cancelled. The Series A Preferred Shares were repurchased for an aggregate price of $72.6 million, including costs, resulting in a gain of $2.4 million, net of repurchase costs and the write off of original deferred issuance costs. Please see Note 16 regarding further information relating to the repurchase of the Series A Preferred Shares. QCH Acquisition Ltd was liquidated on December 21, 2007.

On August 22, 2007, the Company purchased all of the outstanding junior subordinated debentures (the ‘‘Trust Preferred Securities’’) of (i) Quanta Capital Statutory Trust I, an affiliated Delaware trust formed on December 21, 2004 (the ‘‘Trust I’’), and (ii) Quanta Capital Statutory Trust II, an affiliated Delaware trust formed on February 22, 2005 (the ‘‘Trust II’’ and together with Trust I, the ‘‘Trusts’’), for an aggregate purchase price of $54.5 million, including costs, resulting in a gain of $4.4 million, net of repurchase costs and the write off of original deferred issuance costs. The Company originally issued and sold $60 million of the Trust Preferred Securities in private placements. Following the purchase of the Trust Preferred Securities, the Company cancelled the Trust Preferred Securities, dissolved the Trusts and terminated the Declarations, the Guarantees, the Debentures and the Indentures. Please see Note 12 regarding further information relating to the repurchase of the Trust Preferred Securities.

On February 13, 2008, the Company sold Quanta 4000 Ltd. (‘‘Quanta 4000’’), which provides 90% of the capital for the 2007 underwriting year for Syndicate 4000, and its interest in Pembroke JV Ltd. (‘‘Pembroke JV’’) to Chaucer Holdings Plc. (‘‘Chaucer’’) and has since received the return of approximately $117.2 million of cash and investment assets which had previously been pledged to Lloyd’s as capital support for the business being written by Syndicate 4000. Syndicate 4000 is managed by Pembroke Managing Agency Limited (‘‘Pembroke’’) of which the Company owned 15% through its share ownership in its parent, Pembroke JV, in a transaction that was closed on March 2, 2007. Pembroke provides technical and administrative support and oversight to Syndicate 4000 and was a joint venture among Quanta Holdings, Chaucer, the specialist Lloyd’s insurer, and the Syndicate 4000 underwriting team. See Note 21 for further details on the subsequent event in relation to Quanta 4000.

The Company maintains offices in Bermuda, Ireland and the United States of America (the ‘‘U.S.’’).

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

•	reserves for losses and loss adjustment expenses;

•	reinsurance balances recoverable and payable;

•	deposit liabilities;

•	certain estimated premiums written, unearned premiums and receivables;

•	contingent commissions receivable and payable;

•	provision for non-collectible reinsurance balances recoverable and premiums receivable;

•	the valuation of investments and determination of hierarchical inputs used to measure fair value of investments;

•	the valuation of intangible assets;

•	litigation and other contingent liabilities;

•	annual incentive plan provisions and severance accruals;

•	environmental liabilities assumed; and

•	deferred income taxes and liabilities.

a)    Basis of presentation

The Company’s consolidated financial statements include the financial statements of the Company and all of its wholly-owned subsidiaries. All significant balances and transactions among related companies have been eliminated on consolidation. The results of subsidiaries have been included from either their dates of acquisition or their dates of incorporation and up to their date of disposal. For the years ended December 31, 2005 and 2006 and the period ended August 22, 2007, the consolidated financial statements also included the earnings of Quanta Trust and Quanta Trust II which were formed in relation to the issuance of Trust Preferred Securities as further described in Note 12. As noted above in Note 1, these Trust Preferred Securities were repurchased on August 22, 2007 and the Trusts were dissolved.

ESC was a wholly owned subsidiary of Quanta Holdings until its sale on September 15, 2006. ESC provided diversified environmental risk management services to assist customers in environmental remediation, regulatory analyses, technical support for environmental claims, merger and acquisition due diligence, environmental audits and risk assessments, and engineering and information management services. ESC also provided risk assessment and technical services support to the Company’s environmental underwriters. Following the sale of ESC, the results of operations of ESC, up to the date of sale, are reported as a discontinued operation. Consequently, prior period Statements of Operations and Statements of Cash Flows have been reclassified for all periods presented to reflect ESC as a discontinued operation, as further described in Note 3.

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

Certain balances included in the consolidated financial statements for the years ended December 31, 2006 and 2005 have been reclassified to conform with the presentation for the year ended December 31, 2007.

b)    Premiums written, ceded and earned

Insurance and reinsurance premiums written are earned over the terms of the associated insurance policies and reinsurance contracts in proportion to the amount of insurance protection provided. Typically this results in the earning of premium on a pro rata over time basis over the term of the related insurance or reinsurance coverage. Premiums written on risks attaching reinsurance contracts are recorded in the period in which the underlying policies or risks are expected to incept and are earned on a pro rata over time basis over the expected term of the underlying policies. As a result, premiums earned on risks attaching reinsurance contracts usually extend beyond the original term of the reinsurance contract resulting in recognition of premium earnings over an extended period, typically up to 24 months. The term of the insurance or reinsurance coverage provided may be cancelled by the insured or ceding company resulting in a return of written premium.

Premiums written and ceded on certain types of contracts include estimates based on information received from the ceding companies, brokers or insureds. Estimates of written premiums are re-evaluated over the term of the associated contracts as underwriting information becomes available and as actual premiums are reported by the ceding companies, brokers or insureds. Subsequent changes to the premium estimates and cancellations are recorded as adjustments to premiums written in the period in which they become known. Such adjustments to estimated premium may be significant.

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

Prior to commencing its self-managed run-off, in the normal course of its operations, the Company entered into certain contracts that do not meet the risk transfer provisions of Statement of

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Financial Accounting Standards (‘‘SFAS’’) No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’) for financial reporting purposes either due to insufficient underwriting risk or insufficient timing risk or do not provide the indemnification required for insurance accounting under SFAS No. 60, ‘‘Accounting and Reporting by Insurance Enterprises’’ (‘‘SFAS 60’’). For these contracts the Company follows the deposit method of accounting as prescribed in American Institute of Certified Public Accountants (‘‘AICPA’’) Statement of Position 98-7, ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk’’ (‘‘SOP 98-7’’). The deposit method of accounting requires that the premium the Company receives or pays, less any explicitly defined fees retained or paid, is accounted for as a deposit asset or a deposit liability on the consolidated balance sheet. Explicitly defined fees retained or paid are deferred and earned to other income in the consolidated statement of operations and according to the nature of, and in proportion to, the product or service provided.

For those contracts that transfer significant underwriting risk only and for reinsurance contracts where it is not reasonably possible that the Company can realize a significant loss even though it assumes significant insurance risk, the deposit asset or liability is measured based on the unexpired portion of the coverage provided. The deposit asset or liability is adjusted for any losses incurred or recoverable based on the present value of the expected future cash flows arising from the loss event with the adjustment being recorded in net losses and loss expenses within the Company’s results of operations.

For those contracts that transfer neither significant underwriting risk nor significant timing risk and for contracts that transfer significant timing risk only, the deposit asset or liability is adjusted, and corresponding interest income or expense recognized within the Company’s results of operations, by using the interest method to calculate the effective yield on the deposit based on the estimated amount and timing of cash flows. If a change in the actual or estimated timing or amount of cash flows occurs, the effective yield is recalculated and the deposit is adjusted to the amount that would have existed had the new effective yield been applied since the inception of the insurance or reinsurance contract. The adjustment is recorded as interest income or interest expense.

c)    Acquisition expenses and ceding commission income

Acquisition expenses are policy issuance related costs that vary with and are directly related to the acquisition of insurance and reinsurance business, and primarily consist of commissions, third party brokerage and insurance premium taxes. Ceding commission income consists of commissions the Company receives on business that it cedes to its reinsurers. Acquisition expenses also include the sliding scale net contingent commissions relating to one program which generate either additional net commission expense or net commission returns based on loss ratio development. Acquisition expenses and commission income are recorded and deferred at the time the associated premium is written or ceded and are subsequently amortized in earnings as the premiums to which they relate are earned or expensed. Acquisition expenses are reflected in the consolidated statement of operations net of ceding commission income from reinsurers. Acquisition costs relating to unearned premiums are deferred in the consolidated balance sheet as deferred acquisition costs and reported net of commission income relating to deferred reinsurance premiums ceded.

Net deferred acquisition costs are carried at their estimated realizable value and are limited to the amount expected to be recovered from future net earned premiums, after deducting anticipated losses and other costs and considering anticipated investment income. Any limitation is referred to as a premium deficiency.

In accordance with SFAS60, a premium deficiency reserve is recognized if the sum of expected losses and loss expenses, unamortized acquisition costs and administrative expenses exceeds related

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

unearned premiums. A premium deficiency reserve is recognized by charging unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency reserve exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

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

As of December 31, 2007, the primary reserving method used by the Company to estimate the ultimate cost of losses for its specialty reinsurance run-off lines and professional, environmental, fidelity and technical risk property specialty insurance run-off business lines was the Bornhuetter-Ferguson actuarial method for which the Company uses both historical paid and historical reported data. The Bornhuetter-Ferguson actuarial method utilizes the expected loss (initial expected loss and loss expense ratio multiplied by earned premium) multiplied by loss development factors derived by the Company’s internal actuaries from its own actual loss and loss expense experience in each product line and also from industry statistics. The Company’s initial expected loss and loss expense ratio for the specialty reinsurance business lines is derived from loss exposure information provided by brokers and ceding companies and from loss and loss expense ratios established during the pricing of individual contracts. The Company’s initial expected losses and loss expense ratios selected for its professional, environmental, fidelity and technical risk property specialty insurance lines are based on benchmarks derived by its underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market.

Since the company ceased writing business, it is presently believed that the data in the specialty insurance and specialty reinsurance run off business is mature enough to rely on the following actuarial methods: Reported Development Method, Paid Development Method, Paid Bornhuetter-Ferguson Method and Reported Bornhuetter-Ferguson Method. The initial expected losses and loss expense ratios selected are based on benchmarks derived by its underwriters and actuaries during the initial pricing of the business and from comparable market information. These benchmarks are then adjusted for any rating increases and changes in terms and conditions that have been observed in the market. In the Company’s Lloyd’s business, for the non-subprime exposure, for the 2006 underwriting year and prior it relied on the Bornhuetter-Ferguson actuarial method and for 2007 underwriting year it used an expected loss ratio methodology. For the subprime exposure, multiple methods were used to derive an estimate of the ultimate cost of losses. For example one method used was related to the industry estimate of ultimate losses and calculating the Company’s ultimate cost of losses based on Syndicates 4000’s share of the market premium. Another method was

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

based on an internal loss exposure analysis commissioned by Syndicate 4000 based on the risk characteristics of the Syndicate 4000 Portfolio of policies written.  Based on these analyses and actuarial judgment, the Company selected an estimate of Syndicate’s 4000 exposure to the subprime event.

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

The estimation of unpaid loss liabilities will also vary in subjectivity depending on the lines or classes of business involved. Short-tail business describes lines of business for which losses become known and paid in a relatively short period of time after the loss actually occurs. Typically, there will be less variability in the estimates of ultimate amount of losses from claims incurred in the short-tail lines that the Company writes such as property, marine, and aviation. Long-tail business describes lines of business for which actual losses may not be known for some time or for which the actual amount of loss may take a significantly longer period of time to emerge or develop. The Company writes casualty, professional and environmental lines of business that are generally considered longer tail in nature. Because loss emergence and settlement periods can be many years in duration, these lines of business will have more variability in the estimates of their loss and loss expense reserves.

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

e)    Reinsurance recoverable

Reinsurance recoverable, under the terms of ceded reinsurance contracts, includes loss and loss adjustment expenses recoverable and deferred reinsurance premiums. The Company estimates loss and loss adjustment expenses recoverable using methodologies and assumptions consistent with those used in estimating reserves for losses and loss adjustment expenses. The estimation of loss and loss adjustment expenses recoverable is a significant judgment made by management and is inherently subject to significant uncertainties. The Company is subject to credit risk with respect to the reinsurance ceded because the ceding of risk does not relieve the Company from its original

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

obligations to its insureds. To the extent reinsurers default, the Company must settle these obligations without the benefit of reinsurance protection. Failure of the Company’s reinsurers to honor their obligations could result in credit losses. The Company establishes allowances for amounts recoverable that are considered potentially uncollectible from its reinsurers. The valuation of this allowance for uncollectible reinsurance recoverable includes a review of the credit ratings of the reinsurance recoverables by reinsurer, an analysis of default probabilities as well as identifying whether coverage issues exist. These factors require management judgment and the impact of any adjustments to those factors is reflected in net income in the period that the adjustment is determined.

f)    Non-traditional contracts

The Company wrote non-traditional contracts of insurance and reinsurance that were deemed not to meet risk transfer criteria and accordingly the Company has accounted for these transactions as deposits held on behalf of clients. During the years ended December 31, 2007, 2006 and 2005, the Company recognized within other income $(0.1) million, $3.5 million and $2.5 million of fees and revenues relating to non-traditional contracts which were accounted for using the deposit method. As part of its overall runoff strategy, the Company is currently reviewing the performance of all of its non-traditional contracts of insurance and reinsurance.

In the fourth quarter of 2004, the Company entered into a surplus relief life reinsurance arrangement with a U.S. insurance company and assumed, through novation agreements, several life reinsurance contracts it had made. The client, being the company assuming these contracts, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, may reduce its statutory capital requirements. In exchange for the Company’s assumption of the contracts it received a fee. The arrangement, among other things, provides that on certain dates and during specific periods, the client has the right but not the obligation to recapture the life reinsurance contracts the Company has assumed, provided that the underlying cedants do not reasonably withhold their consent to this recapture. Of the $(0.1) million, $3.5 million and $2.5 million, $0.1 million, $0.6 million and $0.7 million of other income recognized during the years ended December 31, 2007, 2006 and 2005 relate to fees earned from this surplus relief life reinsurance arrangement with a U.S. insurance company that meets the Company’s definition of a non-traditional contract. As of December 31, 2007, 2006 and 2005, the Company provided approximately $8.4 million, $10.8 million and $13.1 million (unaudited) of statutory surplus relief to the U.S. insurance company under this contract.

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

In respect of life reinsurance arrangements written on a coinsurance basis, where investment assets have been transferred to the Company, such assets have been recorded within the Company’s trading investment portfolio. A deposit liability has been recorded in the consolidated balance sheet in accordance with SFAS 97 ‘‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments’’ for non-risk investment contracts as an interest bearing instrument using the effective yield method. The investments related to the deposit liability are held in trust funds and are pledged to the ceding companies.

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

Included in other income is $1.5 million, $0.6 million and $0.2 million of other income recognized during the years ended December 31, 2007, 2006 and 2005 relate to explicitly defined margins on one short duration contract written by the Company’s specialty reinsurance segment that did not meet the risk transfer provisions of SFAS 113. The contract was commuted during the year ended December 31, 2007, resulting in a gain on commutation of $0.8 million, but was originally written on a funds withheld basis, such that a deposit liability of $21.3 million and $21.7 million at December 31, 2006 and 2005 was recorded and was equal to a funds withheld asset according to the contract terms. In accordance with FIN 39, the funds withheld asset and the deposit liability have been offset in the consolidated balance sheet.

Also included in other income is an amount of $3.7 million (net of commissions of $0.8 million), which has been recorded as the return of all fee income received to date as a result of the Company’s decision to rescind a surplus life relief insurance contract. As of December 31, 2007, 2006 and 2005, the Company has provided approximately $29.3 million, $30.1 million and $33.2 million (unaudited) of statutory surplus relief to a U.S. insurance company under this contract. This contract is further discussed in Note 13(h).

The remaining other income is derived from revenues on a limited number of non-traditional reinsurance contracts accounted for as deposits. Although these contracts did possess some underwriting and timing risks as prescribed by SFAS No. 113, the Company does not believe it is exposed to a reasonable possibility of significant loss.

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

As of December 31, 2007 and 2006, environmental liabilities assumed includes two environmental remediation projects, for which estimated liabilities of $1.5 million and $3.3 million have been

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

recorded. The assumed environmental remediation obligations for the projects are contractually defined pursuant to a site specific remediation plan.

The amount of consideration received for the assumption of remediation liabilities in excess of the expected environmental remediation liability is initially deferred and recorded in deferred income on the consolidated balance sheet and subsequently recognized in earnings over the remediation period using the cost recovery or percentage-of-completion method. These methods are based on the ratio of remediation expenses actually incurred and paid to total estimated remediation costs. As of December 31, 2007 and 2006, the Company had deferred approximately $0.1 million and $0.2 million of technical services remediation revenues. Anticipated remediation losses, if any, are recorded in the period in which the Company becomes aware of such losses.

In December 2007, the Company cancelled an environmental insurance policy issued by one of its insurance affiliates related to certain remediation liabilities assumed by the Company. The cancelled policy was replaced by a similar environmental insurance policy issued by a third-party insurance company.

h)    Derivative Instruments and Hedging Activities

The Company had entered into certain derivative instruments and adopted SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and SFAS 149, ‘‘Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.’’

The Company may enter into investment related derivative transactions, as permitted by its investment guidelines, for the purposes of managing investment duration, interest rate and foreign currency exposure, and enhancing total investment returns. The Company may also, as part of its business, enter into derivative instruments for the purpose of replicating approved investment, insurance or reinsurance transactions that meet the Company’s investment or underwriting guidelines. The Company has carried within its available-for-sale fixed maturity portfolio a mortality-risk-linked security for which the repayment of principal was dependent on the performance of a predefined mortality index over a fixed period of time. The Company determined that the component of the bond that is linked to the specified mortality index was, under SFAS 133, an embedded derivative that was not clearly and closely related to its host contract (a debt security) and was therefore bifurcated and accounted for as a derivative under SFAS 133. This instrument was sold during 2005. The Company has not designated any of its derivative instruments as hedging instruments for financial reporting purposes.

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

DIG Issue B36 indicates that the Company’s life financial reinsurance contracts where the Company notionally receives a financial instrument with an investment return based on its underlying referenced pool of assets may contain an embedded derivative that must be bifurcated and accounted

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

for in accordance with SFAS 133 since the economic characteristics are not clearly and closely related to the host instrument. Although the Company’s life financial reinsurance arrangements may contain embedded derivatives the Company believes that due to the terms of these contracts, including the experience refund provisions contained within the treaties, the value of embedded derivatives contained in these contracts is currently considered to be immaterial.

In September 2006, the FASB issued FASB Statement No. 155, ‘‘Accounting for certain hybrid financial instruments’’ (‘‘SFAS 155’’). SFAS 155 amends FASB Statements No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS 155 was effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 on January 1, 2007 has not affected the Company’s financial position or results of operations.

i)    Incentive Plans

During the year ended December 31, 2004, the Company adopted an Annual Variable Cash Compensation Plan (the ‘‘Annual Variable Cash Incentive Plan’’) which was generally available to employees in 2004 and 2005. Awards paid under this plan were dependent on performance measured at an individual and line of business level for the years ended December 31, 2004 and 2005. In general, the Annual Variable Cash Incentive Plan provided for an annual bonus award to employees which was based on a sharing of profit in excess of a minimum return on capital to shareholders (as calculated under the Annual Variable Cash Incentive Plan). Profit for each calendar year was measured by estimating the ultimate net present value of after-tax profit generated from business during that calendar year and, up until December 31, 2006, was re-estimated on an annual basis through the vesting period. Annual Incentive Plan awards for 2004 and 2005 have now fully vested and all amounts have been paid.

Following the Company’s determination to engage in a self-managed run-off, employees will generally receive a bonus based on individual performance that was comprised of a guaranteed and variable element for the 2006 financial year and that is 100% discretionary for the 2007 financial year. The bonus based on the 2006 financial year was paid in the second quarter of 2007. The bonus based on the 2007 financial year is expected to be paid on or around March 15, 2008.

During the first quarter of 2007, the Company adopted the 2007 Long Term Incentive Plan (the ‘‘2007 LTIP’’). The 2007 LTIP is intended to motivate and reward its Chief Executive Officer, Chief Financial Officer and certain key employees of the Company and its subsidiaries for the successful management of the run-off of the Company’s business and insurance operations other than the Lloyd’s business. The 2007 LTIP is also intended to help the Company retain certain key employees by providing benefits that do not vest for up to three years except in the event of a change of control or termination of a participant’s employment by the Company without cause, or due to death, permanent disability or normal retirement. Under the 2007 LTIP, if any participant voluntarily terminates his or her employment (other than by retirement) or that person is terminated for cause prior to December 31, 2009, the entire award will be forfeited by that participant. If any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based on the share price received by the shareholders of the Company in the change of control transaction, plus any dividends previously paid to the shareholders.

Expenses related to the Annual Variable Cash Incentive Plan awards and 2007 LTIP are recognized by applying provisions of FASB Statement No. 123(R), ‘‘Share-Based Payment’’

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

(‘‘SFAS 123(R)’’). The Company continually reviews and adjusts its provisions for Annual Variable Cash Incentive Plan awards, 2007 LTIP awards and other bonus awards by taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available. Any adjustments to previously established provisions or the establishment of new provisions may significantly impact current period results and net income. The Company expenses the vested portion of the 2007 LTIP plan using the fair value recognition provisions of SFAS 123(R). In order to do this the Company utilizes the Black-Scholes valuation model which uses various assumptions, including stock price volatility and interest rates.

j)    Cash and cash equivalents

Cash equivalents include highly liquid instruments such as liquidity funds, money market funds and other time deposits with commercial banks and financial institutions which have maturities of less than three months from the date of purchase. Please see Note 13(a) in relation to concentrations of credit risk.

k)    Investments and net investment income

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recorded in net income. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2006, provided the entity also elects to apply the provisions of FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 established a hierarchy for inputs in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs are used when available.

Commencing January 1, 2007, the Company elected for early adoption of the fair value option for all fixed maturity investments and therefore also adopted SFAS 157. The Company elected to early adopt the fair value option to simplify the accounting, as this adoption reduces the burden of the monitoring of differences between the cost and fair value of its investments, including the assessment as to whether declines in value are temporary in nature, mitigates a potential volatility in earnings and further removes an element of management judgment. SFAS 159 has been applied to the Company’s entire investment portfolio but not to any other assets or liabilities. Prior to January 1, 2007, investments were considered ‘‘Available for Sale’’ and were carried at fair value, except those investments held in relation to the Company’s deposit liabilities. This adoption requires all investments to now be reported as ‘‘Trading’’ under SFAS 115, although it does not amend the carrying value of fixed maturity investments as they continue to be carried at fair value. As a result all unrealized gains and losses, amounting to approximately $10.0 million in net unrealized gains, in the Company’s investment portfolio were reclassified from accumulated other comprehensive loss within shareholders’ equity on the consolidated balance sheets to retained deficit as of January 1, 2007.

Following the adoption of SFAS 159, all investments are now classified as ‘‘Trading’’ and all subsequent changes to the fair value of the Company’s investment portfolio are recorded as change in fair market value of investments within net gains (losses) on investments in the consolidated statements of operations. Prior to January 1, 2007, unrealized gains and losses in the ‘‘Available for Sale’’ securities were included within accumulated other comprehensive income as a separate component of shareholders’ equity and unrealized gains and losses in the ‘‘Trading’’ securities were included within net realized gains on investments in the consolidated statement of operations.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Realized gains and losses on sales of investments continue to be determined on a first-in, first-out basis and is shown within net gains (losses) on investments on the statement of operations. Net investment income includes interest income on fixed maturity investments, recorded when earned, and the amortization of premiums and discounts on investments, net of investment management and custody expenses.

Beginning January 1, 2007, assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Hierarchical levels—defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities—are as follows:

Level I — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level II — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Level III — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. These are generally company generated inputs and are not market based inputs.

Prior to adoption of SFAS 159, the Company periodically reviewed its investments to determine whether an impairment, being a decline in fair value of a security below its amortized cost, was other than temporary. If such a decline was classified as other than temporary, the Company wrote down, to fair value, the impaired security resulting in a new cost basis of the security and the amount of the write-down was charged to the consolidated statement of operations as a realized loss. Some of the factors that the Company considered in determining whether an impairment was other than temporary included (i) the amount of the impairment, (ii) the period of time for which the fair value has been below the amortized cost, (iii) specific reasons or market conditions which could affect the security, including the financial condition of the issuer and relevant industry conditions or rating agency actions, and (iv) the Company’s ability and intent to hold the security for sufficient time to allow for possible recovery.

Prior to the adoption of SFAS 159 and due to the Company’s decision to place its insurance and reinsurance lines, except Syndicate 4000, into orderly run-off, the Company concluded that it may no longer have the ability or intent to hold its securities for a sufficient period of time to allow recovery. Accordingly, during the years ended December 31, 2006 and 2005, the Company recorded $16.9 million and $10.2 million in other than temporary impairment losses. The realization of these losses represents the maximum amount of potential losses in the Company’s investment securities if it sold all of these securities at the time the impairments were recorded and was primarily attributable to changes in interest rates and not changes in credit quality. As a result of this decision, the affected investments were reduced to their estimated fair value, which became their new cost basis. The recognition of the losses had no effect on the Company’s shareholders’ equity, the market value of the Company’s investments, the Company’s cash flows or the Company’s liquidity.

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

n)    Other intangible assets

Other identifiable intangible assets that arise from business combinations are accounted for in accordance with SFAS No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’) and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’).

Identifiable amortizable intangible assets are amortized in accordance with their useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment by a comparison to estimated fair market value or more often if impairment indicators arise. If the carrying amounts of intangible assets are greater than their fair values established during impairment testing, the carrying value is immediately written-down to the fair value with a corresponding impairment loss recognized in the consolidated statement of operations.

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

q)    Stock-based compensation

The Company has a long-term stock-based incentive plan (the ‘‘Incentive Plan’’), which is described more fully in Note 17. Prior to January 1, 2006, the Company accounted for the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’). No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 also includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recorded share-based compensation expense of $0.3 million and $0.7 million for the years ended December 31, 2007 and December 31, 2006. This resulted in a reduction to basic and diluted income per share of $0.01 for the year ended December 31, 2007 and an increase to basic and diluted loss per share of $0.01 for the year ended December 31, 2006.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the period prior to January 1, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

Year ended December 31, 2005
Stock compensation expense
As reported	$—
Additional stock-based employee compensation expense determined under fair value based method	(3,028)
Pro forma	$(3,028)
Net loss
As reported	$(105,952)
Additional stock-based employee compensation expense determined under fair value based method	(3,028)
Pro forma	$(108,980)
Basic loss per share
As reported	$(1.85)
Pro forma	$(1.91)
Diluted loss per share
As reported	$(1.85)
Pro forma	$(1.91)

Included in the pro forma stock-based employee compensation expense for the year ended December 31, 2005 is $1.0 million related to the accelerated vesting of 649,830 options granted to the Company’s former Chief Executive Officer that were modified upon his resignation.

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

The Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. During May 2007, the FASB issued FASB Staff Position No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No.48’’ (‘‘FSP FIN 48-1’’). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FIN 48 and FSP FIN48-1 has not affected the Company’s financial position or results of operations.

s)    Debt issuance costs

Prior to the repurchase of the junior subordinated debentures, the Company had capitalized debt issuance costs associated with the issuance of this debt. These costs were initially capitalized within other assets in the consolidated balance sheet and subsequently amortized over the term of the related outstanding debt using the interest method. Upon repurchase of the junior subordinated debentures on August 22, 2007, these costs were recognized in the statement of operations.

At December 31 2006, the amortized value of these capitalized costs was $1.7 million and was recorded in other assets. At December 31, 2007 there was no amount of amortized value of these capitalized costs.

t)    Legal expenses

In the event of a dispute in the ordinary course of business, the Company expenses legal costs as they are estimated to have been incurred.

In the event of a specific litigation, when it is reasonably probable that the legal costs are going to be incurred, the Company accrues legal costs in line with the estimated incurred expenses.

u)    Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. All potentially dilutive securities, including stock options, warrants and restricted shares are excluded from the basic earnings per share computation.

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

During 2005, the Company was comprised of four reportable segments and provided a number of products which are operating segments for purposes of GAAP. The Company’s products included technical risk property, professional liability, environmental liability, fidelity and crime, surety, trade credit and political risk, property, casualty, marine and aviation, life surplus relief and technical services. The Company organized these products into five product lines: specialty insurance, specialty reinsurance, programs, structured products and technical services. Except for technical services, the products the Company offered to its clients were written either as traditional insurance or reinsurance policies or were provided as a program, a structured product or a combination of a traditional policy with a program or a structured product. These product lines were aggregated as reportable segments into specialty insurance, specialty reinsurance, and technical services. The attribution of insurance and reinsurance results to these reportable segments was based upon where the business was sourced and not necessarily where the business was recorded.

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

As a result of the disposal of ESC, the technical services segment now consists only of the two environmental liability assumption programs, but without the results of ESC. The results of the technical services segment for the year ended December 31, 2005 have been reclassified to conform with the presentation of ESC in discontinued operations for the year ended December 31, 2006 resulting in the results of ESC for the years ending December 31, 2006 and 2005 no longer forming part of the reportable segments.

In determining how to aggregate its business lines, the Company considers many factors including the lines of business products, production and distribution strategies, geographic source of business and regulatory environments.

The Company has three geographic segments—Bermuda, the U.S. and Europe. These geographic segments represent the aggregation of legal entity locations where revenues, expenses, assets and liabilities are recorded.

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

w)    Self managed run-off

As part of its self-managed run-off, the Company intends to actively pursue certain transactions including but not limited to, commutations of assumed and ceded reinsurance transactions and loss portfolio transfers, that could materially affect the ultimate realized value of assets and liabilities recorded at December 31, 2007. The impact of the execution of these plans on the December 31, 2007 balance sheet cannot be determined at this time.

x)    Commutations

The Company reports commutations in accordance with SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’).

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

As the Company actively runs off its business lines it seeks to mitigate its exposures to historical underwriting risks through early settlement of its obligations to policyholders or ceding companies by entering into commutations or other arrangements. These negotiated commutation agreements eliminate the risk of adverse claim experience as they provide for full and final settlement of all current and future policy obligations with respect to the transaction to which they relate.

A commutation generally results in a single net payment to, or receipt from, a policyholder or ceding company. This payment or receipt settles all applicable outstanding balances with the policyholder or ceding company, including reserves for loss and loss expenses, unearned premiums, reinsurance balances payable, premiums receivable, deferred acquisition costs and funds withheld. Typically, the settlement of existing loss and loss expenses reserves is recorded as a paid claim, and settlement of unearned premiums is recorded as an adjustment to gross written and earned premiums, and acquisition expenses. Net gains or losses arising on commutation arrangements are primarily recorded within either net losses incurred, premiums earned, or a combination of both.

y)    Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), ‘‘Business Combinations’’ (‘‘SFAS No. 141 (R)’’). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141 (R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the effects of this statement on its financial reporting.

In December 2007, the FASB issued FASB Statement No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements’’ (’’SFAS 160’’). SFAS 160 is an amendment of Accounting Research Bulletin No. 51 (‘‘ARB No. 51’’) and its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effects of this statement on its financial reporting.

In April 2007, the FASB issued Amendment of FASB Interpretation No. 39 (‘‘FIN39-1’’), ‘‘Offsetting of Amounts Related to Certain Contracts’’ (‘‘Amendment to FIN 39’’). This amendment to FIN 39 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of FASB Interpretation No. 39. FIN39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company is currently evaluating the effects of this Amendment on its financial reporting.

3.    Disposal of ESC

Effective September 15, 2006, the Company sold all of its equity interests in ESC, which was part of the Company’s technical services segment, to WSP Environmental Holdings, Inc. (‘‘WSP’’) for total consideration of $12.5 million represented by $11.5 million in cash, after certain post-closing adjustments, plus forgiveness of intercompany debt of approximately $1.0 million.

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

Following the disposal of ESC, ESC continued to provide technical services to the Company’s two environmental liability assumption programs. The provision of technical services by ESC to the Company is expected to end during 2008, when the environmental sites are expected to be fully remediated. Therefore the Company’s cash flows generated from the continuation of activities with ESC after the disposal are not expected to be significant and the Company is deemed not to have any continuing involvement in the operations of ESC after the disposal. During the period from September 16, 2006 to December 31, 2006, ESC provided technical services to the Company of $0.2 million and for the year ended December 31, 2007 it provided technical services amounting to $2.2 million.

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

The following table details the inter-company costs charged by ESC to the Company for all periods presented. Prior to its disposal, ESC was included in the Company’s technical services segment and ESC charged the Company’s two environmental assumption liability programs (‘‘QLT’s’’), also included in the Company’s technical services segment, costs which were previously eliminated on consolidation at the technical services segment level. ESC also charged the Company’s insurance run-off and reinsurance run-off segments, with costs related to technical services rendered and loss adjustment expenses, which previously eliminated on consolidation.

	Period from January 1, 2006 to September 15, 2006	For the year ended December 31, 2005
Technical services revenues charged to QLT’s	$3,058	$17,737
Technical services revenues charged to underwriting segment	506	3,234
Total inter-company revenues charged by ESC	$3,564	$20,971
Net losses and loss expenses	$(149)	$(165)
General and administrative expenses	(3,415)	(20,806)
Total inter-company costs charged to the Company	$(3,564)	$(20,971)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The Company’s (loss)/income from operations of discontinued operations generated by ESC, previously included in the technical services segment, now reported in discontinued operations were as follows:

	Period from January 1, 2006 to September 15, 2006	For the year ended December 31, 2005
Technical services revenues	$21,954	$50,752
Other income	14	165
Direct technical services costs	(13,968)	(37,027)
General and administrative expenses	(7,725)	(9,129)
Impairment of goodwill	(12,561)	—
Depreciation of fixed assets and amortization of intangible assets	(647)	(988)
Income tax expense	(20)	(12)
(Loss) income from operations of discontinued operations	$(12,953)	$3,761

Technical services revenue, included in discontinued operations, is recognized when evidence of an arrangement for services exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Technical services are rendered under various short-term contractual arrangements, primarily on a time and materials basis. From time to time, ESC retained subcontractors to perform certain remediation services under its contracts with customers.

Technical services revenue, included in discontinued operations, includes amounts related to services performed but not yet billed to customers at the period end. Accounts receivable include technical services revenues receivable that are settled within the Company’s normal collection cycle.

Revenue is recognized on a gross basis in discontinued operations, which includes subcontractor remediation services, when the Company is the primary obligor in the arrangement. For the years ended December 31, 2006 and 2005, approximately $6.2 million and $24.9 million of direct costs, exclusive of profit mark-ups, related to these subcontractor arrangements was recorded as direct technical services costs in discontinued operations in the consolidated statement of operations.

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

ESC’s technical services revenues include the inter-company revenues charged by ESC to the QLT’s and to the Company’s underwriting segments.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

4.	Segment information

The following tables summarize the Company’s results before income taxes for each reportable segment for the years ended December 31, 2007, 2006 and 2005 based on the reportable segments in effect during the year ended December 31, 2007.

	Year ended December 31, 2007
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$(20,973)	$—	$124,049	$103,076	$—	$103,076
Reinsurance assumed	69	3,442	—	3,511	—	3,511
Total gross premiums written	(20,904)	3,442	124,049	106,587	—	106,587
Premiums ceded	3,487	(4,478)	(27,654)	(28,645)	—	(28,645)
Net premiums written	$(17,417)	$(1,036)	$96,395	$77,942	$—	$77,942
Net premiums earned	$6,127	$336	$80,784	$87,247	$—	$87,247
Technical services revenues	—	—	—	—	1,707	1,707
Other income	(2,155)	2,602	—	447	—	447
Net losses and loss expenses	16,621	6,147	(53,845)	(31,077)	—	(31,077)
Acquisition expenses	(441)	1,100	(27,387)	(26,728)	—	(26,728)
General and administrative expenses	(7,369)	(1,357)	(13,784)	(22,510)	(2,317)	(24,827)
Segment income (loss)	$12,783	$8,828	$(14,232)	$7,379	$(610)	$6,769
Depreciation of fixed assets and impairment of intangible assets						$(1,024)
Interest expense						(3,632)
Net investment income						41,900
Net gains on investments						5,818
Corporate general and administrative expenses						(35,039)
Gain on repurchase of junior subordinated debentures						4,421
Net foreign exchange gains						850
Income from continuing operations before income taxes						$20,063

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Year ended December 31, 2006
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$47,913	$—	$91,758	$139,671	$—	$139,671
Reinsurance assumed	12,194	6,864	—	19,058	—	19,058
Total gross premiums written	60,107	6,864	91,758	158,729	—	158,729
Premiums ceded	(34,126)	(14,035)	(30,014)	(78,175)	—	(78,175)
Net premiums written	$25,981	$(7,171)	$61,744	$80,554	$—	$80,554
Net premiums earned	$113,289	$46,487	$65,523	$225,299	$—	$225,299
Technical services revenues	—	—	—	—	3,331	3,331
Other income	2,873	781	—	3,654	—	3,654
Net losses and loss expenses	(65,706)	(40,033)	(50,382)	(156,121)	—	(156,121)
Acquisition expenses	(18,029)	(12,468)	(12,043)	(42,540)	—	(42,540)
General and administrative expenses	(18,440)	(6,420)	(12,886)	(37,746)	(4,283)	(42,029)
Segment income (loss)	$13,987	$(11,653)	$(9,788)	$(7,454)	$(952)	$(8,406)
Depreciation of fixed assets and amortization and impairment of intangibles						$(4,999)
Interest expense						(5,458)
Net investment income						45,934
Net losses on investments						(15,945)
Corporate general and administrative expenses						(57,977)
Net foreign exchange losses						(3,790)
Loss from continuing operations before income taxes						$(50,641)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Year ended December 31, 2005
Statement of operations by segment	Specialty insurance run-off	Specialty reinsurance run-off	Lloyd’s	Underwriting total	Technical services	Consolidated
Direct insurance	$287,188	$—	$80,702	$367,890	$—	$367,890
Reinsurance assumed	24,133	216,912	—	241,045	—	241,045
Total gross premiums written	311,321	216,912	80,702	608,935	—	608,935
Premiums ceded	(116,404)	(83,434)	(19,056)	(218,894)	—	(218,894)
Net premiums written	$194,917	$133,478	$61,646	$390,041	$—	$390,041
Net premiums earned	$160,620	$166,944	$36,511	$364,075	$—	$364,075
Technical services revenues	—	—			19,037	19,037
Other income	1,200	1,974	—	3,174	—	3,174
Net losses and loss expenses	(120,710)	(178,887)	(24,652)	(324,249)	—	(324,249)
Acquisition expenses	(21,836)	(42,714)	(5,074)	(69,624)	—	(69,624)
General and administrative expenses	(21,750)	(9,847)	(8,716)	(40,313)	(18,545)	(58,858)
Segment (loss) income	$(2,476)	$(62,530)	$(1,931)	$(66,937)	$492	$(66,445)
Depreciation of fixed assets						$(3,001)
Interest expense						(4,165)
Net investment income						27,181
Net losses on investments						(13,020)
Corporate general and administrative expenses						(50,749)
Other income						387
Net foreign exchange gains						331
Loss from continuing operations before income taxes						$(109,481)

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The following tables summarize the Company’s gross premiums written by geographic location for the years ended December 31, 2007, 2006 and 2005. The geographical segments represent the aggregation of legal entity locations where revenues, expenses, assets and liabilities are recorded.

	2007	2006	2005
United States	$(11,403)	$75,280	$359,474
Bermuda	(4,742)	(8,705)	155,758
Europe	122,732	92,154	93,703
Total	$106,587	$158,729	$608,935

5.    Income (loss) per share

The following table sets forth the computation of basic and diluted income (loss) per share.

	2007	2006	2005
Net income (loss) from continuing operations	$20,051	$(50,655)	$(109,713)
Net (loss) income from discontinued operations	—	(12,249)	3,761
Net income (loss)	$20,051	$(62,904)	$(105,952)
Gain on repurchase of preferred shares	2,364
Dividends on preferred shares	—	1,916	—
Net income (loss) to common shareholders	$22,415	$(64,820)	$(105,952)
Weighted average common shares outstanding – basic	70,076,562	69,971,646	57,205,342
Weighted average common share equivalents:
Options	41,538	—	—
Warrants	—	—	—
Weighted average common shares outstanding – diluted	70,118,100	69,971,646	57,205,342
Basic income (loss) per common share
Basic income (loss) from continuing operations per common share	$0.29	$(0.72)	$(1.92)
Basic net income (loss) from discontinued operations per common share	—	(0.18)	0.07
Basic gain on repurchase of preferred shares per common share	0.03	—	—
Basic dividends on preferred shares per common share	—	(0.03)	—
Basic income (loss) per common share	$0.32	$(0.93)	$(1.85)
Diluted income (loss) per common share
Diluted income (loss) from continuing operations per common share	$0.29	$(0.72)	$(1.92)
Diluted net income (loss) from discontinued operations per common share	—	(0.18)	0.07
Diluted gain on repurchase of preferred shares per common share	0.03	—	—
Diluted dividends on preferred shares per common share	—	(0.03)	—
Diluted income (loss) per common share	$0.32	$(0.93)	$(1.85)

For the year ended December 31, 2007, the calculation of weighted average common shares outstanding on a diluted basis excludes 573,004 options, 2,542,813 warrants and 14,419 performance share units, as the effect would have been anti-dilutive. For the years ended December 31, 2006 and

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

2005, due to a net loss presented, the assumed net exercise of options, warrants and restricted shares under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the year ended December 31, 2006, the calculation of weighted average common shares outstanding on a diluted basis excludes 801,066 options, 2,542,813 warrants, 157,719 restricted shares and 27,219 performance share units. For the year ended December 31, 2005, the calculation of weighted average common shares outstanding on a diluted basis excludes 3,402,194 options, 2,542,813 warrants and 148,335 restricted shares.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

6.    Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of fixed maturity and short-term investments as of December 31, 2007 and 2006, are as follows:

December 31, 2007	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Trading:
Fixed maturities:
U.S. government and government sponsored agencies	$263,320	$4,223	$(55)	$267,488
Foreign governments	11,486	134	(124)	11,496
Tax-exempt municipal	1,036	2	—	1,038
Corporate	62,827	1,040	(555)	63,312
Asset-backed securities	51,724	99	(420)	51,403
Mortgage-backed securities	165,932	383	(1,548)	164,767
Total fixed maturities	556,325	5,881	(2,702)	559,504
Short-term investments	88,880	—	—	88,880
Total trading investments	$645,205	$5,881	$(2,702)	$648,384
Total investments	$645,205	$5,881	$(2,702)	$648,384

December 31, 2006	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Trading:
Fixed maturities:
U.S. government and government sponsored agencies	$4,574	$9	$(203)	$4,380
Corporate	19,772	458	(1,494)	18,736
Asset-backed securities	4,571	18	(34)	4,555
Mortgage-backed securities	9,723	28	(582)	9,169
Total fixed maturities	38,640	513	(2,313)	36,840
Short-term investments	433	—	—	433
Total trading investments	$39,073	$513	$(2,313)	$37,273
Available for sale:
Fixed maturities:
U.S. government and government sponsored agencies	$363,142	$3,719	$—	$366,861
Foreign governments	26,632	157	—	26,789
Tax-exempt municipal	1,039	—	—	1,039
Corporate	88,494	1,551	—	90,045
Asset-backed securities	37,656	239	—	37,895
Mortgage-backed securities	192,174	5,194	—	197,368
Total fixed maturities	709,137	10,860	—	719,997
Short-term investments	89,886	19	—	89,905
Total available for sale securities	$799,023	$10,879	$—	$809,902
Total investments	$838,096	$11,392	$(2,313)	$847,175

With the early adoption of SFAS 159, all investments are now classified as trading at December 31, 2007, whereas at December 31, 2006 they were classified as available for sale with the exception of investments held in relation to the Company’s deposit liabilities. Prior to the adoption of SFAS 159, due to the Company’s decision to place most of its specialty insurance and reinsurance lines

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

into orderly run-off, the Company concluded that it may no longer have the ability or intent to hold its available for sale securities for a sufficient period of time to allow recovery. Accordingly, during the years ended December 31, 2006 and 2005, the Company recorded $16.9 million and $10.2 million in other than temporary impairment losses in the consolidated statement of operations related to securities with any unrealized losses. Since the adoption of SFAS 159, both unrealized gains and losses are recognized in the consolidated statement of operations.

The following table shows how our fixed maturity investments are categorized in accordance with SFAS 157 at December 31, 2007:

2007
Quoted prices in active market (Level I)	$88,880
Significant other observable inputs (Level II)	559,504
Fair value	$648,384

The Company made its determination of appropriate categorization of investments based on descriptions of pricing practices provided by the Company’s investment managers.

Short-term investments are categorized as Level I due to availability of an active market. All other fixed maturity investments are stated at fair value as determined by the broker-quoted market price of these securities and as provided either by independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications. Although the Company believes the majority of these securities could be classified as quoted on active markets they are not quoted on a public exchange and we can not be sure that there was an active market for each security on December 31, 2007. Therefore, the Company is classifying them as Level II.

Included in Level II is approximately $5.4 million and $6.2 million relating to the Company’s exposure to subprime and Alt-A mortgages which represents 1.5% of total cash and investments at December 31, 2007. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers. At December 31, 2007, the Company believes that although the market appeared to have been illiquid, all significant inputs relating to the overall fair value measurement were observable.

The Company does not believe that it has any securities that meet the definition of Level III, a valuation based on inputs that are unobservable and significant to the overall fair value measurement.

Contractual maturities of the Company’s trading fixed maturities as of December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2007	Amortized cost or cost	Fair value
Fixed maturities:
Due in one year or less	$173,155	$173,213
Due after one year through five years	202,244	205,951
Due after five years through 10 years	39,132	39,857
Due after 10 years	13,018	13,193
Total fixed maturities	$427,549	$432,214
Mortgage and asset-backed securities	217,656	216,170
Total	$645,205	$648,384

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Unaudited credit ratings of the Company’s fixed maturities as of December 31, 2007 and 2006 are shown below.

	December 31, 2007		December 31, 2006
Ratings *	Fair value	Percentage	Fair value	Percentage
AAA	$571,370	88.1%	$730,271	86.2%
AA	19,341	3.0%	29,379	3.5%
A	56,926	8.8%	76,543	9.0%
BBB	747	0.1%	7,950	0.9%
Below BBB	—	—%	3,031	0.4%
Total	$648,384	100.0%	$847,175	100.0%

* – ratings as assigned by Standard & Poor’s Corporation

The effects of the adoption of SFAS 159 on the Company’s investments at January 1, 2007 are as follows:

	Available for sale securities	Trading	Total
Balance before adoption of SFAS 159	$809,902	$37,273	$847,175
Cumulative effect adjustment of adoption of SFAS 159	(809,902)	809,902	—
Balance after adoption of SFAS 159	$—	$847,175	$847,175

There was no effect on the Company’s net deferred tax assets and liabilities at January 1, 2007 as a result of the adoption of SFAS 159.

The components of net investment income for the years ended December 31, 2007, 2006 and 2005 were derived from the following sources:

	2007	2006	2005
Fixed maturities	$27,253	$35,669	$26,879
Cash, cash equivalents and short-term investments	10,710	5,201	1,909
Gross investment income	37,963	40,870	28,788
Net amortization of discount/premium	5,460	6,705	(157)
Investment expenses	(1,523)	(1,641)	(1,450)
Net investment income	$41,900	$45,934	$27,181

Net gains (losses) on investment within the consolidated statement of operations for the year ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Net realized gains (losses) on investments	2,794	$(15,945)	$(13,020)
Net change in fair market value of trading investments	3,024	—	—
Net gains (losses) on investments	$5,818	$(15,945)	$(13,020)

Gross realized pre tax investment gains and losses for the year ended December 31, 2007 were approximately $3.2 million and $0.4 million. Gross realized pre tax investment gains and losses for the year ended December 31, 2006 were approximately $0.4 million and $16.3 million. Gross realized pre

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

tax investment gains and losses for the year ended December 31, 2005 were approximately $4.4 million and $17.4 million. For the year ended December 31, 2007 all gains and losses were realized from the sale of fixed maturity investments. For the years ended December 31, 2006 and 2005, all gains and losses were realized from the sale of fixed maturity investments, except for $16.9 million and $10.2 million of realized losses relating to other than temporary impairment charges and $0.6 million and $1.5 million of realized gains recognized on derivative investments.

7.    Funds at Lloyd’s

On December 9, 2004, Quanta 4000 Holding Company Ltd., on behalf of Quanta 4000, deposited with Lloyd’s cash and investments having on the date of deposit a market value of £57.5 million, or $107.9 million, to support the underwriting activities of Syndicate 4000. Between December 9, 2004 and March 1, 2007, Quanta 4000 was the sole member of Syndicate 4000 and committed 100% of its capital requirements. On March 1, 2007, Chaucer became a contributing member of Syndicate 4000 by committing to provide 10% of Syndicate 4000’s capital requirements for the 2007 underwriting year and, subsequently, 20% of the capital requirements for the 2008 underwriting year. Quanta 4000 had committed to provide 90% and 80% of Syndicate 4000’s capital requirement for the 2007 and 2008 underwriting years and maintained funds at Lloyd’s for every underwriting year in which it has business through Syndicate 4000 at Lloyd’s. The cash and investments were held by Lloyd’s in its capacity as trustee of a Lloyd’s Deposit Trust Deed (Third Party Deposit) dated December 23, 2004 and made between Quanta 4000 Holding Company Ltd., Quanta 4000, and Lloyd’s, as security for the underwriting obligations of Syndicate 4000 (including certain obligations arising under Lloyd’s byelaws and other rules). At the request of Quanta 4000 Holding Company Ltd. and Quanta 4000, Lloyd’s had appointed a custodian to hold the cash and investments on its behalf and an investment manager to manage the cash and investments in accordance within certain investment objectives and restrictions agreed between Quanta 4000 Holding Company Ltd., Quanta 4000 and Lloyd’s and in accordance with investment criteria and within restrictions specified by Lloyd’s. The cash and investments held by Lloyd’s are included within Notes 6 and 13(c). The return of this capital in February 2008, in conjunction with the sale of Quanta 4000, is discussed further in Notes 1 and 21.

The premium trust fund at Lloyd’s holds the premiums written and received by Syndicate 4000. The amounts in the premium trust fund are used first to cover the expenses and future investments that may be necessary to support Syndicate 4000 obligations, then for the discharge of certain permitted trust outgoings and, thereafter, to the contributing members of Syndicate 4000 as a release of underwriting year profits as each underwriting year is closed which, in general, is after a three year period following the end of the underwriting year. Since the sale of the Company’s interests in Syndicate 4000, more fully described in Note 21 below, the Company is no longer entitled to any profits of Syndicate 4000.

As of December 31, 2007, cash and investments with a market value of $241.0 million were held by Lloyd’s as trustee representing approximately $105.2 million of premium trust funds and $117.7 million of capital funds at Lloyd’s. No additional cash and investments were required to be deposited with Lloyd’s to support the syndicate’s 2008 underwriting year. As of December 31, 2006, cash and investments with a market value of $116.3 million were held by Lloyd’s as trustee. No additional cash and investments were required to be deposited with Lloyd’s to support the syndicate’s 2007 underwriting year.

At December 31, 2007, in addition to its premium trust funds and capital funds at Lloyd’s, the Company pledged a further $18.1 million held on deposit pursuant to regulatory requirements. At December 31, 2006, in addition to its Funds at Lloyd’s, the Company had cash and investments of $64.9 million that were held in the premium trust funds for payments and discharge of certain trust outgoings, and a further $8.4 million held on deposit pursuant to regulatory requirements.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

See also Note 21 in relation to subsequent events for Syndicate 4000.

8.    Derivative instruments

The Company was exposed to potential loss on its derivative activities from various market risks, and managed these market risks based on guidelines established by management. Derivative instruments were carried at fair value with the resulting realized and unrealized gains and losses recognized in the consolidated statement of operations in the period in which they occurred. The change in fair value was included in other income in the consolidated statement of operations.

The following table summarizes these instruments and the effect on net loss and comprehensive loss for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Net change in unrealized losses	Net realized gains (losses)	Net change in unrealized losses	Net realized gains (losses)	Net change in unrealized gains	Net realized gains
Investment derivatives	$—	$—	$(88)	$144	$108	$1,492
Mortality linked embedded derivatives	—	—	—	(752)	216	42
Net realized and unrealized gains (losses) on derivatives	$—	$—	$(88)	$(608)	$324	$1,534

a)    Investment Derivatives

The Company had previously used foreign currency forward contracts to manage its exposure to the effects of fluctuating foreign currencies on the value of certain of its foreign currency denominated fixed maturity investments. These forward currency contracts were not designated as specific hedges for financial reporting purposes and, therefore, realized and unrealized gains and losses on these contracts were recorded in the consolidated statement of operations in the period in which they occurred. These contracts generally had maturities of three months or less. As of December 31, 2007, 2006 and 2005, the net notional amount of foreign currency forward contracts, the net fair market value and the net unrealized losses were zero. For the year ended December 31, 2007, we had no net realized gains on settled foreign currency forward contracts. For the years ended December 31, 2006 and 2005, net realized gains on settled foreign currency forward contracts totaled approximately $0.1 million and $1.4 million.

During the years ended December 31, 2006 and 2005, the Company utilized other derivative instruments such as swaps and options to manage total investment returns in accordance with its investment guidelines and recognized net realized gains on these instruments of $0.1 million and $0.1 million. As of December 31, 2007, 2006 and 2005, the fair market value of other derivative instruments and net unrealized gains of other derivative instruments were zero.

b)    Mortality linked embedded derivative

During the year ended December 31, 2005, the Company sold a mortality-risk-linked security that it had held since the fourth quarter of 2003. Simultaneously, it entered into a derivative total return swap agreement with an unrelated third party financial institution with reference to the same asset. The Company also entered into another derivative total return swap agreement with the same financial institution with reference to a similar mortality-risk-linked security. As a result, the Company retained all the risks and rewards of these two securities without having ownership of them. Income

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

received from the total return swaps and any fair value adjustments was included in other income in the consolidated statement of operations. The Company recorded total return swaps at fair value, based on quoted market prices. Where such valuations were not available, the Company used internal valuation models to estimate fair value. The derivative total return swap agreement was subsequently terminated in April 2006. During the year ended December 31, 2005, the Company recorded $0.1 million in unrealized losses associated with the change in fair value of these derivatives.

9.	Reinsurance

Syndicate 4000 utilized reinsurance principally to limit net exposures to losses. Syndicate 4000’s reinsurance agreements provide for the recovery of a portion of losses and loss expenses from reinsurers. In addition, the Company remains party to reinsurance and retrocessional agreements on the business that is in run-off and those agreements also provide for the recovery of a portion of losses and loss expenses from reinsurers.

Reinsurance assets due from reinsurers include losses and loss adjustment expenses recoverable and deferred reinsurance premiums. The Company is subject to credit risk with respect to reinsurance ceded because the ceding of risk does not relieve the Company from its primary obligations to its policyholders. Failure of the Company’s reinsurers to honor their obligations could result in credit losses. As at December 31, 2005 the Company recorded a provision for credit losses relating to losses and loss adjustment expenses recoverable of $0.6 million which was increased during the year ended December 31, 2006 resulting in a provision as at December 31, 2006 of $2.0 million. This was decreased during the year ended December 31, 2007 resulting in a provision as at December 31, 2007 of $1.3 million, as described in Note 2(e). No amounts were written off during the years ended December 31, 2007, 2006 or 2005.

The following table lists the largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at December 31, 2007 and the reinsurers’ financial strength rating assigned by A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	A.M. Best Rating
	($ in millions)
Reinsurer
Everest Reinsurance Ltd.	$51.4	A+
Arch Reinsurance Ltd.	14.3	A
Aspen Insurance Ltd.	11.3	A−
The Toa Reinsurance Company, Ltd. (Tokyo)	9.9	A
Various Lloyd’s syndicates	9.3	A
General Fidelity	8.3	A−
Max Re Ltd.	7.4	A−
Odyssey America Reinsurance Corporation	5.1	A
Glacier Reinsurance AG	4.3	A−
Peleus Reinsurance Ltd.	4.1	A−
Transatlantic Reinsurance Company	3.9	A+
Allianz Marine & Aviation Versicherungs AG	1.7	A−
XL Capital Ltd.	1.7	A+
Other Reinsurers Rated A− or Better	10.6	A−
All Other Reinsurers	5.1	Various
Total	$148.4

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

The effect of reinsurance activity on premiums written, premiums earned and losses and loss expenses incurred for the years ended December 31, 2007, 2006 and 2005 is shown below.

Year ended December 31, 2007	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$103,076	$121,713	$28,876
Reinsurance assumed	3,511	9,209	(6,997)
Gross	106,587	130,922	21,879
Ceded reinsurance	(28,645)	(43,675)	9,198
Net	$77,942	$87,247	$31,077

Year ended December 31, 2006	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$139,671	$273,694	$156,471
Reinsurance assumed	19,058	108,197	64,602
Gross	158,729	381,891	221,073
Ceded reinsurance	(78,175)	(156,592)	(64,952)
Net	$80,554	$225,299	$156,121

Year ended December 31, 2005	Premiums Written	Premiums Earned	Losses and Loss Expenses
Direct insurance	$367,890	$246,955	$226,712
Reinsurance assumed	241,045	270,537	297,336
Gross	608,935	517,492	524,048
Ceded reinsurance	(218,894)	(153,417)	(199,799)
Net	$390,041	$364,075	$324,249

Gross premiums written include $24.9 million and $97.8 million of returned gross premium associated with cancelled policies during the years ended December 31, 2007 and 2006. For the year ended December 31, 2005, there were no returned gross premiums written associated with cancelled policies.

10.    Goodwill and other intangible assets

As a result of the Company’s decision to cease underwriting and place most of its specialty insurance and reinsurance lines into orderly run-off, the Company determined that its U.S. insurance licenses had an indefinite useful life in accordance with Statement of Financial Accounting Standards No. 144 ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’. The Company began amortizing these licenses to their estimated net realizable value over their estimated useful life during the year ended December 31, 2006, when, in connection with the preparation of a run-off business plan, the Company determined that it was appropriate to evaluate the license asset for impairment, the results of which indicated that the license asset was impaired. Accordingly, the Company wrote down the asset to its estimated net realizable value of approximately $7.4 million as of December 31, 2006 and ceased amortizing its U.S. insurance licenses. During the year ending December 31, 2007 the Company recorded a further charge for impairment of $0.2 million resulting in

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

an estimated net realizable value of approximately $7.2 million as of December 31, 2007. The carrying amount of these intangible assets, which were not subject to amortization as of December 31, 2005, was $9.1 million.

The carrying amount of goodwill, which primarily related to the Company’s technical services segment, was $12.6 million as of December 31, 2005. Included in this balance is a $5.0 million earn-out payment that was contingent upon ESC achieving specified earnings targets during the two year period ended December 31, 2005 which was paid during 2006. During 2006, the Company determined that its goodwill asset of $12.6 million related to its acquisition of ESC was impaired. The impairment was the result of the uncertain future outlook of ESC and a decline in expected technical services revenues in future periods given the Company’s exit from its environmental insurance line of business. The impairment charge of $12.6 million was recorded in the Company’s results for the year ended December 31, 2006 and was charged to the technical services segment. Following the disposal of ESC, as described in Note 3, the impairment charge was reclassified in the consolidated statements of operations to (loss) income from discontinued operations.

11.    Reserve for losses and loss adjustment expenses

The following table represents the activity in the reserve for losses and loss adjustment expenses for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Reserve for losses and loss adjustment expenses at beginning of period	$623,618	$533,983	$159,794
Losses and loss adjustment expenses recoverable (Net of paid recoveries of 2007: $39,958, 2006: $5,943 and 2005: $0)	(181,270)	(184,410)	(13,519)
Net reserve for losses and loss adjustment expenses at beginning of period	442,348	349,573	146,275
Net losses and loss adjustment expenses incurred related to losses occurring in:
Current year	75,317	162,411	320,227
Prior years	(44,240)	(6,290)	4,022
Total net incurred losses and loss adjustment expenses	31,077	156,121	324,249
Net losses and loss adjustment expenses paid related to losses occurring in:
Current year	(4,709)	(13,678)	(66,634)
Prior years	(84,634)	(53,910)	(53,310)
Total net paid losses and loss adjustment expenses	(89,343)	(67,588)	(119,944)
Foreign exchange (gain) loss	5,794	4,242	(1,007)
Net reserve for losses and loss adjustment expenses at end of period	389,876	442,348	349,573
Losses and loss adjustment expenses recoverable (Net of paid recoveries of 2007: $13,228, 2006: $39,958 and 2005: $5,943)	135,212	181,270	184,410
Reserve for losses and loss adjustment expenses at end of period	$525,088	$623,618	$533,983

During 2007, the Company refined its expected ultimate loss ratios for certain lines of business. The Company recorded a reduction of prior year loss reserves of $44.2 million, including net favorable loss development of $39.1 million. Of this amount, $14.9 million in several product lines related to

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

mature accident periods in which actual loss experience was better than expected, $9.0 million related to the commutations of a number of our reinsurance policies, $8.0 million in our Lloyd’s segment, $6.7 million related to the 2005 and 2004 hurricanes and $0.5 million on tornadoes that occurred in the first quarter of 2006. The remaining $5.1 million relates to a reduction in reserves primarily on our HBW program due to the cancellation of policies in the year.

Approximately $14.9 million of net favorable loss development has been recorded in several of the Company’s product lines, including professional, environmental, the property component of the Company’s HBW program, fidelity, property and casualty and surety product lines. The Company’s HBW program consists of one third party agent that sources the residential builders’ and contractors’ program that provides new home contractors throughout the U.S. with general liability, builders’ risk and excess liability insurance coverages as well as reinsurance for warranty coverage (‘‘HBW’’). Actual loss experience in these product lines was better than expected in mature accident periods.

The Company recognized net gains on commutation of reinsurance contracts of approximately $9.7 million which consisted of net favorable loss development of approximately $9.0 million and other income of $1.9 million. This amount was partially offset by returned earned premium of approximately $1.3 million. The commutations net payments resulted in a reduction in net loss and loss expenses reserves of approximately $47.1 million and a reduction in premium receivables of approximately $15.6 million.

During the year ended December 31, 2007, the Company has experience net favorable loss development of $8.0 million in relation to its Lloyd’s segment. This is due to net favorable loss development in the 2005 underwriting year of account and, to a lesser extent, the 2006 underwriting year of account.

During the year ended December 31, 2007, the Company’s estimated ultimate net losses and loss adjustment expenses experienced favorable development of $5.8 million related to Hurricanes Katrina, Rita and Wilma (‘‘2005 Hurricanes’’), which represents the Company’s best estimate of losses based upon information currently available. The Company’s estimate of ultimate losses from these events is primarily based on claims received to date, industry loss estimates, a review of affected contracts and discussion with cedants and brokers. While the Company believes that its reserves for the 2005 Hurricanes are adequate, the exact losses will be unknown for some time given the uncertainty around the industry loss estimates, the size and complexity of the 2005 Hurricanes, limited claims data and potential legal and regulatory developments related to potential losses. As a result, the Company’s losses may vary significantly from the recorded estimates.

The net losses incurred for the year ended December 31, 2007 amounted to $75.3 million and include approximately $9.8 million of net loss and loss expenses recorded in our Lloyd’s segment related to our estimate of claims associated with Syndicate 4000’s professional liability exposure to the subprime mortgage developments in the United States. The policies on which these losses were incurred are claims made policies. In relation to the subprime exposure, multiple methods were used to derive an estimate of the ultimate cost of losses. These included using the industry estimate of ultimate losses and calculating the Company’s ultimate cost of losses based on Syndicates 4000’s share of the market premium. Also, the Company used an internal loss exposure analysis commissioned by Syndicate 4000 based on the risk characteristics of the Syndicate 4000 Portfolio of policies written. Furthermore, the Company has recorded a premium deficiency reserve amounting to approximately $8.0 million. This reserve relates to the write-off of deferred acquisition costs that are deemed irrecoverable from the future earning of unearned premium reserves because the Company expects that potential future subprime reported losses may exceed those unearned premium reserves. This adjustment has been reflected in the consolidated statement of operations through acquisition costs. While the Company believes that its reserves for its exposure to the subprime mortgage developments are adequate, the exact losses will be unknown for some time given the uncertainty around the

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

industry loss estimates, the complexity of the subprime mortgage developments, limited claims data and potential legal and regulatory developments related to potential losses. As a result, the Company’s losses may vary significantly from the recorded estimates.

During the year ended December 31, 2006, the Company recorded net favorable development on prior year loss reserves of $6.3 million. Included in this net favorable development was approximately $13.9 million of favorable developments in several of its product lines, including fidelity, the property component of HBW, environmental, professional and surety product lines. Actual loss experience in these product lines was better than expected in maturing accident periods. This was offset by $5.0 million of adverse development on the 2005 Hurricanes and $2.6 million of adverse development related to an environmental oil pipeline claim that occurred in 2005.

During the year ended December 31, 2005, the Company recorded net adverse development on prior year loss reserves of $4.0 million, including $5.9 million of adverse development on the 2004 Hurricanes in the property reinsurance and marine, technical risk and aviation product lines and was partially offset by favorable development on other product lines.

Management believes that the assumptions used represent a realistic and appropriate basis for estimating the reserve for losses and loss adjustment expense as of December 31, 2007, 2006 and 2005. However, these assumptions are subject to change and the Company continually reviews and adjusts its reserve estimates and reserving methodologies taking into account all currently known information and updated assumptions related to unknown information. While management believes it has made a reasonable estimate of loss expenses occurring up to the consolidated balance sheet date, the ultimate costs of claims incurred could exceed the Company’s reserves and have a materially adverse effect on its future results of operations and financial condition.

12.    Junior subordinated debentures

On December 21, 2004, the Company participated in a private placement of $40.0 million of floating rate capital securities (the ‘‘2004 Trust Preferred Securities’’) issued by Quanta Trust, which have since been repurchased, as discussed below. The 2004 Trust Preferred Securities were due to mature on March 15, 2035, were redeemable at the Company’s option at par beginning March 15, 2010, and required quarterly distributions of interest by Quanta Trust to the holder of the 2004 Trust Preferred Securities. Distributions would have been payable at a variable per annum rate of interest, reset quarterly, equal to the London Interbank Offered Rate (‘‘LIBOR’’) plus 385 basis points, which equated to an interest rate of 6.37% at December 31, 2004. Quanta Trust simultaneously issued 1,238 of its common securities to the Company for a purchase price of $1.2 million, which constituted all of the issued and outstanding common securities of Quanta Trust. The Company’s investment of $1.2 million in the common shares of Quanta Trust was recorded in other assets in the consolidated balance sheet.

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

On February 24, 2005, the Company participated in a private placement of $20.0 million of floating rate capital securities (the ‘‘2005 Trust Preferred Securities’’ and, together with the 2004 Trust Preferred Securities, the ‘‘Trust Preferred Securities’’)) issued by Quanta Trust II, which have since been repurchased, as described below. The 2005 Trust Preferred Securities were due to mature on June 15, 2035, were redeemable at the Company’s option at par beginning June 15, 2010, and required

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

quarterly distributions of interest by Quanta Trust II to the holder of the 2005 Trust Preferred Securities. Distributions would have been payable at a variable per annum rate of interest, reset quarterly, equal to the LIBOR plus 350 basis points. Quanta Trust II simultaneously issued 619 of its common securities to the Company for a purchase price of $0.6 million, which constituted all of the issued and outstanding common securities of Quanta Trust II. The Company’s investment of $0.6 million in the common shares of Quanta Trust II was recorded in other assets in the consolidated balance sheet.

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

The Debentures were issued pursuant to Indentures (the ‘‘Indentures’’), dated December 21, 2004 in respect of Quanta Trust and dated February 24, 2005 in respect of Quanta Trust II, by and between the Company and HSBC Bank USA, National Association, as successor trustee to JPMorgan Chase Bank, N.A., as trustee. The terms of the Debentures were substantially the same as the terms of the Trust Preferred Securities. The interest payments on the Debentures paid by the Company were used by Quanta Trust and Quanta Trust II to pay the quarterly distributions to the holders of the Trust Preferred Securities. The Indentures permitted the Company to redeem the Debentures (and thus a like amount of the Trust Preferred Securities) on or after March 15, 2010 in respect of Quanta Trust and June 10, 2010 in respect of Quanta Trust II. If the Company redeemed any amount of the Debentures, Quanta Trust and Quanta Trust II would have been obligated to redeem a like amount of the Trust Preferred Securities.

Pursuant to Guarantee Agreements (the ‘‘Guarantee Agreements’’), dated December 21, 2004 in respect of Quanta Trust and dated February 24, 2005 in respect of Quanta Trust II, by and between the Company and HSBC Bank USA, National Association, as successor trustee to JPMorgan Chase Bank, N.A., as trustee, the Company agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case to the extent of funds held by Quanta Trust and Quanta Trust II. The obligations of the Company under the Guarantee Agreements and the Trust Preferred Securities were subordinated to all of the Company’s debt.

The issuance costs incurred related to Quanta Trust and Quanta Trust II were capitalized and were included in other assets in the consolidated balance sheet. Issuance costs are being amortized over the term of the Debentures as a component of interest expense.

Quanta Trust and Quanta Trust II were determined to be Variable Interest Entities (‘‘VIE’’) under FASB Interpretation No. 46(R) ‘‘Consolidation of Variable Interest Entities (‘‘FIN46(R)’’). The Company was not determined to be the primary beneficiary of Quanta Trust and Quanta Trust II and in accordance with FIN46(R) has not consolidated Quanta Trust and Quanta Trust II in the consolidated financial statements. The earnings of Quanta Trust and Quanta Trust II were included in the consolidated statement of operations and comprehensive (loss) income.

On November 29, 2006, the Company exercised its right under the Indentures described above and provided notice that it had elected to defer payments of interest on its Junior Subordinated Debt Securities due March 15, 2035 and June 15, 2035 under the related Indentures dated December 21, 2004 and February 24, 2005, respectively, until March 15, 2007. As a consequence of this deferral, the Company was precluded from paying dividends or distributions, redeeming,

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

purchasing, acquiring or making liquidation payments on its 10.25% Series A Preferred Shares and its common stock until after it had paid all interest presently deferred and any interest deferred in the future. At December 31, 2006 the Company had accrued interest of $1.6 million. At December 31, 2005 the Company did not have accrued interest.

On August 22, 2007, the Company repurchased all of the Trust Preferred Securities from the Trusts for an aggregate purchase price of $54.5 million resulting in a gain on repurchase of $4.4 million, net of repurchase costs of $0.5 million and the write off of original deferred issuance costs of $1.7 million.

The effect of the repurchase on the basic and diluted income per common share amounted to $0.06 per common share for the year ended December 31, 2007.

There was no tax effect for the Company in relation to the repurchase of the Trust Preferred Securities of the Company for the year ended December 31, 2007.

Following the repurchase of the Trust Preferred Securities, the Company cancelled the Trust Preferred Securities, dissolved the Trusts and terminated the Declarations, the Guarantees, the Debentures and the Indentures.

13.    Concentrations, commitments and contingencies

a)    Concentrations of credit risk

As of December 31, 2007 substantially all of the Company’s cash and cash equivalents, and investments were held by two custodians. As of December 31, 2006 and 2005, substantially all of the Company’s cash and cash equivalents, and investments were held by three custodians. Management believes these custodians to be of high credit quality. The Company’s investment portfolio is managed by external investment advisors in accordance with the Company’s investment guidelines. The Company’s investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of December 31, 2007, 2006 and 2005, the largest single non-U.S. government and government agencies issuer accounted for less than 2% of the aggregate market value of the externally managed portfolios.

At December 31, 2007 and 2006 the Company had a provision for uncollectible premiums receivable of $0.4 million and $0.9 million. The Company did not record any provision for uncollectible premiums receivable for the year ended December 31, 2005. No balances were written off during the years ended December 31, 2007, 2006 and 2005.

Concentrations related to reinsurance assets due from reinsurers are discussed further in Note 9.

b)    Concentrations of premium production

During the years ended December 31, 2007, 2006 and 2005, Syndicate 4000 accounted for approximately $124.0 million, or 116.3%, $91.8 million, or 57.8%, and $80.7 million, or 13.3%, of the gross written premiums. For the year ended December 31, 2007, the gross written premiums generated by Syndicate 4000 exceeded 100% of the total gross written premiums generated by the Company primarily relating to cancellations and terminations of insurance and reinsurance policies.

Syndicate 4000 generates its business primarily through brokers and to a much lesser extent direct relationships with insurance companies. During the year ended December 31, 2007, two brokers

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

accounted for approximately 19% and 17% of the gross premiums written. No other brokers accounted for more than 10% of the underwriting segment’s gross written premium for the year ended December 31, 2007. During the year ended December 31, 2006, two brokers accounted for approximately 21% and 14% of the Lloyd’s segment’s gross premiums written. No other brokers accounted for more than 10% of the underwriting segment’s gross written premium for the year ended December 31, 2006.

During the years ended December 31, 2006 and 2005, the HBW program accounted for $61.9 million, or 39.0%, and $165.9 million, or 27.2%, of the Company’s gross written premiums for those years. During the year ended December 31, 2007, the HBW program returned gross written premiums amounting to $12.8 million.

c)    Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates. These funds on deposit are available to settle insurance and reinsurance liabilities.

Until February 2008, the Company participated in the Lloyd’s of London market through Syndicate 4000 and has dedicated a significant amount of its capital to the Lloyd’s business. The regulations of the Council of Lloyd’s determine the amount of premium that may be written, also known as stamp capacity, based on the Company’s funds at Lloyd’s. Funds at Lloyd’s are discussed further in Note 7.

The Company has also issued letters of credit (‘‘LOC’’) under its Credit Agreement described in Note 18, for which cash and cash equivalents and investments are pledged as security and in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance. As of December 31, 2007 the Company had $91.6 million of face amount of fully secured letters of credit issued and outstanding under its Credit Agreement

The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies, and generally take the place of letter of credit requirements. In addition, the Company holds cash and cash equivalents and investments in trust to fund the Company’s obligations associated with the assumption of environmental remediation liability.

The fair values of these restricted assets by category at December 31, 2007 and 2006 are as follows:

	2007		2006
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$9,602	$17,213	$979	$28,888
Funds deposited with Lloyd’s(1)	111,154	129,819	52,838	136,788
LOC pledged assets	211	111,889	2,520	271,129
Trust funds	10,046	143,740	9,331	191,463
Amounts held in trust funds related to deposit liabilities	—	39,195	2,475	36,840
Total	$131,013	$441,856	$68,143	$665,108

(1)	The above includes funds held by Syndicate 4000 as well as those held by Quanta 4000 Holdings. See Note 21 for subsequent events in relation to Syndicate 4000.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

d)    Lease commitments

The Company leases office space and furniture and equipment under operating lease agreements. Certain office space leases include an escalation clause that calls for annual increases to the base rental payments. Rent expenses are being recognized on a straight-line basis over the respective lease terms. Future annual minimum payments under non-cancelable operating leases, are as follows:

Year ending December 31,
2008	$1,150
2009	1,155
2010	1,052
2011	603
2012 and thereafter	560
Total	$4,520

Total rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005, was approximately $1.4 million, $5.4 million and $5.3 million.

Effective January 2007, the Company entered into a new lease for offices of the Company’s U.S. subsidiaries’ operations in downtown New York. Also effective January 2007, the Company entered into a lease assignment transaction which relieves the Company of all obligations under a lease of office space used by the Company’s U.S. subsidiaries through mid-February 2007. Effective September 15, 2007, the Company entered into a new lease for offices for the Company’s Bermuda operations. The future minimum lease payments above have been adjusted to reflect these leasing transactions.

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

In September 2007, the Company filed motions challenging the legal sufficiency of the claims asserted in both cases, and asked the Court to dismiss both cases. The briefing on these motions was completed in January 2008, but the Court has not yet addressed the motions. In accordance with the Private Securities Litigation Reform Act, discovery in these cases has been stayed pending a ruling by the Court on the motions.

The court has not yet made any rulings addressing the merits of these cases, nor has the court decided whether it will certify any case against the Company to proceed as a class action. The Company intends to continue to defend these actions vigorously.

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

h)    Non-traditional statutory surplus relief contract

During the year ended December 31, 2004, the Company wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria promulgated by FASB Statement No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’) and was therefore accounted for as a deposit under SFAS 113. Under this contract, the Company provided reinsurance on certain underlying life insurance contracts written by its client, a U.S. life insurance company. The client is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital. The client was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with the Company. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. The Company receives fees for this transaction. Other than receipt of the fees, there were no net cash flows at inception of this contract, nor were there expected to be net cash flows other than fees through the life of the contract. The Company monitors this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by the client to the Company. During the Company’s monitoring process in 2007, it became apparent that this transaction was not performing as anticipated. The Company continues to obtain facts to evaluate and to analyze the performance of the life insurance policies that are underlying this transaction. The Company continues to evaluate the validity of data received from the client and the validity of risks ceded to it by its client as provided for by the terms of the reinsurance contract. On February 27, 2008, the Company exercised its right to cancel the contract ab initio as it believes there have been material breaches of the contract as defined within the contract. As a result of this rescission notice, and in accordance with the cancellation provisions in the contract, the Company at December 31, 2007 has recorded the return of all fee income, net of commissions, in the amount of $3.7 million reflecting net fee income earned since inception of the contract. Included in contingencies on the consolidated balance sheet is an amount of $2.5 million of fees due to be returned upon the rescission of this contract. In addition the Company has recorded an estimated $1.0 million in legal costs that may be incurred in pursuing cancellation and any other legal remedies. The Company has provided approximately $29.6 million of letter of credit and trust collateral in support of the amount of statutory surplus relief that the U.S. life insurance company has obtained. While the final outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and the Company’s understanding of the original contract, the Company believes that the outcome could have a further material adverse effect on its financial position and results of operations in the future. The Company will continue to pursue any legal remedies against the insurance company that it believes are available and warranted under the circumstances.

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

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Quanta U.S. Holdings Inc. (‘‘Quanta U.S. Holdings’’) and its operating subsidiaries are subject to income taxes imposed by U.S. authorities. The Company’s operating units in the United Kingdom and Ireland are subject to the relevant income taxes imposed by those jurisdictions.

Effective August 15, 2003, Quanta Reinsurance U.S. Ltd. (‘‘Quanta Re U.S.’’) made an election under Section 953(d) of the Internal Revenue Code of 1986 (‘‘IRC’’), as amended, to be treated as a domestic corporation for United States federal income tax purposes. As a result of the ‘‘domestic election’’, Quanta Re U.S. is subject to U.S taxation on its worldwide income as if it were a U.S. corporation.

Quanta U.S. Holdings together with its operating subsidiaries have elected to file a consolidated U.S. tax return. Under IRC Section 953(d), net operating losses generated by Quanta Re U.S. may only be carried back two years and forward twenty years and offset past or future U.S. federal taxable income that is generated by Quanta Re U.S.

The Company is not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to become subject to additional taxation (see Note 13(e)).

The consolidated income tax provisions for the years ended December 31, 2007, 2006 and 2005 are as follows:

Continuing operations:

	2007	2006	2005
Current tax expense	$—	$—	$—
U.S. Federal	—	—	—
U.S. State	12	14	232
Non-U.S.	5,277	—	—
Total current expense	5,289	14	232
Deferred tax expense (benefit)
U.S. Federal	(2,042)	(19,178)	(10,034)
U.S. State	—	—	—
Non-U.S.	(6,784)	(5,173)	(1,413)
Change in valuation allowance	3,549	24,351	11,447
Total deferred benefit	(5,277)	—	—
Total income tax expense	$12	$14	$232

As described above, on September 15, 2006 ESC was sold. ESC was a single member Limited Liability Company that had been disregarded for tax purposes and thus did not incur any stand alone tax liability. Its sale was treated as a sale of assets by its member.

No current U.S. Federal or foreign income taxes were paid or payable during the years ended December 31, 2007, 2006 and 2005. For the year ended December 31, 2007, current non-U.S. taxes payable were $5.3 million. No non-U.S. taxes were payable for the years ended December 31, 2006 and 2005.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Income tax benefit attributable to income for the years ended December 31, 2007, 2006 and 2005 differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before taxation as a result of the following:

Continuing operations:

	2007	2006	2005
Computed expected tax expense (benefit)	$7,018	$(22,687)	$(37,083)
Foreign (income)/loss not subject to U.S. tax	(10,300)	(632)	24,637
Loss from controlled foreign corporation	34	455	—
Income subject to tax at foreign rates	922	1,670	653
Loss on sale of ESC	—	(5,028)	—
State taxes	12	14	232
Reversal of deferred taxes	(1,246)	4,018	—
Effect of valuation allowance	3,549	24,351	11,447
Other	23	(2,147)	346
Actual income tax expense	$12	$14	$232

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax purposes. The significant components of the net deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Bonus provisions	$1,108	$1,890
Reserves for losses and loss adjustment expenses	3,751	3,512
Unearned premiums	705	1,278
Deferred income	—	87
Net unrealized investment losses	935	1,422
Net operating loss carry forwards	42,400	33,783
Write down of goodwill	664	603
Capital loss from sale of ESC	4,701	4,418
Other than temporary impairments	2,701	2,211
Depreciation of property and equipment	346	225
Deferred acquisition costs	—	149
Net unrealized currency losses	529	427
Other	335	169
Total deferred tax assets	58,175	50,174
Valuation allowance	(50,942)	(49,141)
Total deferred tax assets net of valuation allowance	7,233	1,033
Deferred tax liabilities:
Deferred acquisition costs	(207)	—
Amortization of intangible assets	(838)	(686)
Investments	(911)	(347)
Total deferred tax liabilities	(1,956)	(1,033)
Net deferred tax asset	$5,277	$—

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

As of December 31, 2007, the Company has a net deferred tax asset relating to net operating loss carry forwards (‘‘NOL’’) of approximately $42.4 million (of which $28.3 million relates to the NOL in the United States (‘‘U.S. NOL’’), $11.7 million relates to the NOL in the United Kingdom (‘‘U.K. NOL’’) and $2.4 million relates to the NOL in Ireland (‘‘Irish NOL’’). As of December 31, 2007 and 2006, approximately $26.0 million and $22.4 million of the net operating loss carry forwards are dual consolidation losses generated by Quanta Re U.S. and can only be used to offset future taxable income earned by Quanta Re U.S.

As of December 31, 2006, the Company had a net deferred tax asset relating to NOL carryforwards of approximately $33.8 million (of which $27.1 million relates to U.S. NOL, $5.9 million relates to U.K. NOL and $0.8 million relates to Irish NOL), which are available to offset future taxable income.

The U.S. NOL expires in 2027 while the U.K. NOL and Irish NOL currently do not have an expiry date.

As of December 31, 2007, the Company had a deferred tax asset related to capital losses of approximately $4.7 million, which is available to offset future U.S. federal taxable income through 2012.

The realization of deferred tax assets is dependent on future taxable income and future reversals of existing taxable temporary differences. Based upon management’s assessment of historical data and future earnings, it is their belief that it is more likely than not that the $5.3 million net deferred tax asset established for the U.K. NOL carryforwards will be realized in future periods by Quanta 4000. The Company will continue to periodically assess the realizability of its net deferred tax asset and adjust the valuation allowance accordingly.

In relation to the U.S. NOL and Irish NOL, due to prior and existing operating losses, the Company believes that it is more likely than not that the deferred tax asset will not be recognized. Accordingly, the Company has recorded a full valuation allowance against these net deferred tax assets as of December 31, 2007 and 2006.

The Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At December 31, 2007, there are no income tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease or increase within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2007, the Company did not have interest and penalties related to uncertain tax positions.

Tax years 2003 through 2006 are subject to examination by the federal and state authorities.

15.    Shareholders’ equity

The authorized common share capital of the Company consists of 200,000,000 common shares of par value $0.01 each. The following table is a summary of common shares issued and outstanding for

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

the years ended December 31, 2007 and 2006:

	2007	2006
Issued and outstanding common shares, beginning of period	70,008,185	69,946,861
Shares issued	125,314	61,324
Issued and outstanding common shares, end of period	70,133,499	70,008,185

The common shares issued during the years ended December 31, 2007 and 2006 all related to director compensation in lieu of cash compensation.

On September 3, 2003, in connection with the closing of the sale of common shares, the Company granted certain founders of the Company’s 2,542,813 warrants to purchase common shares. These warrants are exercisable at $10.00 per share and have a ten year term.

16.    Mandatorily redeemable preferred shares

The authorized preference share capital of the Company consists of 25,000,000 preferred shares of a par value of $0.01 each.

On December 20, 2005 and January 11, 2006, the Company issued and sold 3,000,000 and 130,525 10.25% Series A Preferred Shares at $25 per share, par value $0.01 per share (the ‘‘Series A Preferred Shares’’) in an underwritten public offering. The Series A Preferred Shares had certain dividend, redemption, liquidation and voting rights. The Series A Preferred Shares had no stated maturity, were not be subject to any sinking fund and were not convertible into any of the Company’s other securities or property.

During the third quarter of 2007 the Company repurchased all of its Series A Preferred Shares at a price of $22.50 per share. The aggregate consideration paid for the preferred shares purchased amounted to $70.4 million which resulted in a gain of $2.4 million, net of repurchase costs of $2.2 million and the write off of original deferred issuance costs of $3.3 million.

There was no tax effect in relation to the repurchase of the Series A Preferred Shares of the Company for the year ended December 31, 2007.

17.    Employee benefit plans

a)    Pension plans

The Company provides pension benefits to eligible employees through various defined contribution plans, including 401(k) plans, sponsored by the Company. Under these plans, employee contributions may be supplemented by the Company matching contributions based on the level of employee contribution up to certain maximum amounts. Expenses incurred relating to these plans during the years ended December 31, 2007, 2006 and 2005, totaled $0.1 million, $0.5 million and $1.3 million.

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

Performance share units were also awarded to various employees pursuant to the Incentive Plan. The number of shares of common stock to be received under these awards following December 31, 2007 (the end of the performance period) depended on whether the Company’s GAAP average return on shareholders’ equity over a three year period preceding December 31, 2007 was 12% or higher. If this performance target had been met, the grantees would have received shares of common stock in an amount ranging from zero to 300% percent of the share award (as such amount is defined in the grant).

Since unvested performance share units are contingent upon satisfying performance objectives, those unvested shares are considered to be contingently issuable shares and are not included in the computation of diluted earnings per share until all conditions for issuance are met. Performance share units are included in basic shares outstanding when issued.

As of December 31, 2007 and 2006, the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000 and 9,350,000.

The Company continually reviews and adjusts its provisions for the 2007 LTIP awards and other bonus awards by taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available. Any adjustments to previously established provisions or the establishment of new provisions may significantly impact current period results and net income. The Company expenses the cost of the 2007 LTIP plan using the fair value recognition provisions of FASB Statement No. 123(R), ‘‘Share-Based Payment’’ (‘‘SFAS 123(R)’’). In order to do this the Company utilizes the Black-Scholes valuation model which uses various assumptions and then expenses the vested portion. The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2007
Expected volatility	32.2%
Dividend yield	0.0%
Risk-free interest rate	3.1%
Expected term (in years)	2

For the year ended December 31, 2007, the amount expensed in relation to the 2007 LTIP was $0.6 million.

i)    Options and warrants

In accordance with SFAS 123 and SFAS 123(R), the fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the following table, which represent the weighted average assumptions used for grants in the periods presented. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate future employee terminations. The expected term of options granted is calculated using the Staff Accounting Bulletin No. 107 simplified method. It is the mid-point between the vesting date and the expiration date and represents the period of time that options granted are

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on forward looking data.

	Year ended December 31, 2007	Year ended December 31, 2006
Expected volatility	46.1%	48.9%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.87%	4.5%
Expected term (in years)	4	4

The following is a summary of the Company’s stock options and warrants and related activity during the year ended December 31, 2007 and 2006:

	Year ended December 31, 2007		Year ended December 31, 2006
	Number of options and warrants	Weighted Average exercise price	Number of options and warrants	Weighted Average exercise price
Outstanding – beginning of period	3,343,879	$9.41	5,306,979	$9.72
Granted	121,000	2.18	220,000	2.87
Exercised	—	—	—	—
Forfeited	(349,062)	(8.15)	(2,183,100)	(9.50)
Outstanding – end of period	3,115,817	$9.27	3,343,879	$9.41

The weighted-average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.92 and $1.23.

The compensation cost that was expensed in the Statement of Operations during the years ended December 31, 2007 and 2006 was $0.3 million and $0.4 million.

The Company did not incur any compensation expense under APB 25 relating to the grant of option awards during the year ended December 31, 2005 because all options granted had an exercise price that equaled the fair market value of the underlying common stock of the Company on the date of the grant.

The following is a summary of the Company’s outstanding options and warrants and exercisable options and warrants as of December 31, 2007.

	Options and warrants outstanding			Options and warrants exercisable
Range of exercise prices	Number of options and warrants	Average exercise price	Average remaining contractual life	Number of options and warrants	Average exercise price
$1.88	100,000	$1.88	5.71 years	25,000	$1.88
$2.08-$2.09	50,000	$2.09	9.18 years	—	$—
$2.20-$2.30	75,000	$2.26	7.14 years	6,250	$2.30
$4.59-$4.69	66,666	$4.67	7.35 years	20,833	$4.67
$7.85	5,901	$7.85	4.33 years	2,951	$7.85
$8.92	143,437	$8.92	4.71 years	71,719	$8.92
$10.00-$10.20	2,639,813	$10.00	5.68 years	2,638,563	$10.00
$11.60-$12.50	35,000	$11.99	6.20 years	26,250	$11.99

The intrinsic value of unvested stock options and warrants as of December 31, 2007 was $0.1 million. As of December 31, 2006, the unvested stock options and warrants had no intrinsic value.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

As of December 31, 2007, there was $0.5 million of total unrecognized compensation cost related to non vested share-based compensation arrangements with respect to stock options granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years.

ii)    Performance Share Units and Restricted Shares

The fair value of performance share units and restricted shares awarded under the Incentive Plan is determined based on the closing trading price of the Company’s shares on the grant date. The following is a summary of the Company’s non vested performance share units and restricted shares and related activity during the year ended December 31, 2007 and 2006:

	Year ended December 31, 2007		Year ended December 31, 2006
	Number	Weighted-average share price	Number	Weighted-average share price
Non vested – beginning of period	184,938	$3.79	148,335	$7.39
Granted	68,085	2.19	143,990	2.57
Vested	(102,548)	(3.11)	(26,260)	(4.59)
Forfeited	(40,593)	(4.52)	(81,127)	(7.93)
Non vested – end of period	109,882	$3.17	184,938	$3.79

Included in the December 31, 2007 and December 31, 2006 non-vested shares are 14,419 and 27,219 of performance share units.

The intrinsic value of unvested performance share units and restricted shares as of December 31, 2007 and December 31, 2006 was $0.2 million and $0.4 million.

18.    Credit agreement

On October 27, 2006, the Company entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the Mandated Lead Arranger, providing for a secured bank letter of credit facility (the ’’ING Credit Facility’’). The ING Credit Facility provided for an aggregate commitment of up to $240 million for a period of three years terminating on October 27, 2009, pursuant to which the lenders will issue from time to time, for the account of the designated subsidiary borrowers, one or more back-to-back letters of credit naming JPMorgan Chase Bank, N.A. as beneficiary in the face amount equal to the face amount of the outstanding letters of credit under the JPM Credit Agreement, and other letters of credit in an aggregate face amount up to the aggregate commitment. The JPM Credit agreement was terminated prior to December 31, 2007. The total amount of letters of credit issued under the JPM Credit Agreement at December 31, 2006 was $110.0 million. Since January 1, 2007, the Company has reduced the aggregate commitment under the ING Credit Facility from $240 million to $110 million at December 31, 2007. Effective February 11, 2008, the ING Credit Facility commitment was reduced by a further $15 million to $95 million. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S. insurance borrowers and, consequently, the amount available for letters of credit under the facility on account of those borrowers. The Company unconditionally and irrevocably guaranteed all of the obligations of its subsidiaries to the lenders under the ING Credit Facility.

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

The ING Credit Facility has a financial covenant requiring the Company to maintain a minimum consolidated tangible net worth, as well as covenants restricting the activities of the Company and its subsidiaries, such as the incurrence of additional indebtedness and liens, the sale of assets, and the payment of dividends and other restricted payments. At December 31, 2007 and 2006 the amount of letters of credit issued under the facility was $91.6 million and $235.4 million. At December 31, 2007 the Company believes it was in compliance with the covenants under the ING Credit Facility.

19.    Related party transactions

In the normal course of business, the Company enters into cost sharing and service level agreement transactions with certain other subsidiaries, which management believes to be conducted consistent with arms-length rates. Such transactions, individually and in the aggregate, are not material to the Company’s financial condition, results of operations and cash flows.

a)    Friedman Billings Ramsey, Inc. (‘‘FBR’’)

Until December 11, 2006, W. Russell Ramsey was one of the Company’s directors and he also served on the Board of Directors of FBR. Following Mr. Ramsey’s resignation as a member of the Board of FBR on June 7, 2007 FBR is no longer a related party to the Company. The Company entered into an advisory agreement with FBR in December 2005. Under the advisory agreement, FBR from time to time provided financial advisory advice and assistance to the Company in connection with certain mergers and acquisitions. The agreement terminated during 2006. Under the terms of the agreement, FBR’s compensation for services provided was agreed between the Company and FBR on an arms-length basis.

In connection with the Company’s issuance of 13,136,841 common shares and 3,000,000 preferred shares during the year ended December 31, 2005, FBR received $3.4 million and $2.4 million for underwriting fees.

In connection with the issuance by Quanta Trust and Quanta Trust II of the Trust Preferred Securities, FBR indirectly received a portion of the $1.2 million and $0.4 million of issuance costs from the placement agents for providing financial advisory services.

In connection with the sale of ESC during 2006, FBR received advisory fees of $0.6 million directly associated with the sale.

As at December 31, 2006 there were no amounts due between the Company and FBR.

20.    Statutory financial information and dividend restrictions

The Company is subject to a 30% withholding tax on certain dividends and interest received from its U.S. subsidiaries.

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, which are Bermuda, the United States and Ireland. The regulations in Bermuda, the United States and Ireland include restrictions that limit the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities. Typically, these restrictions relate to minimum levels of solvency, capital and liquidity as defined by the relevant insurance laws and regulations.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

Estimated unaudited statutory capital and surplus for the principal operating subsidiaries of the Company in these jurisdictions as of December 31, 2007 and 2006 was:

	Bermuda		United States		Ireland
	2007	2006	2007	2006	2007	2006
Required minimum statutory capital and surplus	$102,262	$103,306	$16,160	$32,179	$4,669	$3,960
Actual statutory capital and surplus (unaudited)	375,339	463,769	84,493	88,472	7,361	19,394

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

As at December 31, 2007, there are statutory restrictions on the payment of dividends from retained earnings or the return of capital from the Company’s subsidiaries. Following the A.M. Best rating action and the Company’s decision to run-off a substantial portion of its business, and effective on June 1, 2006, the Bermuda Monetary Authority (the ‘‘BMA’’) amended the license of Quanta Reinsurance Ltd. to require the approval of the BMA prior to making dividend payments and entering into certain large transactions. In the U.S. and Ireland, certain dividend payments from retained earnings or the return of capital require prior approval from the insurance regulatory authorities. The Company believes that its U.S. subsidiaries may not pay dividends as these companies currently have accumulated losses and that approval for the return of capital requires compliance with a number of requirements. Further, because Quanta Re U.S., a Bermuda company, is a subsidiary of Quanta Indemnity Co., any dividends it pays or any return of capital it makes to Quanta Indemnity Co. would also be subject to the above restrictions relating to U.S. subsidiaries. At December 31, 2007, the Company believes that the minimum levels of solvency and liquidity were met in all jurisdictions in which the Company operates.

21.	Subsequent Events

On February 13, 2008, the Company sold Quanta 4000 and its interest in Pembroke JV to Chaucer for an amount of approximately £1 each and received the return of $117.2 million which had previously been pledged to Lloyd’s as security for the business being written by Syndicate 4000.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

At December 31, 2007, the unaudited balance sheet of Quanta 4000 was as follows:

December 31, 2007
Assets
Investments at fair value	18,590
Cash and cash equivalents	107,268
Premiums receivable	45,417
Losses and loss adjustment expenses recoverable	25,793
Deferred acquisition costs, net	902
Deferred reinsurance premiums	12,135
Net deferred tax asset	5,277
Other assets	3,236
Total assets	$218,618
Liabilities
Reserve for losses and loss expenses	$160,302
Unearned premiums	58,524
Reinsurance balances payable and other liabilities	14,858
Income taxes payable	5,277
Total liabilities	238,961
Shareholders’ equity
Common shares	—
Additional paid-in capital	77
Accumulated deficit	(18,944)
Accumulated other comprehensive income	(1,476)
Total shareholders’ equity	(20,343)
Total liabilities and shareholders’ equity	$218,618

At December 31, 2007, the investment in Pembroke JV was carried at cost of approximately $0.1 million.

The Company expects that, in the first quarter of 2008, it will recognize a gain on the sale of its interest in Quanta 4000. The amount of such gain will be determined based on recorded balances as of the date of sale. If the sale had occurred on December 31, 2007, based on balances recorded at that date, the pro forma amount of the gain would have been approximately $17.9 million. This gain is net of transaction costs, the payment of bonuses to the management and employees of Pembroke and writing off of the cost of its investment in Pembroke JV. There can be no assurances that the gain the Company will record in the first quarter of 2008 will be substantially similar to the amount stated above or that there will be any gain at all. If the Company records a loss it could have a material adverse impact on its financial results and statement of operations.

On March 13, 2008, the Company announced that it declared a special dividend of $1.75 per common share resulting in an aggregate dividend payment of approximately $122.7 million. The dividend will be payable in cash on March 28, 2008 to shareholders of record as of the close of business on March 25, 2008.

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

22.    Unaudited quarterly financial information

The following is a summary of quarterly financial data for the years ended December 31, 2007 and 2006.

	Quarter ended December 31, 2007	Quarter ended September 30, 2007	Quarter ended June 30, 2007	Quarter ended March 31, 2007
Net premium earned	$19,370	$22,376	$19,864	$25,637
Technical service revenues	1	713	501	492
Net investment income	8,065	11,306	10,724	11,805
Net gains (losses) on investments	6,205	3,379	(5,652)	1,886
Net foreign exchange gains (losses)	47	(184)	723	264
Gain on repurchase of junior subordinated debentures	—	4,421	—	—
Other income	(3,693)	375	2,714	1,051
Total revenues	29,995	42,386	28,874	41,135
Net loss and loss expenses incurred	465	3,156	13,161	14,295
Acquisition costs	10,748	5,517	5,264	5,199
General and administrative expenses	13,171	14,772	16,955	14,968
Interest expense	—	797	1,442	1,393
Depreciation of fixed assets and amortization and impairment of intangible assets	154	115	78	677
Total expenses	24,539	24,357	36,900	36,532
Income (Loss) from continuing business before income taxes	5,456	18,029	(8,026)	4,603
Income tax expense (benefit)	26	2	9	(25)
Net income (loss) from continuing operations	5,431	18,027	(8,035)	4,628
Gain on repurchase on Series A preferred shares	—	2,364	—	—
Net income (loss) to common shareholders	$5,431	$20,391	$(8,035)	$4,628
Weighted average common share and common share equivalents
Basic	70,126,934	70,106,237	70,059,993	70,008,185
Diluted	70,190,803	70,224,287	70,059,993	70,008,185
Basic income (loss) from continuing operations per common share	$0.08	$0.26	$(0.11)	$0.06
Basic gain on repurchase on Series A preferred shares per share	$—	$0.03	$—	$—
Basic income (loss) per common share	$0.08	$0.29	$(0.11)	$0.06
Diluted income (loss) from continuing operations per common share	$0.08	$0.26	$(0.11)	$0.06
Diluted gain on repurchase on Series A preferred shares per share	$—	$0.03	$—	$—
Diluted income (loss) per common share	$0.08	$0.29	$(0.11)	$0.06

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

	Quarter ended December 31, 2006	Quarter ended September 30, 2006	Quarter ended June 30, 2006	Quarter ended March 31, 2006
Net premium earned	$36,124	$49,202	$60,405	$79,568
Technical service revenues	384	752	496	1,699
Net investment income	10,584	12,821	11,753	10,776
Net (losses) gains on investments	(1,803)	906	(6,728)	(8,320)
Net foreign exchange losses	(1,839)	(257)	(1,375)	(319)
Other income	962	1,174	486	1,032
Total revenues	44,412	64,598	65,037	84,436
Net loss and loss expenses incurred	21,943	30,153	49,533	54,492
Acquisition costs	9,932	8,415	10,260	13,933
General and administrative expenses	15,958	20,578	34,018	29,452
Interest expense	1,422	1,430	1,344	1,262
Depreciation of fixed assets and amortization and impairment of intangible assets	3,016	715	435	833
Total expenses	52,271	61,291	95,590	99,972
(Loss) income from continuing business before income taxes	(7,859)	3,307	(30,553)	(15,536)
Income tax (benefit) expense	(33)	—	22	25
Net (loss) income from continuing operations	(7,826)	3,307	(30,575)	(15,561)
Discontinued operations:
(Loss) income from operations of discontinued operations	—	(936)	(12,359)	342
Income on disposal of discontinued operations	—	704	—	—
Net (loss) income from discontinued operations	—	(232)	(12,359)	342
Net (loss) income	(7,826)	3,075	(42,934)	(15,219)
Dividends on preferred shares	—	—	—	(1,916)
Net (loss) income to common shareholders	$(7,826)	$3,075	$(42,934)	$(17,135)
Weighted average common share and common share equivalents
Basic	69,971,646	69,981,925	69,956,211	69,946,861
Diluted	69,971,646	69,984,614	69,956,211	69,946,861
Basic (loss) income from continuing operations per share	$(0.11)	$0.04	$(0.43)	$(0.24)
Basic (loss) income from discontinued operations per share	$—	$(0.01)	$(0.18)	$(0.00)
Basic income from disposal of discontinued operations per share	$—	$0.01	$—	$—
Basic (loss) income per share	$(0.11)	$0.04	$(0.61)	$(0.24)
Diluted (loss) income from continuing operations per share	$(0.11)	$0.04	$(0.43)	$(0.24)
Diluted (loss) income from discontinued operations per share	$—	$(0.01)	$(0.18)	$(0.00)
Diluted income from disposal of discontinued operations per share	$—	$0.01	$—	$—
Diluted loss per share	$(0.11)	$(0.04)	$(0.61)	$(0.24)

QUANTA CAPITAL HOLDINGS LTD.
Financial Statement Schedules
As of December 31, 2007

I	Summary of Investments Other Than Investments in Related Parties
II	Condensed Financial Information of Registrant
III	Supplementary Insurance Information
IV	Reinsurance
V	Valuation and Qualifying Accounts
VI	Supplementary Information Concerning Property/Casualty Insurance Operations

QUANTA CAPITAL HOLDINGS LTD.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2007

(Expressed in thousands of U.S. dollars)

	Amortized Cost or Cost	Fair Value	Amount at which shown in Balance Sheet
Trading:
Fixed maturities:
U.S. government and government sponsored agencies	$263,320	$267,488	$267,488
Foreign governments	11,486	11,496	11,496
Tax-exempt municipal	1,036	1,038	1,038
Corporate	62,827	63,312	63,312
Asset-backed securities	51,724	51,403	51,403
Mortgage-backed securities	165,932	164,767	164,767
Total fixed maturities	$556,325	$559,504	$559,504
Short-term investments	$88,880	$88,880	$88,880
Total trading investments	$645,205	$648,384	$648,384
Total investments	$645,205	$648,384	$648,384

QUANTA CAPITAL HOLDINGS LTD.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars except for share amounts)

	December 31, 2007	December 31, 2006
Assets
Investments in subsidiaries on equity basis	$382,097	$489,583
Investments at fair value (amortized cost: December 31, 2007: $2,622; December 31, 2006: $0)	2,622	—
Cash and cash equivalents	4,070	10,108
Other accounts receivable	16	—
Property and equipment, net of accumulated depreciation of $334 (December 31, 2006: $261)	485	200
Due from subsidiaries	5,373	73,189
Other assets	3,052	5,895
Total assets	$397,715	$578,975
Liabilities
Accounts payable and accrued expenses	3,752	5,756
Due to subsidiaries	43,301	108,028
Junior subordinated debentures	—	61,857
Total liabilities	$47,053	$175,641
Mandatorily redeemable preferred shares
($0.01 par value; 25,000,000 shares authorized; 0 issued and outstanding at December 31, 2007 and 3,130,525 issued and outstanding at December 31, 2006)	$—	$74,998
Shareholders’ equity
Common shares
($0.01 par value; 200,000,000 shares authorized; 70,133,499 issued and outstanding at December 31, 2007 and 70,008,185 issued and outstanding at December 31, 2006)	$701	$700
Additional paid-in capital	582,889	582,578
Accumulated deficit	(231,399)	(263,830)
Accumulated other comprehensive (loss) income	(1,529)	8,888
Total shareholders’ equity	$350,662	$328,336
Total liabilities and shareholders’ equity	$397,715	$578,975

QUANTA CAPITAL HOLDINGS LTD.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Revenues
Net investment income	$1,599	$678	$139
Net losses on investments	(169)	—	—
Net foreign exchange gains (losses)	350	—	(8)
Equity in net income of subsidiaries	25,333	—	—
Gain on repurchase of junior subordinated debentures	4,421	—	—
Total revenues	31,534	678	131
Expenses
Equity in net loss of subsidiaries	—	53,314	83,392
General and administrative expenses	11,407	10,102	22,471
Other expenses	(6)	41	22
Depreciation of fixed assets	82	125	198
Total expenses	11,483	63,582	106,083
Income (loss) before income taxes	20,051	(62,904)	(105,952)
Income tax expense	—	—	—
Net income (loss)	20,051	(62,904)	(105,952)
Gain on repurchase of Series A preferred shares	2,364	—	—
Dividends on preferred shares	—	(1,916)	—
Net income (loss) to common shareholders	22,415	(64,820)	(105,952)
Other comprehensive income (loss):
Net income (loss)	$20,051	$(62,904)	$(105,952)
Other comprehensive income (loss)
Net unrealized investment losses arising during the period, net of income taxes	—	(6,222)	(12,429)
Foreign currency translation adjustments	(401)	(1,381)	327
Reclassification of net realized losses (gains) on available for sale investments included in net loss, net of income taxes	—	15,945	13,020
Other comprehensive (loss) income	(401)	8,342	918
Comprehensive income (loss)	$19,650	$(54,562)	$(105,034)

QUANTA CAPITAL HOLDINGS LTD.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Share capital – common shares of par value $0.01 each
Balance at beginning of period	$700	$699	$568
Issued during period	1	1	131
Balance at end of period	701	700	699
Additional paid-in capital
Balance at beginning of period	582,578	581,929	523,771
Common shares issued during period	—	—	62,269
Net offering costs	—	—	(4,183)
Non-cash stock compensation expense	311	649	72
Balance at end of period	582,889	582,578	581,929
Accumulated deficit
Balance at beginning of period	(263,830)	(199,010)	(93,058)
Cumulative effect adjustment resulting from the adoption of SFAS 159	10,016	—	—
Net income (loss)	20,051	(62,904)	(105,952)
Gain on repurchase of Series A preferred shares	2,364	—	—
Dividends on preferred shares	—	(1,916)	—
Balance at end of period	(231,399)	(263,830)	(199,010)
Accumulated other comprehensive income (loss)
Balance at beginning of period	8,888	546	(372)
Cumulative effect adjustment resulting from the adoption of SFAS 159	(10,016)	—	—
Net change in unrealized losses on investments, net of income taxes	—	9,723	591
Foreign currency translation adjustments	(401)	(1,381)	327
Balance at end of period	(1,529)	8,888	546
Total shareholders’ equity	$350,662	$328,336	$384,164

QUANTA CAPITAL HOLDINGS LTD.
Schedule II (continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

(Expressed in thousands of U.S. dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Cash flows from operating activities
Net income (loss)	$20,051	$(62,904)	$(105,952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	82	125	198
Equity in net (gain) loss of subsidiaries	(25,333)	52,761	83,392
Gain on foreign exchange translation	(401)	—	—
Non-cash stock compensation expense	312	649	72
Gain on repurchases of junior subordinated debentures	(4,421)	—	—
Changes in assets and liabilities:
Other accounts receivable	(16)	—	2
Due from subsidiaries	67,816	(46,636)	(20,741)
Other assets	(653)	506	(627)
Accounts payable and accrued expenses	(1,443)	(1,020)	4,999
Due to subsidiaries	(64,727)	53,266	40,326
Net cash (used in) provided by operating activities	(8,733)	(3,253)	1,669
Cash flows provided by (used in) investing activities
Return of capital from (investment in) subsidiaries	132,819	(2,500)	(136,658)
Purchases of fixed maturities and short-term investments	(85,202)	—	—
Proceeds from sale of fixed maturities and short-term investments	82,580	—	—
Net (purchases) proceeds from sale of property and equipment	(367)	193	(262)
Net cash provided by (used in) investing activities	129,830	(2,307)	(136,920)
Cash flows (used in) provided by financing activities
Proceeds from issuance of common shares, net of offering costs	—	—	58,217
Proceeds from issuance of preferred shares, net of offering costs	—	3,160	71,838
Dividend on preferred shares	—	(1,916)	—
Repurchase of preferred shares	(72,634)	—	—
Proceeds from junior subordinated debentures, net of issuance costs	—	—	19,591
Repurchase of junior subordinated debentures	(54,501)	—	—
Net cash (used in) provided by financing activities	(127,135)	1,244	149,646
(Decrease) Increase in cash and cash equivalents	(6,038)	(4,316)	14,395
Cash and cash equivalents at beginning of period	10,108	14,424	29
Cash and cash equivalents at end of period	$4,070	$10,108	$14,424

QUANTA CAPITAL HOLDINGS LTD.
Schedule III
Supplementary Insurance Information

(Expressed in thousands of U.S. dollars)

December 31, 2007

Reporting segment (2)	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (3)	Net Premiums Written
Specialty Insurance run-off	$4,087	$262,128	$37,067	$6,127	$—	$(16,621)	$441	$7,369	$(17,417)
Specialty Reinsurance run-off	(1)	102,658	(5)	336	—	(6,147)	(1,100)	1,357	(1,036)
Lloyds	902	160,302	58,524	80,784	—	53,845	27,387	13,784	96,395
Technical Services (4)	—	—	—	—	—	—	—	2,317	—
Not allocated to individual segments	—	—	—	—	41,900	—	—	35,039	—
Total	$4,988	$525,088	$95,586	$87,247	$41,900	$31,077	$26,728	$59,866	$77,942

December 31, 2006

Reporting segment (2)	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (3)	Net Premiums Written
Specialty Insurance run-off	$7,185	$319,355	$75,510	$113,289	$—	$65,706	$18,029	$18,440	$25,981
Specialty Reinsurance run-off	160	204,624	1,985	46,487	—	40,033	12,468	6,420	(7,171)
Lloyds	4,779	99,639	41,702	65,523	—	50,382	12,043	12,886	61,744
Technical Services (4)	—	—	—	—	—	—	—	4,283	—
Not allocated to individual segments	—	—	—	—	45,934	—	—	57,977	—
Total	$12,124	$623,618	$119,197	$225,299	$45,934	$156,121	$42,540	$100,006	$80,554

December 31, 2005

Reporting segment (2)	Net Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income (1)	Net Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (3)	Net Premiums Written
Specialty Insurance run-off	$13,658	$257,255	$209,324	$160,620	$—	$120,710	$21,836	$21,750	$194,917
Specialty Reinsurance run-off	15,572	244,404	90,615	166,944	—	178,887	42,714	9,847	133,478
Lloyds	3,887	32,324	36,611	36,511	—	24,652	5,074	8,716	61,646
Technical Services (4)	—	—	—	—	—	—	—	18,545	—
Not allocated to individual segments	—	—	—	—	27,181	—	—	50,749	—
Total	$33,117	$533,983	$336,550	$364,075	$27,181	$324,249	$69,624	$109,607	$390,041
(1)	Because the Company does not manage its assets by segment, net investment income is not allocated to the individual segments.
(2)	During the year ended December 31, 2006, following the decision of the Company’s Board of Directors in May 2006 to place most of its business in run-off, the Company changed the composition of its reportable segments such that the Lloyd’s operating segment, which was aggregated with the Company’s specialty insurance reportable segment for the year ended December 31, 2005 has now become a reportable segment and the Company renamed its specialty insurance segment and specialty reinsurance segment to specialty insurance run-off segment and specialty reinsurance run-off segment. The December 31, 2005 balances have been restated and renamed to conform with the presentation for the year ended December 31, 2006 and December 31, 2007.

(3)	During the year ended December 31, 2006, the Company revised its accounting methodology for the allocation of corporate general and administrative expenses. Following its decision to place most of its business into run-off, the Company no longer allocates capital to its reportable segments and, accordingly, corporate general and administrative expenses are no longer allocated to each segment in proportion to each segment’s amount of allocated capital. The December 31, 2005 balances have been restated to conform with the presentation for the year ended December 31, 2006 and December 31, 2007.
(4)	As a result of the disposal of ESC, the technical services segment now consists only of the two environmental liability assumption programs, but without the results of ESC. The results of the technical services segment for the year ended December 31, 2005 have been reclassified to conform with the presentation of ESC in discontinued operations for the year ended December 31, 2006 resulting in the results of ESC for the years ending December 31, 2006 and 2005 no longer forming part of the Technical Services reportable segments.

QUANTA CAPITAL HOLDINGS LTD.
Schedule IV
Reinsurance

(Expressed in thousands of U.S. dollars)

December 31, 2007

Premiums	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability insurance	$103,076	$28,645	$3,511	$77,942	5%

December 31, 2006

Premiums	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability insurance	$139,671	$78,175	$19,058	$80,554	24%

December 31, 2005

Premiums	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability insurance	$367,890	$218,894	$241,045	$390,041	62%

QUANTA CAPITAL HOLDINGS LTD.
Schedule V
Valuation and Qualifying Accounts
(Expressed in thousands of U.S. dollars)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Deferred tax valuation allowance:
December 31, 2007	$49,141	$7,078	$(5,277)	$50,942
December 31, 2006	$24,795	$24,346	$—	$49,141
December 31, 2005	$13,348	$11,447	$—	$24,795
Allowance for doubtful accounts:
Year Ended December 31, 2007	$870	$—	$(476)	$394
Year Ended December 31, 2006	$—	$870	$—	$870
Year Ended December 31, 2005	$—	$—	$—	$—
Allowance for losses and loss adjustment expenses recoverable:
Year Ended December 31, 2007	$2,000	$—	$(747)	$1,253
Year Ended December 31, 2006	$639	$1,361	$—	$2,000
Year Ended December 31, 2005	$—	$639	$—	$639

QUANTA CAPITAL HOLDINGS LTD.
Schedule VI
Supplementary Information Concerning Property/Casualty Insurance Operations
(Expressed in thousands of U.S. dollars)

	Deferred Policy Acquisition Expenses (net)	Reserves for Unpaid Loss and Loss Adjustment Expenses (gross)	Discount deducted from Reserves for Unpaid Loss and Loss Adjustment Expenses	Unearned Premiums (gross)	Earned Premiums (net)	Net Investment Income	Net Loss and Loss Adjustment Expenses Incurred related to:		Amortization of Deferred Policy Acquisition Costs (net)	Paid Losses and Loss Adjustment Expenses (net)
(U.S. dollars in thousands)							Current Year	Prior Years
Consolidated entities	$4,988	$525,088	—	$95,586	$87,247	$41,900	$75,317	$(44,240)	$26,728	$89,343
Unconsolidated subsidiaries	—	—	—	—	—	—	—	—	—	—
Proportionate share of equity investees	—	—	—	—	—	—	—	—	—	—

Exhibit Index

Exhibit Number		Description
3.1		Memorandum of Association of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.2		Amended and Restated Bye-Laws of the Company (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
4.1		Memorandum of Association of the Company (included as Exhibit 3.1)
4.2		Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)
4.3		Form of Common Share Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)
10.1	†	Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2005)
10.2	†	Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.3	†	Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.4	†	Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005)
10.5		Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.6		Treaty Property Reinsurance Binder dated November 18, 2005, between Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance US Ltd., and Quanta Specialty Lines Insurance Company and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.7		Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and certain of its subsidiaries (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.8	†	Separation Agreement and General Release, effective January 3, 2006, between Quanta Capital Holdings Ltd. and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 9, 2006)

Exhibit Number		Description
10.9	†	Retention Agreement between Quanta Capital Holdings Ltd. and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.10	†	Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 31, 2006)
10.11	†	Separation Agreement and General Release dated July 25, 2006 between the Company and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.12	†	Separation Agreement and General Release dated August 7, 2006 between the Company and Gary G. Wang (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.13	†	Letter Agreement dated September 14, 2006 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.14	†	Employment Agreement dated September 14, 2006 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.15	†	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007)
10.16		Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005)
10.17		Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between Quanta Capital Holdings Ltd., various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2006)
10.18		Credit Agreement dated October 27, 2006 among the Company, ING Bank N.V., London Branch, Barclays Private Clients International Limited, Comerica Bank, HSH Nordbank AG, London Branch, designated subsidiary borrowers, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2006)
10.19		Amended and Restated Retention Agreement dated December 13, 2007 between the Company and Jonathan J.R. Dodd (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2007)

Exhibit Number		Description
10.20		Stock Purchase Agreement, dated as of February 7, 2008, among Quanta Capital Holdings Ltd., Chaucer Holdings Plc and Quanta 4000 Holding Company Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2008)
10.21		Letter Agreement dated March 11, 2008 between the Company and Peter Johnson.
12	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
16		Letter from PricewaterhouseCoopers LLP dated August 15, 2006 (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K dated August 17, 2006)
21	*	List of subsidiaries of the Company
23	*	Consent of Johnson Lambert & Co. LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer of Quanta Capital Holdings Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith
†	Represents a management contract or compensatory plan arrangement