Form 10-K/A
period 2007-12-31
QUANTA CAPITAL HOLDINGS LTD
filed 2008-04-29
CIK 1264242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File number: 000-50885

QUANTA CAPITAL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	n/a
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
22 Church Street, Penthouse Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, Par Value $0.01	The NASDAQ Stock Market LLC

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

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer (do not check if a smaller reporting company)	Smaller reporting company

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUANTA CAPITAL HOLDINGS LTD.
FORM 10-K/A
Amendment No. 1

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 (‘‘Form 10-K’’) of Quanta Capital Holdings Ltd. (‘‘Quanta,’’ ‘‘the ‘‘Company,’’ ‘‘we’’ or ‘‘our’’). This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission (the ‘‘SEC’’) solely for the purpose of including information that was to be incorporated by reference into Form 10-K from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’). Quanta will not file its definitive proxy statement within 120 days of the year ended December 31, 2007 and, therefore, is amending and restating the Items 10 through 14 contained in Part III and Item 15 in Part IV of the Form 10-K in their entirety.

PART III

Item 10.    Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

Our Board of Directors presently has seven members. The following are our directors’ and officers’ names, ages as of April 25, 2008 and, for the directors, the year first elected or appointed as a director:

Name	Age	Position	Year First Appointed as Director
James J. Ritchie (3)	53	Chairman	2003
Robert Lippincott III (3)	61	Deputy Chairman	2005
Roland C. Baker (1)(2)	69	Director	2006
William H. Bolinder (1)(4)	64	Director	2007
Susan F. Cabrera (1)(2)(4)	38	Director	2006
John C. McKenna (1)(4)	52	Director	2007
Robert B. Shapiro (1)(2)(3)	58	Director	2006
Peter D. Johnson	60	President and Chief Executive Officer	N/A
Jonathan J.R. Dodd	38	Chief Financial Officer	N/A

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee
(4)	Member of the Finance Committee

James J. Ritchie — Chairman of the Board.    Mr. Ritchie has served as a director since September 2003. He served as non-executive Chairman of the Board from October 2005 to September 2006 and as executive Chairman of the Board from September 14, 2006 to September 19, 2007. He is currently serving as non-executive Chairman of the Board. Until the sale of our minority interest in Pembroke Joint Venture Co. in February 2008, Mr. Ritchie also served as its Chairman. Mr. Ritchie has over 28 years of experience in the insurance and financial services industries, particularly in the U.S. and international insurance and reinsurance industries. Mr. Ritchie is also a member of the Board of Directors and chairman of the audit committee of Old Mutual U.S. Holdings Inc., an affiliate of Old Mutual plc, a company listed on the London and South Africa stock exchanges. From September 2003 to August 2006 he served as a member of the Board of Directors and chairman of the audit committee of Ceres Group, Inc., which provides an array of health and life insurance products. Ceres Group, Inc. was a public company until its acquisition in August 2006. From 2004 to December 2007 he served as a member of the Board of Directors and chairman of the special committee of KMG America Corporation. KMG America Corporation was a public company until its acquisition in December 2007. From February 2001 until May 2003, he served as managing director and Chief Financial Officer of White Mountains Insurance Group, Ltd.’s OneBeacon Insurance Company and served as the group Chief Financial Officer for White Mountains Insurance Group, Ltd. From December 2000 until February 2001, Mr. Ritchie was a consultant for White Mountains Insurance Group, Ltd. From 1986 until 2000, Mr. Ritchie held various positions with CIGNA Corporation including Chief Financial Officer of the company’s international division and head of its internal audit division. Prior to Mr. Ritchie’s insurance career, from 1977 until 1986, he served in the audit group at Price Waterhouse, including as a senior audit manager. He is a Certified Public Accountant and participates in various industry groups, including Financial Executives International, the National Association of Corporate Directors and the American Institute of Certified Public Accountants.

Robert Lippincott III — Deputy Chairman.    Mr. Lippincott is currently the Principal Executive of C&L Advisors, LLC, which provides consulting services to the insurance and reinsurance industries. Mr. Lippincott served as our Interim Chief Executive Officer and President from November 21, 2005 until September 14, 2006 when he resigned from that position and was appointed Deputy Chairman. He has served as a director since March 2005. Mr. Lippincott currently serves as a director of privately held AXA Art Insurance Company where he is a member of the compensation committee. Mr. Lippincott was the President of Lippincott Consulting Holding LLC, which provided consulting services to the insurance and reinsurance industries from January 2005 to November 2005. From April 2003 until December 2004, Mr. Lippincott served as Executive Vice President of Towers Perrin Reinsurance, a reinsurance intermediary. From October 1983 to March 2003, Mr. Lippincott served in a number of positions at the AXA group of insurance companies, most recently, from January 2001 to February 2003, as the Chairman, President and Chief Executive Officer of AXA Re Property and Casualty Insurance Company. He was also the founder of the U.S. reinsurance operations of AXA Reinsurance Company. Prior to his employment with AXA, Mr. Lippincott served in various positions at Tokyo Reinsurance Company, MONY Reinsurance Company, INA Reinsurance Company and Aetna Casualty and Surety Company. He was also the former president and director of the Independent Reinsurance Underwriters Association of America.

Roland C. Baker — Director.    Mr. Baker has served as a director since February 2006. He has more than 35 years experience in the insurance industry. Mr. Baker currently also serves as an independent trustee for the Henderson Global Investors, Scottish Widows Investment Trust and Allstate Financial Investment trust family of mutual funds. He currently also serves on the Board of Directors of North American Company for Life and Health Insurance and its affiliate, Midland National Life Insurance Company. He served as President of First Penn-Pacific Life Insurance Company, a member of the Lincoln Financial Group, from 1995 until his retirement in 2001. Since his retirement in 2001, Mr. Baker has served as a consultant to the insurance industry and as adjunct professor of finance at Northeastern Illinois University. From October 2003 to August 2006 Mr. Baker also served as a director and, from May 2004 to August 2006, a member of the audit committee of Ceres Group, Inc. Additionally, he has served on the Board of Directors of American College, American Council of Life Insurers and the American Insurance Association. He is a Certified Public Accountant, a Chartered Life Underwriter, and a Fellow of the Life Insurance Management Institute.

William H. Bolinder — Director.    Mr. Bolinder has served as a director since January 2007. He currently also serves as a board member and lead director of Endurance Specialty Holdings Ltd. Mr. Bolinder also serves on the Board of Directors of Endurance Specialty Holdings Ltd., Endurance Worldwide Holdings Ltd. and of Coral Enterprises LLC. From August 2003 until his retirement in July 2006, Mr. Bolinder served as President, Chief Executive Officer and director of Acadia Trust N.A. Prior to that, Mr. Bolinder was a member of the Group Management Board at Zurich Financial Services in Zurich, Switzerland from October 1986 to June 2002 and had profit center responsibility for North and Latin America and global functional responsibilities for property casualty underwriting, claims and risk engineering.

Susan F. Cabrera — Director.    Ms. Cabrera has served as a director since July 2006. She has been an executive consultant and educator in the fields of insurance and corporate finance since January 2004. Ms. Cabrera is an experienced private equity investor in the insurance industry and served as a Partner and Principal of Capital Z Financial Services Partners from January 2002 to December 2003 and from August 1998 to December 2001. Prior to joining Capital Z, Ms. Cabrera served as Vice President of Insurance Partners, L.P. and was an investment banker in the Mergers and Acquisitions Financial Institutions Group at Morgan Stanley & Co. Ms. Cabrera is currently a member of the Board of Directors of Hanover Investors and its investment funds, a privately held company. From June 2000 to August 2006 she served as a director and from June 2001 to August 2006 she served as a member of the audit committee of the Board of Directors of Ceres Group Inc. From April 2002 to April 2005, she also served as a member of the Board of Directors of PXRE Group, Ltd. From June 2000 to June 2003 she also served as a director of Universal American Financial Group. Ms. Cabrera is currently pursuing a PhD in management and organizations at Cornell

University’s Johnson Graduate School of Management and received a bachelor’s degree with highest distinction from the University of Virginia.

John C. McKenna — Director.    Mr. McKenna has served as a director since April 2007. He currently serves as a director of Finance & Risk Services Limited, a Bermuda based reinsurance and restructuring consulting firm. Prior to that, Mr. McKenna was a Partner and leader of the Insolvency and Restructuring practice at Ernst & Young in Bermuda from November 1993 to June 2006. Mr. McKenna was also a General Manager at Mentor Insurance Limited from August 1989 to October 1993. Mr. McKenna is also a Chartered Accountant and a Certified Arbitrator. He participates in various groups such as The Chartered Institute of Arbitrators and is a frequent speaker on international reinsurance and restructuring matters.

Robert B. Shapiro — Director.    Mr. Shapiro has served as a director since February 2006. He currently is also Of Counsel with Jorden Burt LLP specializing in insurance operations, mergers and acquisitions, financial transactions and compliance. Before joining Jorden Burt LLP in May 2005, he practiced with The Bernstein Law Firm from 1983 to 2004 and with the U.S. Securities and Exchange Commission prior to that time.

Peter D. Johnson — President and Chief Executive Officer.    Mr. Johnson joined the Company as our President and Chief Executive Officer on September 14, 2006. Prior to joining Quanta, Mr. Johnson was the Founder, Chairman and Chief Executive Officer of Risk Enterprise Management Limited from June 1995 to January 2004. Mr. Johnson was also Chairman and Chief Executive Officer of Home Insurance Company and US International Reinsurance Company from June 1995 to March 2003, during its run-off. Additionally, he was the founder and Chairman of Claims Management Group, Ltd. (formally IRISC, Ltd. London), a part of Zurich Insurance Group, from August 1993 to July 2003.

Jonathan J.R. Dodd — Chief Financial Officer.    Mr. Dodd joined the Company in September 2003 and has 16 years of finance and insurance industry experience. Mr. Dodd was appointed as Chief Financial Officer in November 2005. Prior to serving as Chief Financial Officer, Mr. Dodd served as Interim Chief Financial Officer from July 2005 to November 2005 and as Group Controller from September 2003 to July 2005. Before joining the Company, he served for approximately three years as director and the head of finance and operations for Allianz Risk Transfer—North America. His prior experience also includes a management position at Centre Solutions Ltd. and serving as a senior audit manager at KPMG LLP.

Corporate Governance

Audit Committee

We maintain an audit committee which assists our Board of Directors and our management in our efforts to consistently act with integrity and accuracy in financial reporting. The audit committee’s responsibilities include:

•	selecting and reviewing our independent registered public accounting firm and their services;

•	reviewing and discussing with appropriate members of our management our audited financial statements, related accounting and auditing principles, practices and disclosures;

•	reviewing and discussing our quarterly financial statements prior to the filing of those quarterly financial statements;

•	establishing procedures for the receipt of, and response to, any complaints received by us regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

•	reviewing the accounting principles and auditing practices and procedures to be used for our financial statements and reviewing the results of those audits;

•	monitoring the adequacy of our operating and internal controls as reported by management and the independent registered public accounting firm or internal auditors; and

•	reviewing any transactions in which the Company or any of our subsidiaries is a participant and in which the amount involved exceeds $120,000 and in which any of the Company’s directors, executive officers, director nominees, holders of more than five percent of our common shares, or any immediate family member of any of the foregoing, has a direct or indirect material interest.

Roland C. Baker is the chair of our audit committee, and the other members of our audit committee are William H. Bolinder, Susan F. Cabrera, John C. McKenna and Robert B. Shapiro. All of the members of the audit committee are ‘‘independent directors’’ within the meaning of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act. The Board has determined that each member of the audit committee satisfies the financial literacy requirements of Nasdaq and that Roland C. Baker is an audit committee financial expert as that term is defined under Item 407(d) of Regulation S-K.

Nomination of Directors

No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Business Conduct

We have adopted a Code of Business Conduct, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and principal accounting officer. The full text of our Code of Business Conduct is published on our website, at www.quantaholdings.com, under the ‘‘Investor Information’’ caption. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business conduct by filing a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The Company will promptly deliver a separate copy of the Code of Business Conduct to any shareholder upon request by writing or calling the Company at the following address or phone number: 22 Church Street, Hamilton HM11, Bermuda, 441-294-6650.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executives, officers and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended December 31, 2007, all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.    Executive Compensation

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2007 included herein. Based on its review and discussion referred to below, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this section of Amendment No. 1 to the Company’s annual report.

Members of the compensation committee:

Robert B. Shapiro — Chairman Roland C. Baker Susan F. Cabrera

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

Compensation Committee Interlocks and Insider Participation

None.

Compensation Discussion and Analysis

Compensation Committee

The compensation committee, composed entirely of independent directors, evaluates the performance of the Executive Chairman, Chief Executive Officer and other executive officers (meaning the seven most highly compensated officers other than the Chief Executive Officer). Our named executive officers include Peter D. Johnson, Jonathan J.R. Dodd and James J. Ritchie. James J. Ritchie was our Executive Chairman from September 14, 2006 until September 19, 2007, when he returned to the position of the non-executive Chairman, a role in which he had served since October of 2005. Throughout 2007, Peter D. Johnson was the Chief Executive Officer and Jonathan J.R. Dodd was the Chief Financial Officer. The compensation committee’s goals with respect to executive compensation are to establish and review at least annually the overall corporate policies, goals and objectives for the compensation of the named executive officers. This includes a review of the relationship of executive compensation to corporate performance, past years’ compensation and other relevant factors. The compensation committee is also responsible for the administration of the equity-based 2003 Long Term Incentive Plan (the ‘‘2003 Plan’’) and of the 2007 Long Term Incentive Plan (the ‘‘2007 LTIP’’), both of which are more fully described below.

The compensation committee’s executive compensation philosophy is a commitment to a strong link between the compensation for its executives and the preservation and return of capital to the Company’s shareholders. This philosophy mirrors the Company’s compensation philosophy for its other employees.

Objectives of the Executive Compensation Program

Since A.M. Best downgraded our financial strength rating in the first half of 2006, the compensation committee focused its efforts on attracting and retaining members of our senior management to maintain stability and continuity within the Company’s management. In light of the challenges that we expect to face as we continue to run-off our business, the compensation committee believes that stability in our senior management remains a necessary and important objective in the future in order to achieve our corporate goals. To this end, our compensation program is designed to:

•	Reward effectiveness, efficiency, flexibility and commitment during the run-off of our remaining business lines and reward effective management of our Lloyd’s business (which we owned until February 2008), in each case with the goal of retaining and motivating our named executive officers to achieve our corporate objectives; and

•	Align the interests of our executives with those of our stakeholders.

We believe that these objectives are accomplished through compensation arrangements with our named executive officers, including employment agreements with each of those officers and, in the case of Mr. Dodd, a retention agreement. These arrangements were individually negotiated with the officers and largely governed their compensation during 2007. We also have adopted a 2007 LTIP, which provides a long-term bonus opportunity to our named executive officers that aligns our executives’ interests with the interests of our shareholders. We believe these agreements also helps us retain executive officers with backgrounds and skills to help us achieve our objectives. Furthermore, we believe these arrangements also foster an environment of relative security within which we believe our executives will be able to focus on achieving Company goals.

Compensation Consultant

The compensation committee has retained Towers Perrin (referred to in this annual report as the consultant) as its compensation consultant, and directed the consultant to provide advice to the committee on compensation decisions regarding our named executive officers and with respect to the development of the 2007 LTIP. The consultant provides the committee with relevant data regarding market trends and alternatives to consider in its decision-making process. The compensation committee approves the scope of work of the consultant. The Company has also engaged Tillinghast Towers Perrin LLP, an affiliate of the consultant, as the Company’s appointed actuary and compensates the actuary for its services.

Elements of Our Executive Compensation

The principal components of compensation for the named executive officers are:

•	Base salary;

•	Bonuses;

•	Long-term equity compensation;

•	Post-termination benefits, including change of control triggers and benefits; and

•	Perquisites and other personal benefits.

We have no policy or pre-established targets for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the compensation committee reviews the performance of the Company and the named executive officers and the achievement of established goals to determine the appropriate level and mix of compensation elements.

Base Salary.    We pay our named executive officers and other employees a base salary to provide a fixed amount of compensation for regular services rendered during the fiscal year. During 2007, the compensation committee did not adjust the base salaries of the named executive officers that were set in 2006. Increases in salaries are reviewed on an annual basis, as well as at the time of promotions or other change in responsibilities.

Bonuses.    Performance-based awards are intended to align executives’ interests with our goal of increasing the value of the Company for its shareholders. They are determined based on the executives’ job responsibilities and the achievement of goals set by the compensation committee during the first quarter of each fiscal year. In addition, bonuses may also be discretionary in recognition of changed circumstances and/or in recognition of high levels of performance.

In addition to the performance-based awards, the compensation committee, in consultation with its consultant, adopted our 2007 LTIP to provide a long-term bonus opportunity to our named executive officers and certain other key employees. The 2007 LTIP is intended to motivate and reward certain key employees of the Company and its subsidiaries for the successful management of the run-off of our business and insurance operations other than our Lloyd’s business. The 2007 LTIP is also intended to help us retain certain key employees by providing only benefits that do not vest for up to three years except in the event of a change of control, termination by the Company without cause, or due to death, permanent disability or normal retirement. Under the 2007 LTIP, if any participant voluntarily terminates his or her employment (other than by retirement) or that person is terminated for cause prior to December 31, 2009 the entire award will be forfeited by that participant. If any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based on the share price received by the shareholders of the Company in the change of control transaction plus dividends previously paid to the shareholders.

While the compensation committee administers the 2007 LTIP, the committee has delegated to the Chief Executive Officer the right to designate any employees who are not named executive officers of the Company as participants in the plan. The 2007 LTIP provides for cash payments to our officers and other specified employees, including Messrs. Johnson and Dodd, as more fully described above based on our achievement of preset financial targets. Mr. Ritchie does not participate in the 2007 LTIP.

Long-Term Equity Compensation.    We grant equity awards to our named executive officers and key employees under our 2003 Plan, which was approved by our Board and our shareholders in July 2003. Awards are based upon prior performance, the importance of attracting or retaining the executives’ services and the potential for their performance to help us attain our long-term goals. Long-term equity awards are also intended to reward performance and to give the executives an additional long-term interest in the Company. All equity awards are approved by the compensation committee before or on the date of grant except for awards of not more than an aggregate of 100,000 securities for which the Chief Executive Officer has received granting authority provided that he report those grants and their terms to the compensation committee. The exercise price of stock options is the closing sales price of our common shares on Nasdaq on the date of the grant. Equity awards granted as part of annual total compensation for senior management and other employees are made by the compensation committee at its scheduled meetings. Our policy for new hires and promotions is that any grants require compensation committee approval at the next scheduled meeting unless the Chief Executive Officer utilizes the granting authority referred to above.

Historically, under the 2003 Plan, we have granted to our executive officers stock options, restricted shares, performance-based shares or a combination of these awards. According to the terms of the 2003 Plan, we may also grant stock appreciation rights, restricted share units, dividend equivalent rights and other share-based awards. The grants vest (become available for sale or exercise) over time, typically between two and four years, as set by the compensation committee at the time of grant. The number of equity awards granted to each named executive officer under the 2003 Plan is determined on a discretionary rather than formula basis by the compensation committee. The 2003 Plan also provides our directors with the opportunity to receive their annual retainer fee for Board of Directors service in common shares.

The maximum number of shares reserved for issuance under the 2003 Plan is 9,350,000. As of March 31, 2008, the number of shares that remain available under the plan is 8,522,714. The maximum number of shares with respect to which options and stock appreciation rights may be granted during a calendar year to any eligible employee is 700,000 shares. The maximum number of shares that may be granted with respect to performance awards, restricted shares and restricted share units intended to qualify as performance-based compensation within the meaning of Section 162(m)(4)(C) of the Internal Revenue Code is the equivalent of 250,000 shares during a calendar year to any eligible employee. Recipients of awards may exercise awards at any time after they vest and before they expire, except that no awards may be exercised after ten years from the date of grant. Awards are generally not transferable by the recipient during the recipient’s life. Awards granted under the plan are evidenced by either an agreement that is signed by us and the recipient or a confirming memorandum issued by us to the recipient setting forth the terms and conditions of the awards. Award recipients and beneficiaries of award recipients have no right, title or interest in or to any shares subject to any award or to any rights as a shareholder, unless and until shares are actually issued to the recipient.

We did not make any grants under the 2003 Plan to the named executive officers during 2007.

Post-Termination Benefits — Change of Control Triggers and Benefits.    Our named executive officers may receive certain benefits following a change of control or following termination without cause. These benefits are more fully described under ‘‘—Employment and Retention Agreements’’ and ‘‘—2007 Termination Benefits.’’

Perquisites and Other Personal Benefits.    We generally do not provide for perquisites and other personal benefits for our named executive officers other than the housing allowance that we provide to our Chief Financial Officer. This benefit is one that the compensation committee believes is reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to our named executive officers.

We provide certain basic benefits, such as medical and dental insurance, as well as vacation and other paid holidays. These benefits are available to all our employees, including each named executive officer, and the compensation committee believes these are comparable to those provided at other companies. These programs are designed to provide certain basic quality of life benefits and protections to our employees. All of our employees in the United States, including Mr. Johnson, are eligible to participate in our 401(k) savings plan. Mr. Ritchie did not participate in our 401(k) savings plan. In addition, we maintain two pension benefit plans, which are non-qualified defined contribution plans, for our Bermuda-based employees, including Mr. Dodd. Bermuda law requires that every Bermudian or spouse of a Bermudian be enrolled in a retirement plan and that a minimum of 10% of salary, limited to $200,000, be contributed to this plan. Mr. Dodd contributes 10% of his salary and we contribute 10% of his salary into our QCH Non-Secured Plan (‘‘NPS Plan’’). Because Mr. Dodd’s salary is more than $200,000, however, and the NPS Plan only allows for contributions of $20,000, we also maintain our QCH International Plan, into which contributions over $20,000 are made. We believe that these plans are comparable to pension benefits generally available to similarly situated employees in the insurance and reinsurance industry in Bermuda. Pursuant to Mr. Dodd’s employment agreement, we also pay him a housing allowance of $11,000 per month for his residence in Bermuda.

Determination of Compensation of Named Executive Officers

During the fourth quarter of 2006, the compensation committee developed, considered and approved a list of goals and objectives for Mr. Ritchie for 2007, divided into three components: (1) corporate governance; (2) corporate strategies and (3) growth of intrinsic business value, each weighted at one third.

During the second quarter of 2007, the compensation committee also considered and approved a list of goals and objectives for the Company for 2007, divided into six components: (1) governance; (2) liquidity and asset management; (3) risk management; (4) capital and dividend plan; (5) operations and expense management; and (6) Syndicate 4000 and Pembroke Managing Agency. These goals and objectives were used to measure the performance of the named executive officers during 2007, as more fully described below, and adjusted for their relative responsibilities in each of the categories. The committee did not assign any relative or specific weights to the foregoing goals and objectives, and may have given differing weights to different components.

The compensation committee has considered and approved a list of goals and objectives of the Company for 2008, divided into fix components: (1) corporate governance, (2) liquidity and asset management, (3) risk management, (4) capital and dividend plan and (5) operations and expense management. The compensation committee expects that it will use these goals and objectives to measure the performance of each of the named executive officers. All of these goals and objectives are only to be used for evaluating and determining executive compensation, and they should neither be considered predictions of corporate performance nor relied upon for any purpose outside the context of this compensation discussion. Some of the goals for each of the named executive officers, such as those relating to effective leadership and corporate planning are not quantifiable, so achievement of overall target levels is determined upon an assessment by the compensation committee after the end of the fiscal year.

To provide security and retention, we entered into employment and retention agreements with each of our executives. The employment terms of each of the named executive officers were individually and independently negotiated and, as a result, the named executive officers do not receive every form of compensation that we provide. Each of our named executive officers has entered into an employment and/or a retention agreement with the Company tailored to the specific duties of each such individual executive officer. Therefore, these agreements vary significantly, as they are based largely upon the requirements of the Company and the particular executive officer at the time in which the parties entered into the agreement. The employment and/or retention agreements are described below under ‘‘—Employment and Retention Agreements.’’

Peter D. Johnson.    In its decision-making process with respect to Peter D. Johnson, the compensation committee focused on attracting and retaining this executive to lead the Company’s self-managed run-off. The compensation committee reviewed Mr. Johnson’s employment history and qualifications and the consultant provided the compensation committee with market data about compensation and alternatives to consider. On September 14, 2006, we entered into an agreement with Mr. Johnson providing for a base salary in the gross amount of $500,000 per year with an annual target cash bonus of 100% of the base salary within a range of zero to 200%. The guaranteed minimum bonus in the first year of employment was $500,000, payable in September 2007. The compensation committee also agreed to work with Mr. Johnson to develop the 2007 LTIP, which addresses the future performance of Mr. Johnson and certain other members of the management team (including our Chief Financial Officer). The compensation committee determined that Mr. Johnson and other participants in the 2007 LTIP will be entitled to receive payouts in 2010, or earlier in the event of a change of control, if certain targets (based on the sum of dividends paid on the Company’s common shares prior to December 31, 2009 and the total market value of the Company) are met during the three year period ending on December 31, 2009. The target payout for Mr. Johnson under the 2007 LTIP is 100% of his aggregate salary for each of 2007, 2008 and 2009. If the target is not met or is exceeded, Mr. Johnson’s payout under the 2007 LTIP decreases or increases accordingly. In addition, if the payout is made before 2010, it will be adjusted to reflect the time value of money at the rate of 10% per year. Payments are capped at 250% of target.

In September 2007, upon completion of his first year of employment, Mr. Johnson received his guaranteed minimum bonus of $500,000 as required by this agreement with the Company. The compensation committee postponed its consideration of whether an additional performance bonus should be paid to Mr. Johnson until after the Company’s results for the year ended December 31, 2007 could be reviewed. In March 2008, the compensation committee considered the performance of the Company under Mr. Johnson’s leadership against a number of objectives which had been previously established and which fell into the categories of governance, liquidity and asset management, risk management, capital and dividend plan, operations and expense management, and, Syndicate 4000 and Pembroke Managing Agency. The compensation committee considered each of the items in these categories and Mr. Johnson’s performance. Following careful consideration, with advice of its consultant, the compensation committee approved a performance bonus of $175,000 for Mr. Johnson (in addition to the guaranteed minimum bonus which had previously been paid). The compensation committee has finalized performance objectives for 2008 with Mr. Johnson.

James J. Ritchie.    With respect to James J. Ritchie, the compensation committee reviewed Mr. Ritchie’s role as Executive Chairman following September 14, 2006 and his role as Chairman prior to September 14, 2006. On September 14, 2006, the Company and Mr. Ritchie entered into an employment agreement, which was amended on March 1, 2007 and terminated effective September 19, 2007. The employment agreement provided that Mr. Ritchie serve as Executive Chairman of the Company. Pursuant to the employment agreement, Mr. Ritchie’s base salary was $400,000, and he was eligible for an annual target cash bonus of 100% of his base salary, within a range of zero to 200%. Mr. Ritchie does not participate in the 2007 LTIP.

In June 2007, the compensation committee considered Mr. Ritchie’s performance as Executive Chairman from September 2006 until that date against the list of goals and objectives that it had developed, considered and approved in the fourth quarter of 2006. These goals and objectives were divided into three components: (1) corporate governance; (2) corporate strategies; and (3) growth of intrinsic business value, each weighted at one third. Some of the objectives for Mr. Ritchie such as those relating to effective leadership and corporate planning were not quantifiable, so achievement of overall target levels were determined upon an assessment by the compensation committee. The compensation committee further considered Mr. Ritchie’s work in organizing Board meetings and providing Board leadership, his work with respect to strategic objectives, release of funds from regulated entities within the Quanta group, increase in intrinsic business value and his work relating to the Company’s business at Lloyd’s. Following careful consideration, with advice of its consultant relating to the compensation committee’s process, the compensation committee approved a bonus of $425,000 for Mr. Ritchie.

Jonathan J.R. Dodd.    Mr. Dodd has been our Chief Financial Officer since November 2005. On March 30, 2006, in an effort to provide Mr. Dodd with a long term incentive to stay with the Company, the compensation committee, with advice from its consultant, entered into a retention agreement with Mr. Dodd. This agreement set his base salary at $325,000 per year and provided that he will be eligible for annual bonus awards. On December 11, 2006, the compensation committee increased Mr. Dodd’s base salary to $400,000 and authorized a target bonus for 2007 of 100% of his salary. The compensation committee also determined that Mr. Dodd, as a participant in the 2007 LTIP, will be entitled to receive payouts in 2010, or earlier in the event of a change of control, if certain targets are met during the three year period ending on December 31, 2009. The target payout for Mr. Dodd under the 2007 LTIP is 90% of his aggregate salary for each of 2007, 2008 and 2009. If the target is not met or is exceeded, Mr. Dodd’s payout under the 2007 LTIP decreases or increases commensurately. In addition, if the payout is made before 2010, it will be adjusted to reflect the time value of money at the rate of 10% per year. Payments are capped at 250% of target.

In June 2007, the compensation committee considered Mr. Dodd’s performance as Chief Financial Officer for the year ended December 31, 2006. The compensation committee considered Mr. Dodd’s management of capital and liquidity, his leadership during the actions taken by A.M. Best in the first half of 2006, his efforts in securing a replacement letter of credit facility, the development of the run-off business plan, strategy relating to dividends and the Company’s Series A preferred shares and pooled trust securities and financial statement preparation and filing. Achievement of overall target levels was determined based upon an assessment by the compensation committee. Following careful consideration, with advice of its consultant, the compensation committee approved a bonus of $400,000 for Mr. Dodd relating to his performance in 2006.

In March 2008, the compensation committee considered Mr. Dodd’s performance as Chief Financial Officer for the year ended December 31, 2007. The compensation committee considered Mr. Dodd’s performance against the objectives approved by the compensation committee in June 2007. These objectives were categorized within corporate governance, business and financial strategy and execution, risk management, capital and dividend plan, operations and expense management and the Company’s interests in Lloyd’s. Achievement of overall target levels was determined based upon an assessment by the compensation committee and included an evaluation of his work with regulators in obtaining approval for the release of capital from regulated entities and his overall strategy for the Company. After consideration, the compensation committee approved a bonus of $480,000 for Mr. Dodd relating to his performance in 2007 and an increase in his annual salary of $16,000.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for the years ended December 31, 2007 and December 31, 2006. The Company has entered into employment agreements with Messrs. Johnson and Dodd. Additionally, the Company had an employment agreement with Mr. Ritchie, which was terminated in connection with his resignation as the Chief Executive Officer on September 14, 2007. Each of those agreements are more fully described below.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Peter D. Johnson	2007	500,000		675,000	(2)	—	—	5,500	(3)	1,180,500
Chief Executive Officer (1)	2006	144,230		—		—	7,505	3,606		155,341
Jonathan J.R. Dodd	2007	404,414		480,000	(4)	—	—	175,155	(5)	1,059,569
Chief Financial Officer	2006	329,464		650,000	(6)	—	—	164,946		952,000
James J. Ritchie	2007	286,667	(8)	425,000		—	—	84,886	(9)	779,303
Executive Chairman (7)	2006	322,627		—		31,101	—	—		353,728

(1)	Mr. Johnson was appointed as Chief Executive Officer on September 14, 2006.
(2)	Represents a $500,000 guaranteed minimum bonus that was contractually due to Mr. Johnson and which was paid on September 15, 2007 and a $175,000 bonus for 2007 performance awarded by the compensation committee on March 11, 2008 as more fully described above.
(3)	Represents the matching contributions made by the Company to Mr. Johnson’s 401(k) savings plan.
(4)	Represents $480,000 awarded by the compensation committee on March 11, 2008 related to 2007 performance.
(5)	Includes $43,155 in matching contributions by the Company to Mr. Dodd’s pension benefit plan and $132,000 of housing allowance.
(6)	Includes $400,000 awarded by the Compensation Committee on June 6, 2007 related to 2006 performance.
(7)	Mr. Ritchie served as Executive Chairman from September 14, 2006 until September 14, 2007.
(8)	Includes $286,667 paid in salary for service as Executive Chairman for the period from January 1, 2007 to September 14, 2007.
(9)	Includes $34,998 in director fees for the period from September 15, 2007 to December 31, 2007 when Mr. Ritchie served as a director. Of the director fees, $8,998 represents the value of 4,017 shares of common stock Mr. Ritchie received on June 7, 2007 in lieu of director fees for the period from June 2006 to September 2006. Also represents value of health insurance coverage paid to Mr. Ritchie who did not participate in the Company’s health insurance plan made available to employees during his service as Executive Chairman.

2007 Grants of Plan-Based Award Table

None of Messrs. Johnson, Dodd and Ritchie received individual grants of restricted shares and options during the year ended December 31, 2007. Mr. Ritchie, who was Executive Chairman from September 2006 to September 2007 and served and continues to serve as non-executive Chairman before and after that period, did receive shares in lieu of cash for director service as more fully disclosed under ‘‘Stock Awards’’ in the Summary Compensation Table above.

Outstanding Equity Awards at 2007 Fiscal Year-End

The table below sets forth the outstanding equity awards to each of the named executive officers at December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Peter D. Johnson	25,000	75,000	(2)		1.88	9/14/13
Chief Executive Officer
Jonathan J.R. Dodd	5,000				10.00	10/21/13
Chief Financial Officer	4,084	4,084	(3)		8.92	03/08/15
	8,333	8,333	(3)		4.59	12/08/12
James J. Ritchie	25,000				10.00	09/03/13	3,968(4)	10,118
Executive Chairman

(1)	The exercise price of the stock option awards is equal to the closing price of the common shares as reported by Nasdaq on the date of the grant.
(2)	The shares underlying these options vest in three equal installments on September 14, 2008, 2009 and 2010.
(3)	Mr. Dodd’s options vest as follows:
•	4,084—vest in two equal installments on March 8, 2008 and 2009.
•	8,333—vest in two equal installments on December 8, 2008 and 2009.
(4)	Mr. Ritchie’s restricted shares vest on June 7, 2008.

2007 Option Exercises and Stock Vested

The table below provides information relating to the vesting of certain restricted shares held by Mr. Ritchie during 2007. None of the other named executive officers exercised stock options during 2007 and none held restricted shares.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James J. Ritchie	90,606	207,345
Executive Chairman

2007 Non-Qualified Deferred Compensation

The following table provides information for the year ended December 31, 2007 with respect to our non-qualified defined contribution plans that provide for matching contributions for our Bermuda employees, including Mr. Dodd, on a basis that is not tax-qualified. For a discussion of these defined contribution plans, see ‘‘Compensation Discussion and Analysis—Perquisites and Other Personal Benefits.’’

Name	Executive Contributions in 2007 ($)		Registrant Contribution in 2007 ($)		Aggregate Earnings in 2007 ($)		Aggregate balance at December 31, 2007 ($)
Jonathan J.R. Dodd	$43,155	(1)	$43,155	(2)	$15,145	(3)	$383,556
Chief Financial Officer

(1)	The entire amount is reported in the 2007 Summary Compensation Table as a portion of Mr. Dodd’s salary.
(2)	This entire amount is reported in the 2007 Summary Compensation Table under All Other Compensation.
(3)	The Aggregate Earnings in 2007 column in the table above represents the amount the supplemental savings plan balance has changed in the past fiscal year, net of employee and employer contributions. There were no above-market or preferential earnings with respect to Mr. Dodd’s deferred compensation balance.

Employment and Retention Agreements

The following information summarizes the employment agreements for James J. Ritchie, Executive Chairman, and Peter D. Johnson, President and Chief Executive Officer and the retention agreement and employment agreement for Jonathan J.R. Dodd, Chief Financial Officer.

James J. Ritchie

On September 14, 2006, the Company entered into an employment agreement with James J. Ritchie which was amended on March 1, 2007 (together, the ‘‘Ritchie Employment Agreement’’). Mr. Ritchie resigned as Executive Chairman on September 14, 2007 and the Ritchie Employment Agreement was terminated effective September 19, 2007. The Ritchie Employment Agreement provided that he serve as Executive Chairman and devote a substantial amount of his working time and efforts to our business and affairs.

The Ritchie Employment Agreement provided that we use our best efforts to cause Mr. Ritchie to be re-elected as a member of the Board of Directors and that he resign from his service as a member of the Board of Directors and any committee on which he served in the event his employment was terminated for any reason. Mr. Ritchie received a base salary of $400,000 per year which was subject to increase at the discretion of the compensation committee of the Board of Directors starting with calendar year 2007. In the event the Company’s business needed less of Mr. Ritchie’s time to achieve our business objectives, the Company could change Mr. Ritchie’s status to part-time and reduce his base salary in proportion to the decrease in the number of hours he would work. In addition to his base salary, Mr. Ritchie participated in an annual bonus plan. His target annual bonus was 100% of his base salary (within a range of a minimum of 0% and a maximum of 200%), subject to successful achievement of performance objectives established by the compensation committee.

Mr. Ritchie is also subject to non-competition and non-solicitation provisions for a period of one year after termination of the employment agreement, as well as ongoing confidentiality requirements.

Peter D. Johnson

On September 14, 2006, in connection with the appointment of Peter Johnson as President and Chief Executive Officer of the Company, the Company entered into a letter agreement with

Mr. Johnson (the ‘‘Johnson Employment Agreement’’) providing for a base salary in the gross amount of $500,000 per year with an annual target cash bonus of 100% of the base salary within a range of 0 to 200%. The bonus in the first year of employment was $500,000, payable in September 2007. As a condition to receiving his bonus, Mr. Johnson had to be an employee on the date that the guaranteed minimum bonus was to be paid (September 2007) unless he was terminated for reasons other than cause or if his employment with us was terminated as a result of a change in control.

In addition, in accordance with the Johnson Employment Agreement, on September 14, 2006, Mr. Johnson was granted an option to purchase 100,000 common shares of the Company. The Johnson Employment Agreement also provides that he is eligible to participate in our long term compensation plan, once such plan has been approved by the compensation committee of the Board of Directors. The stock option agreement relating to Mr. Johnson’s options provides that, in the event the Mr. Johnson’s employment is terminated for cause, he will forfeit his options. If Mr. Johnson’s employment is terminated as a result of his death or permanent disability, his options will become immediately exercisable in full and will continue to be exercisable by Mr. Johnson or his beneficiary for three years following termination of his employment, but not beyond the expiration date of the option.

The Johnson Employment Agreement also provided that in the event Mr. Johnson’s employment is terminated by us before September 14, 2008 for reasons other than cause, he will be paid the greater of 12 months severance or severance equal to the number of months remaining between the termination of employment date and September 14, 2008. In the event that he is terminated for reasons other than cause following September 14, 2008, this severance will equal 12 months. Monthly severance shall be the monthly equivalent of his eligible total annual cash compensation.

Under the Johnson Employment Agreement, cause means:

•	theft or embezzlement from the Company or its subsidiaries;

•	malfeasance or gross negligence in the performance of his duties;

•	the commission of any felony or any crime involving moral turpitude;

•	willful or prolonged absence from work other than by reason of disability due to physical or mental illness;

•	failure, neglect or refusal to perform his duties and responsibilities;

•	continued and habitual use of alcohol to an extent that materially impairs performance of his duties; or

•	use of illegal drugs.

On March 11, 2008, the Johnson Employment Agreement was amended to clarify that in the event Mr. Johnson’s employment is terminated by us for reasons other than cause, his severance amount will be paid to him in a lump sum payment.

Jonathan J. R. Dodd

We entered into an employment agreement (the ‘‘Dodd Employment Agreement’’) and an amended and restated retention agreement with Mr. Dodd, our Chief Financial Officer, on December 22, 2004 and December 13, 2007. Some portions of Mr. Dodd’s employment agreement were superseded by the terms of his retention agreement, but to the extent they were not superseded, the terms of the employment agreement are still in effect. The term of Mr. Dodd’s amended and restated retention agreement continues until March 30, 2009 and may be extended, at the discretion of the Company, subject to a six month notification to Mr. Dodd. Pursuant to Mr. Dodd’s retention agreement and the Dodd Employment Agreement, Mr. Dodd receives an annual salary of $325,000 and is eligible to receive an annual bonus. On December 11, 2006 and March 11, 2008, the compensation committee increased Mr. Dodd’s annual salary to $400,000 and $ 416,000.

According to the amended and restated retention agreement, if Mr. Dodd’s employment is terminated:

•	by us for cause (explained below) or due to Mr. Dodd’s voluntary resignation, we will have no further financial obligation to Mr. Dodd;

•	by us due to Mr. Dodd’s unsatisfactory performance, Mr. Dodd will be paid severance under our severance practice;

•	by us without cause, we will pay Mr. Dodd an amount equal to two times his base salary;

•	by us without cause within a period of eighteen months following a change of control, we will pay Mr. Dodd an amount equal to two times his base salary;

•	due to Mr. Dodd’s involuntary resignation (as described below) we will pay Mr. Dodd an amount equal to two times his base salary; and

•	due to Mr. Dodd’s retirement without a non-competition agreement with us, Mr. Dodd will be paid the benefits to which he is entitled under Quanta’s Bermuda pension plan.

Mr. Dodd is also subject to non-competition provisions for a period of one year after termination of the Dodd Employment Agreement subject to certain exceptions, as well as ongoing confidentiality requirements.

Under Mr. Dodd’s amended and restated retention agreement, a change of control occurs when:

•	any person or entity becomes a beneficial owner of 50% or more of the Company’s common shares; or

•	there is a substantial change of management or ownership of any of the Company’s insurance company operating subsidiaries.

An involuntary resignation is generally defined in Mr. Dodd’s amended and restated retention agreement to mean following a change in control, Mr. Dodd’s decision to no longer serve as an executive officer of the Company, which decision shall have resulted from one of the following events:

•	a substantial diminution of Mr. Dodd’s duties without his prior written consent; or

•	a relocation or attempted relocation of Mr. Dodd without his written consent to an office outside a twenty-five mile radius of his work/office location; or

•	rehabilitation, receivership, conservation, liquidation or other legal event by government regulators.

Potential Payments Upon Termination

The following table shows potential payments to each of Messrs. Johnson and Dodd under existing contracts, plans or other arrangements in various scenarios involving a hypothetical termination of their employment. These amounts are computed for each named executive officer as if his employment had been terminated for the reasons shown on December 31, 2007, and using the closing price of our common shares on that day ($2.55). This table does not include information about Mr. Ritchie as he was not a named executive officer on December 31, 2007. These amounts are estimates only and do not necessarily reflect the amounts that would actually be paid upon any termination, which would only be known under the circumstances and at the time that these amounts might become payable.

Name	Voluntary Termination	Termination Without Cause or for Good Reason		Termination for Cause	Termination after a Change of Control (3)		Death		Disability
Peter D. Johnson
Employment Agreement	—	$1,000,000	(1)	—	$1,000,000		—
Stock Option Agreement	—	—		—	—		67,000	(2)	$67,000	(2)
Jonathan J.R. Dodd
Retention Agreement	—	$832,000		—	$832,000	(4)	—		—

(1)	This amount is equal to 12 months of severance since Mr. Johnson’s employment agreement provides that he will be paid the greater of 12 months of severance or the number of months remaining until September 2008.
(2)	This amount represents the difference between the stock price of $2.55 and the exercise price of $1.88, multiplied by 100,000 shares.
(3)	In addition to the payments specified in this table, Messrs. Johnson and Dodd will become immediately vested in their payouts under the 2007 LTIP in the event that specified change of control events are completed prior to 2010. These payouts would be vested whether or not the participant’s employment is terminated. For further discussion, please see the discussion regarding the 2007 LTIP below.
(4)	This amount is only payable if Mr. Dodd is terminated without cause within 18 months following a change in control or if he resigns due to a substantial diminution of his duties or an attempted relocation to an office outside a twenty-five mile radius of his current office during that time period.

In addition to the above amounts, Messrs. Johnson and Dodd, as participants in the 2007 LTIP, may be entitled to receive additional payments upon termination of their employment in the future. Under the 2007 LTIP, which was approved by the compensation committee in January 2007, if the services of any participant are involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event that specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based on the share price received by the shareholders of the Company in the change of control transaction plus dividends previously paid to the shareholders. Assuming a change of control would have occurred on December 31, 2007 when our share price was $2.55, in addition to the applicable amounts set forth in the table above, Mr. Johnson would have received $894,190 and Mr. Dodd would have received $643,817 under the 2007 LTIP. For a more detailed discussion of the 2007 LTIP, see ‘‘Compensation Discussion and Analysis—Elements of our Executive Compensation—Bonuses.’’

2007 Non-Employee Director Compensation

The compensation committee reviewed the level of compensation of non-employee directors in 2007 and adjusted it based on publicly available data describing director compensation in other similar size companies in the insurance and reinsurance business and information obtained directly from other companies. Non-employee directors are compensated through a combination of cash, stock options and restricted shares. The table below provides an overview of non-employee director compensation:

Annual Fee	$50,000 in cash or 120% of this amount if the director elects to receive shares of common stock of the Company in lieu of cash. The Chairman of the Board does not receive this fee. He receives a chairperson fee of $150,000 in cash or 120% of this amount if he elects to receive shares of common stock of the Company in lieu of cash.
Committee chairperson fee	$25,000 for the audit committee chair $20,000 for the compensation committee chair $10,000 for the other committee chairs
Attendance fees	$2,000 for each Board and committee meeting attended
Options	Upon joining the Board of Directors, each director receives options to purchase 25,000 shares with an exercise price equal to the closing price of the shares on Nasdaq on the date of the grant. These options vest in four equal annual installments on the anniversary of the grant and have a ten year term. Upon a director’s resignation, options that are then exercisable may be exercised for 90 days (but not beyond the expiration date). All unexercisable options are forfeited upon resignation.
Restricted Shares	Annually, following the shareholders meeting, each non-employee director receives a grant of restricted shares in an amount equal to 20,000 divided by the closing price of the common shares on the day of the grant. Non-employee directors who are appointed on a date other than the date of the annual shareholders meeting, receive a restricted stock grant that is pro-rated based on the amount of time they are expected to serve until the next annual shareholders meeting. These restricted shares vest in equal installments over a two year period and are not forfeited unless the non-employee director voluntarily resigns as a member of the Board of Directors or is removed as a member of the Board of Directors for cause.

We reimburse all non-employee directors for expenses incurred to attend meetings of our Board of Directors or committees, including travel, meals and lodging. With respect to travel costs, we will reimburse the cost of travel only up to the actual cost of certain airline tickets regardless of how travel actually takes place.

The table below provides the compensation paid to non-employee directors during the year ended December 31, 2007. Mr. Ritchie served as Executive Chairman until September 14, 2007 and as a non-employee director since September 15, 2007. All of Mr. Ritchie’s compensation, including all compensation earned from service on the Board of Directors, is reported in the 2007 Summary Compensation Table under ‘‘Other Compensation.’’

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Roland C. Baker (2)	118,000	8,928	—	126,928
William H. Bolinder	69,833	12,934	22,500	105,267
Susan F. Cabrera (4)	114,000	8,928	—	122,928
Robert Lippincott III (5)	68,000	8,928	—	76,929
John C. McKenna (6)	64,000	11,427	21,750	97,177
Robert B. Shapiro (7)	110,000	8,928	—	118,928

(1)	Represents the dollar amount recognized, as determined by the Company under SFAS 123R for financial reporting purposes. The fair value as determined under SFAS 123R, of the stock awards based on the grant date fair value estimated by the Company for financial reporting purposes is as follows: : Roland C. Baker, $19,998.72, William H. Bolinder, $28,331.20, Susan F. Cabrera, $19,998.72, Robert Lippincott III, $19,998.72, John C. McKenna, $25,221.63, James J. Ritchie, $8,998.08 and Robert B. Shapiro, $19,998.72. In addition, the fair value as determined under SFAS 123R, of the option awards based on the grant date fair value estimated by the Company for financial reporting purposes is as follows: William H. Bolinder, $22,500 and John C. McKenna, $21,750. See Note 17. ‘‘Employment Benefit Plans’’ to the Company’s consolidated financial statements set forth in the Company’s Form 10-K for the year ended December 31, 2007, for the assumptions made in determining SFAS 123R values. The Company cautions that the actual amount ultimately realized by a director from the disclosed equity awards will likely vary based on a number of factors, including the Company’s actual operating performance, stock price fluctuations, differences from the valuation assumptions used and the timing of exercise or applicable vesting.
(2)	On December 31, 2007, Mr. Baker held options to purchase 25,000 common shares and 12,896 restricted shares.
(3)	On December 31, 2007, Mr. Bolinder held options to purchase 25,000 common shares and 10,931 restricted shares.
(4)	On December 31, 2006, Ms. Cabrera held options to purchase 25,000 common shares and 12,934 restricted shares.
(5)	On December 31, 2007, Mr. Lippincott held options to purchase 25,000 common shares and 8,928 restricted shares..
(6)	On December 31, 2007, Mr. McKenna held options to purchase 25,000 common shares and 11,427 restricted shares. Mr. McKenna’s fees include $28,000 paid in cash in 2007, the value of 2,678 common shares received in lieu of cash in 2007 and $30,000 in annual fees that were earned in 2007 and will be paid in shares in 2008.
(7)	On December 31, 2007, Mr. Shapiro held options to purchase 25,000 common shares and 12,896 restricted shares. Mr. Shapiro’s fees include $110,333 paid in cash in 2007, the value of 16,017 common shares received in lieu of cash in 2007 and $30,000 in annual fees that were earned in 2007 and that will be paid in shares in 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the total number and percentage of our common shares beneficially owned as of April 12, 2008 by: (1) each person known to us to be the beneficial owner of more than 5% of any class of our outstanding voting shares; (2) each director; (3) each of our named executive officers; and (4) all directors and named executive officers as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all outstanding shares of common stock shown as beneficially owned by them.

	Shares beneficially owned
Beneficial Owner	Number	Percent
QVT Financial LP (1)	8,749,059	12.47
Brad Huntington/Brevan Howard (2)	6,385,045	9.10
Donald Smith & Co., Inc. (3)	5,764,500	8.21
Robeco Investment Management, Inc. (4)	4,315,125	6.15
Brandes Investment Partners LP (5)	4,271,657	6.09
Joel Lusman/Lusman Capital Management, LLC (6)	3,768,809	5.37
James J. Ritchie (7)	176,712	*
Robert Lippincott III (8)	27,678	*
Roland C. Baker (9)	29,364	*
William H. Bolinder (10)	19,184	*
Susan F. Cabrera (11)	23,190	*
John C. McKenna (12)	20,355	*
Robert B. Shapiro (13)	40,027	*
Peter D. Johnson (14)	25,000	*
Jonathan J.R. Dodd (14)	19,458	*
All directors and executive officers as a group (9 persons)	380,968	*

*	less than 1.0%
(1)	Based on Schedule 13G filed by the named beneficial owner on February 13, 2008. The address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036,
(2)	Based on Schedule 13G filed by the named beneficial owner on February 13, 2008. The address of Brevan Howard is 12 Bermudian Road, 3rd Floor, Hamilton, Bermuda HMAX.
(3)	Based on Schedule 13G filed by the named beneficial owner on February 13, 2008. The address of Donald Smith & Co., Inc. is 152 West 57th Street, New York, New York 10019.
(4)	Based on Schedule 13G filed by the named beneficial owner on February 14, 2008. The address of Robeco Investment Management Inc. is 909 Third Avenue, New York, New York 10022.
(5)	Based on Schedule 13G filed by the named beneficial owner on February 14, 2008. The address of Brandes Investment Partners, LP is 11988 El Camino Real, Suite 500, San Diego, California 92130.
(6)	Based on Schedule 13G filed by the named beneficial owner on February 15, 2008. The address of Joel Lusman/Lusman Capital Management LLC is 717 Fifth Avenue, 14th Floor, New York, New York 10022.
(7)	Includes 3,968 restricted shares which vest in on June 7, 2008. Also includes 25,000 shares issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.
(8)	Includes 8,928 restricted shares that vest in equal portions on June 7, 2008 and 2009 and 18,750 shares issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.
(9)	Includes 8,432 restricted shares which vest on June 7, 2008, 4.464 restricted shares which vest on June 7, 2009 and 12,500 shares issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.

(10)	Includes 2,003 restricted shares which vest on January 25, 2009, 8,928 restricted shares which vest in equal portions on June 7, 2008 and 2009 and 6,250 shares issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.
(11)	Includes 4,006 restricted shares which vest on July 25, 2008, 8,928 restricted shares which vest in equal portions on June 7, 2008 and 2009 and 6,250 shares issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.
(12)	Includes 1,249 restricted shares which vest on April 10, 2009, 8,928 restricted shares which vest in equal portions on June 7, 2008 and 2009 and 6,250 shares issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.
(13)	Includes 8,432 restricted shares which vest on June 7, 2008 and 4,464 restricted shares which vest on June 7, 2009 and 6,250 shares issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.
(14)	These shares are issuable upon exercise of options that are exercisable within 60 days of April 12, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have adopted a written policy for approving transactions between the Company and our directors, director nominees, executive officers, greater-than-5% beneficial owners, and their respective immediate family members. The policy generally provides that the Company will not enter into any related party transaction, as defined in Item 404 of Regulation S-K, unless the audit committee or another independent body of the Board of Directors first reviews and approves the transaction.

Our Board of Directors presently has seven members. The Board has affirmatively determined that each of Roland C. Baker, William H. Bolinder, Susan F. Cabrera, John C. McKenna and Robert B. Shapiro are ‘‘independent directors’’ as defined by the SEC rules and within the meaning of the Nasdaq Marketplace Rule 4200(a)(15) and, therefore, a majority of our Board of Directors is currently independent as so defined.

Item 14.    Principal Accountant Fees and Services

The following table shows the fees actually billed or expected to be billed to the Company for the services provided by Johnson Lambert & Co. LLP (‘‘Johnson Lambert’’) for the years ended December 31, 2007 and 2006.

	2007	2006
Fees and Services:
Audit Fees	$2,824,000	$2,946,000
Audit-Related Fees	$20,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,844,000	$2,946,000

Audit Fees for 2007 and 2006 consist of fees paid or to be paid to Johnson Lambert for the audits of the annual consolidated financial statements for the years ended December 31, 2007 and 2006, audits of annual statutory and subsidiary financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory, SEC and regulatory filings or engagements.

Audit-Related Fees for 2007 consist of services provided or to be provided by Johnson Lambert in connection with due diligence inquiries of third parties related to strategic activities of the Board of Directors. Johnson Lambert did not provide any services that would be classified under Audit-Related Fees in 2006.

Johnson Lambert did not provide any services that would be classified under Tax Fees or All Other Fees in 2007 and 2006.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules and the audit committee charter, the audit committee has established the following policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by Johnson Lambert.

Prior to the engagement of the independent auditor for any audit or permitted non-audit services, the Chief Financial Officer or his designee submits a proposal for such services to the audit committee or the chairman of the audit committee, as the case may be. The audit committee reviews such proposals and provides its consent only after first considering whether the proposed services are consistent with the SEC’s rules on auditor independence. The engagement terms and fees for the following services are subject to the committee’s consideration for pre-approval on a case-by-case basis:

•	annual audit of the Company’s financial statements;

•	tax services proposed to be provided at the Company’s expense to any executive officer or director of the company in his or her individual capacity;

•	services that were pre-approved but would exceed any corresponding fee threshold; and

•	other services that do not permit the independent registered public accounting firm to provide services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

The audit committee also will not permit the independent registered public accounting firm’s engagement to provide any services to the extent that the SEC has prohibited the provision of those services by independent registered public accounting firms, which generally include:

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

•    legal services; and

•    expert services unrelated to the audit.

The audit committee delegated authority to the chairman of the committee, to:

•	pre-approve any services proposed to be provided by the independent registered public accounting firm and not already pre-approved or prohibited by this policy;

•	increase any authorized fee limit for pre-approved services (but not by more than 20% of the initial amount that was pre-approved) before the Company or its subsidiaries engage the independent registered public accounting firm to perform services for any amount in excess of the fee limit; and

•	investigate further the scope, necessity or advisability of any services as to which pre-approval is sought.

The chairman is required to report any pre-approval or fee increase decisions to the audit committee at the next committee meeting. The audit committee did not delegate to management any of the audit committee’s authority or responsibilities concerning the independent registered public accounting firm’s services.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The financial statements and schedules listed in the accompanying index to financial statements and schedules are filed as part of this annual report.

(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

3.1	Memorandum of Association of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
4.1	Memorandum of Association of the Company (included as Exhibit 3.1)
4.2	Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)
4.3	Form of Common Share Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)
10.1†	Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2005)
10.2†	Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.3†	Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.4†	Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005)
10.5	Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.6	Treaty Property Reinsurance Binder dated November 18, 2005, between Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance US Ltd., and Quanta Specialty Lines Insurance Company and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)]

10.7	Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and certain of its subsidiaries (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.8†	Separation Agreement and General Release, effective January 3, 2006, between the Company and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 9, 2006)
10.9†	Retention Agreement between the Company and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.10†	Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 31, 2006)
10.11†	Separation Agreement and General Release dated July 25, 2006 between the Company and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.12†	Separation Agreement and General Release dated August 7, 2006 between the Company and Gary G. Wang (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.13†	Letter Agreement dated September 14, 2006 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.14†	Employment Agreement dated September 14, 2006 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.15†	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007)
10.16	Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between the Company, various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005)
10.17	Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between the Company, various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2006)

10.18	Credit Agreement dated October 27, 2006 among the Company, ING Bank N.V., London Branch, Barclays Private Clients International Limited, Comerica Bank, HSH Nordbank AG, London Branch, designated subsidiary borrowers, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2006)
10.19†	Amended and Restated Retention Agreement dated December 13, 2007 between the Company and Jonathan J.R. Dodd (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2007)
10.20	Stock Purchase Agreement, dated as of February 7, 2008, among the Company, Chaucer Holdings Plc and Quanta 4000 Holding Company Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2008)
10.21†**	Letter Agreement dated March 11, 2008 between the Company and Peter Johnson.
12**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
16	Letter from PricewaterhouseCoopers LLP dated August 15, 2006 (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K dated August 17, 2006)
21**	List of subsidiaries of the Company
23**	Consent of Johnson Lambert & Co. LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Filed with the Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2007
†	Represents a management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 2008.

Quanta Capital Holdings Ltd.
By: /s/ Peter D. Johnson
Peter D. Johnson
(Principal Executive Officer)

Exhibit Index

(a)	Financial Statements

(1)	The financial statements and schedules listed in the accompanying index to financial statements and schedules are filed as part of this annual report.

(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b)	Exhibits

3.1	Memorandum of Association of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-111535) filed on December 24, 2003)
3.2	Amended and Restated Bye-Laws of the Company (incorporated by reference from Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007)
4.1	Memorandum of Association of the Company (included as Exhibit 3.1)
4.2	Amended and Restated Bye-Laws of the Company (included as Exhibit 3.2)
4.3	Form of Common Share Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1/A (No. 333-111535) filed on February 13, 2004)
10.1†	Quanta Capital Holdings Ltd. 2003 Long Term Incentive Plan, as amended on June 2, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2005)
10.2†	Form of Non-Qualified Stock Option Agreement for recipients of options under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.3†	Form of Performance-Based Share Unit Agreement for recipients of performance-based share units under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.4†	Employment Agreement of Jonathan J.R. Dodd dated December 22, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2005)
10.5	Technical Property Binder of Reinsurance dated November 18, 2005, between Quanta Indemnity Company, Quanta Specialty Lines Insurance Company and Quanta Reinsurance US Ltd. and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.6	Treaty Property Reinsurance Binder dated November 18, 2005, between Quanta Reinsurance Ltd., Quanta Indemnity Company, Quanta Reinsurance US Ltd., and Quanta Specialty Lines Insurance Company and Arch Reinsurance Ltd. (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)]

10.7	Commutation and Mutual Release Agreement dated November 21, 2005, between Quanta Reinsurance Limited and Houston Casualty Company and certain of its subsidiaries (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.8†	Separation Agreement and General Release, effective January 3, 2006, between the Company and Tobey J. Russ (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 9, 2006)
10.9†	Retention Agreement between the Company and Jonathan J.R. Dodd, dated March 30, 2006 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 31, 2006)
10.10†	Form of Restricted Share Agreement for recipients of restricted shares under 2003 Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 filed on March 31, 2006)
10.11†	Separation Agreement and General Release dated July 25, 2006 between the Company and Michael J. Murphy (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.12†	Separation Agreement and General Release dated August 7, 2006 between the Company and Gary G. Wang (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)
10.13†	Letter Agreement dated September 14, 2006 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.14†	Employment Agreement dated September 14, 2006 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 15, 2006)
10.15†	Amendment to Employment Agreement dated March 1, 2007 between the Company and James J. Ritchie (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2007)
10.16	Credit Agreement dated as of July 13, 2004 and Amended and Restated as of July 11, 2005, between the Company, various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005)
10.17	Fourth Consent and Amendment to Credit Agreement dated October 25, 2006, between the Company, various designated subsidiary borrowers, the lenders party thereto, BNP Paribas, Calyon, New York Branch, Comerica Bank, and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2006)

10.18	Credit Agreement dated October 27, 2006 among the Company, ING Bank N.V., London Branch, Barclays Private Clients International Limited, Comerica Bank, HSH Nordbank AG, London Branch, designated subsidiary borrowers, and other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2006)
10.19†	Amended and Restated Retention Agreement dated December 13, 2007 between the Company and Jonathan J.R. Dodd (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2007)
10.20	Stock Purchase Agreement, dated as of February 7, 2008, among the Company, Chaucer Holdings Plc and Quanta 4000 Holding Company Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2008)
10.21†**	Letter Agreement dated March 11, 2008 between the Company and Peter Johnson.
12**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
16	Letter from PricewaterhouseCoopers LLP dated August 15, 2006 (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K dated August 17, 2006)
21**	List of subsidiaries of the Company
23**	Consent of Johnson Lambert & Co. LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Filed with the Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2007
†	Represents a management contract or compensatory plan arrangement