Form 10-Q
period 2008-03-31
QUANTA CAPITAL HOLDINGS LTD
filed 2008-05-12
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes     No

As of May 8, 2008 there were 70,136,752 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments at fair value (amortized cost: March 31, 2008, $493,165; December 31, 2007, $645,205)
Trading investments	$499,039	$648,384
	499,039	648,384
Cash and cash equivalents	17,783	22,314
Restricted cash and cash equivalents	20,089	131,013
Accrued investment income	2,361	4,719
Premiums receivable	10,823	57,912
Funds withheld by cedants	982	443
Losses and loss adjustment expenses recoverable	116,827	148,440
Deferred acquisition costs, net	4,093	4,988
Deferred reinsurance premiums	6,030	20,011
Software, property and equipment, net of accumulated depreciation of $3,935 (December 31, 2007: $7,863)	744	747
Other intangible assets	7,175	7,175
Net deferred tax asset	—	5,277
Other assets	24,070	29,932
Total assets	$710,016	$1,081,355
Liabilities
Reserve for losses and loss expenses	$344,896	$525,088
Unearned premiums	32,720	95,586
Environmental liabilities assumed	1,310	1,456
Reinsurance balances payable	17,018	40,027
Accounts payable and accrued expenses	19,927	22,144
Deposit liabilities	41,232	36,867
Deferred income and other liabilities	1,982	1,762
Income taxes payable	—	5,277
Contingencies (Note 8)	2,486	2,486
Total liabilities	461,571	730,693
Commitments (Note 8)	—	—
Shareholders’ equity
Common shares ($0.01 par value; 200,000,000 shares authorized; 70,135,502 and 70,133,499 issued and outstanding at March 31, 2008 and December 31, 2007)	701	701
Additional paid-in capital	460,091	582,889
Accumulated deficit	(212,318)	(231,399)
Accumulated other comprehensive loss	(29)	(1,529)
Total shareholders’ equity	248,445	350,662
Total liabilities and shareholders’ equity	$710,016	$1,081,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended
	March 31, 2008	March 31, 2007
Revenues
Gross premiums written	$(4,875)	$(8,733)
Premiums ceded	1,471	(10,179)
Net premiums written	(3,404)	(18,912)
Change in net unearned premiums	2,505	16,496
Net premiums earned	(899)	(2,416)
Technical services revenues	—	492
Net investment income	7,214	10,731
Net gains on investments	6,026	1,840
Net foreign exchange losses	(415)	(267)
Other (expense) income	(192)	1,051
Total revenues	11,734	11,431
Expenses
Net losses and loss expenses	(3,033)	(1,127)
Acquisition expenses	40	(557)
General and administrative expenses	11,713	11,932
Interest expense	—	1,393
Depreciation of fixed assets and impairment of intangible assets	87	677
Total expenses	8,807	12,318
Income (loss) from continuing operations before income taxes	2,927	(887)
Income tax expense (benefit)	264	(25)
Net income (loss) from continuing operations	2,663	(862)
Discontinued operations:
Income from discontinued operations	1,320	5,490
Gain on disposal of discontinued operations	15,098	—
Net income from discontinued operations	16,418	5,490
Net income to common shareholders	$19,081	$4,628
Weighted average common share and common share equivalents:
Basic	70,135,001	70,008,185
Diluted	70,215,898	70,133,185
Basic income from continuing operations per common share	$0.04	$(0.01)
Basic income from discontinued operations per common share	0.02	0.07
Basic gain on disposal of discontinued operations per common share	0.21	—
Basic income per common share	$0.27	$0.06
Diluted income from continuing operations per common share	$0.04	$(0.01)
Diluted income from discontinued operations per common share	0.02	0.07
Diluted gain on disposal of discontinued operations per common share	0.21	—
Diluted income per common share	$0.27	$0.06
Dividend declared and paid per common share	$1.75	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended
	March 31, 2008	March 31, 2007
Net income	$19,081	$4,628
Other comprehensive income (loss)
Reclassification of net realized losses on foreign currency translation included in gain on disposal of discontinued operations	1,386	—
Foreign currency translation adjustments on discontinued operations	90	—
Foreign currency translation adjustments on continuing operations	24	(126)
Other comprehensive income (loss)	1,500	(126)
Comprehensive income	$20,581	$4,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended
	March 31, 2008	March 31, 2007
Share capital – common shares of par value $0.01 each
Balance at beginning of period	$701	$700
Issued during period	—	—
Balance at end of period	701	700
Additional paid-in capital
Balance at beginning of period	582,889	582,578
Common share dividends paid (per share 2008: $1.75; 2007: none)	(122,867)	—
Non-cash stock compensation expense	69	45
Balance at end of period	460,091	582,623
Accumulated deficit
Balance at beginning of period	(231,399)	(263,830)
Cumulative effect adjustment resulting from the adoption of SFAS 159	—	10,021
Net income available to common shareholders for period	19,081	4,628
Balance at end of period	(212,318)	(249,181)
Accumulated other comprehensive (loss) income
Balance at beginning of period	(1,529)	8,888
Cumulative effect adjustment resulting from the adoption of SFAS 159	—	(10,021)
Foreign currency translation adjustments on discontinued operations	1,476	—
Foreign currency translation adjustments on continuing operations	24	(126)
Balance at end of period	(29)	(1,259)
Total shareholders’ equity	$248,445	$332,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$19,081	$4,628
Adjustments to reconcile net income to net cash used in operating activities
Income from discontinued operations	(1,320)	(5,490)
Gain on disposal of discontinued operations	(15,098)	—
Depreciation of property and equipment	87	502
Amortization and Impairment of intangible assets	—	175
Amortization of net discounts on investments	(350)	(870)
Net gains on investments	(6,026)	(1,840)
Gain (loss) on foreign exchange translation	24	(126)
Loss on sale of property and equipment	—	81
Non-cash stock compensation expense	69	45
Changes in assets and liabilities:
Restricted cash and cash equivalents	3,656	(31,378)
Accrued investment income	2,288	1,663
Premiums receivable	1,133	6,898
Losses and loss adjustment expenses recoverable	5,820	34,284
Deferred acquisition costs, net	(6)	1,875
Deferred reinsurance premiums	1,846	5,082
Other accounts receivable	—	36
Other assets	249	(2,827)
Reserve for losses and loss adjustment expenses	(19,891)	(9,127)
Unearned premiums	(4,342)	(8,583)
Environmental liabilities assumed	(146)	(454)
Reinsurance balances payable	(9,088)	(10,933)
Accounts payable and accrued expenses	(1,043)	(10,041)
Deposit liabilities	4,568	770
Deferred income and other liabilities	220	(568)
Net cash used in operating activities of continuing operations	(18,269)	(26,198)
Net cash used in operating activities of discontinued operations	—	(31,834)
Net cash used in operating activities	(18,269)	(58,032)
Cash flows provided by investing activities
Investment in equity investment, recorded at cost in other assets	—	(118)
Purchases of fixed maturities and short-term investments	(99,627)	(282,941)
Proceeds from sale of fixed maturities and short-term investments	236,758	385,302
Proceeds from disposal of discontinued activities, net of expenses	(442)	—
Capital expenditures	(84)	(5)
Net cash provided by investing activities of continuing operations	136,605	102,238
Net cash provided by investing activities of discontinued operations	—	7,315
Net cash provided by investing activities	136,605	109,553
Cash flows used in financing activities
Cash dividend paid to common shareholders	(122,867)	—
Net cash used in financing activities of continuing operations	(122,867)	—
(Decrease) increase in cash and cash equivalents	(4,531)	51,521
Cash and cash equivalents at beginning of period	22,314	32,894
Cash and cash equivalents at end of period	$17,783	$84,415
Supplemental cash flows information:
Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. (‘‘Quanta Holdings’’), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the ‘‘Company’’, ‘‘we’’, ‘‘us’’ or ‘‘our’’, were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis.

Following losses in the 2005 hurricane season and the resulting A.M. Best rating action in 2006, the Company began running off its insurance and reinsurance businesses, other than in its participation in Syndicate 4000 in the Lloyd’s market. In September 2006, the Company sold its interest in Environmental Strategies Consulting LLC (‘‘ESC’’), a wholly owned environmental risk management subsidiary.

On February 13, 2008, the Company sold Quanta 4000 Ltd. (‘‘Quanta 4000’’), which provided 90% of the capital for the 2007 underwriting year for Syndicate 4000, and its interest in Pembroke JV Ltd. (‘‘Pembroke JV’’) to Chaucer Holdings Plc. (‘‘Chaucer’’) and secured the release of approximately $117.2 million of cash and investment assets which had previously been pledged to Lloyd’s as capital support for the business being written by Syndicate 4000. Syndicate 4000 is managed by Pembroke Managing Agency Limited (‘‘Pembroke’’) of which the Company owned 15% through its share ownership in its parent, Pembroke JV, acquired in a transaction that was closed on March 2, 2007. Pembroke provides technical and administrative support and oversight to Syndicate 4000 and was a joint venture among Quanta Holdings, Chaucer, the specialist Lloyd’s insurer, and the Syndicate 4000 underwriting team. See Note 3 for further details on the sale of the Company’s interest in Quanta 4000.

On March 13, 2008, the Company declared a dividend of $1.75 per common share, or approximately $122.9 million, which was paid on March 28, 2008 to shareholders of record on March 25, 2008.

The Company continues to actively run off its remaining insurance and reinsurance business and maintains offices in Bermuda, Ireland and the United States of America (the ‘‘U.S.’’).

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Form 10-K filed by the Company with the SEC on March 14, 2008.

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

2.	Summary of Significant Accounting Policies

A detailed discussion and analysis of the Company’s significant accounting policies is provided in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007 included in its Form 10-K.

Certain 2007 disclosures and balances have been reclassified to conform to the 2008 presentation.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ‘‘Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133’’ (‘‘SFAS 161’’). This Statement changes required disclosures for derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s results of operations or financial position.

3.	Disposal of Quanta 4000 and Pembroke JV

On February 13, 2008, the Company sold its 100% equity interest in Quanta 4000, which was part of the Company’s Lloyd’s segment, and its interest in Pembroke JV, to Chaucer for an amount of £1 each, and secured the release of $117.2 million which had previously been pledged to Lloyd’s as security for the business being written by Syndicate 4000.

The Company has determined that Quanta 4000 and Pembroke JV should be presented as a discontinued operation in accordance with FASB Statement No. 144, ‘‘Accounting for the Impairment or Disposal of Long-lived Assets’’ (‘‘FAS 144’’) and EITF 03-13, ‘‘Applying the conditions in Paragraph 42 of FAS 144 in Determining whether to report Discontinued Operations’’ (‘‘EITF 03-13’’). In the first quarter of 2008, the Company has reclassified the results of operations related to Quanta 4000 from its continuing operations to discontinued operations for all periods presented in accordance with SFAS 144 and EITF 03-13. These results are reflected in the Condensed Consolidated Statements of Operations as Income from discontinued operations. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, for which it reclassified amounts from the prior periods.

Following the sale of Quanta 4000, the Company, on the one hand, and Quanta 4000 and Pembroke JV, on the other hand, ceased providing any services to the other. The Company does not expect any future cash flows from its Lloyd’s operations.

The Company recognized a gain on the sale of Quanta 4000 and Pembroke JV of $15.1 million during the first quarter of 2008. This income is presented in the Consolidated Statement of Operations as gain on disposal of discontinued operations, a component of discontinued operations. The components of this gain are summarized below.

Total consideration	$—
Less:
Carrying value of Quanta 4000(1)	14,271
Reclassification of net realized losses on foreign currency translation	1,386
Carrying value of Pembroke JV(2)	(117)
Estimated transaction costs	(442)
Gain on disposal of Quanta 4000 and Pembroke JV	$15,098

(1)	Net liabilities of Quanta 4000 at February 13, 2008, prior to the impact of the sale transaction.
(2)	Carrying value of Pembroke JV at February 13, 2008 prior to the impact of the sale transaction.

In addition, the Company recognized net income from discontinued operations of $1.3 million during the three months ended March 31, 2008 prior to the sale of Quanta 4000 and reclassified net foreign currency translation adjustments in Quanta 4000 to gain on disposal of discontinued operations, resulting in an increase in its other comprehensive income of $1.4 million.

As of February 13, 2008, the disposed assets and liabilities of Quanta 4000 were as follows:

Assets:
Restricted cash, cash equivalents and investments	$132,715
Premiums receivable	46,078
Losses and loss adjustment expenses recoverable	27,909
Deferred acquisition costs, net	1,974
Deferred reinsurance premiums	15,204
Net deferred tax asset	5,277
Other assets	8,978
Total assets	238,135
Liabilities:
Reserves for losses and loss expenses	165,307
Unearned premiums	62,060
Reinsurance balances payable	19,210
Income taxes payable	5,277
Other liabilities	552
Total liabilities	252,406
Net liabilities	$(14,271)

The Company’s income from discontinued operations generated by Quanta 4000, previously included within the Lloyd’s segment, now reported in discontinued operations was as follows:

	Period from January 1, 2008 to February 13, 2008	For the three months ended March 31, 2007
Net premiums earned	$6,441	$28,053
Net investment income	413	1,074
Net gains on investments	28	46
Net foreign exchange (losses) gains	(615)	531
Net losses and loss expenses	(3,212)	(15,422)
Acquisition expenses	(916)	(5,756)
General and administrative expenses	(819)	(3,036)
Income from discontinued operations	$1,320	$5,490

4.	Segment information

During the three months ended March 31, 2008, following the sale of the interests in Lloyd’s, the Company changed the composition of its reportable segments. The Company had created the Lloyd’s segment for its Syndicate 4000 business and, following the sale of Quanta 4000 and Pembroke JV, this segment was discontinued. The remaining specialty insurance and reinsurance run-off segments have been aggregated as appropriate given the similar economic characteristics in accordance with FASB Statement No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’ (‘‘SFAS 131’’) and the fact that neither the specialty insurance nor reinsurance run-off segments are writing new or renewal business. The remaining business shown previously as technical services does not meet the quantitative thresholds required under SFAS 131 and is not required to be reported separately.

5.	Deposit Liabilities

In the fourth quarter of 2004, the Company entered into a surplus relief life reinsurance arrangement with a U.S. insurance company (the ‘‘Surplus Client’’) and assumed, through novation agreements, several life reinsurance contracts it had entered into with several cedants. The Surplus

Client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, was then able to reduce its statutory capital requirements. In exchange for the Company’s assumption of the contracts it received a fee. The arrangement provided, among other things, that on certain dates and during specific periods, the Surplus Client had the right but not the obligation to recapture the life reinsurance contracts the Company assumed and provided that the underlying cedants would not reasonably withhold their consent to this recapture. As of March 31, 2008 the Company provided approximately $7.5 million (unaudited) of statutory surplus relief to the Surplus Client under this contract.

The Company records this arrangement using deposit accounting in accordance with its critical accounting policy for reinsurance contracts that do not transfer significant risk as it believed at the time it entered into the contract that the Surplus Client’s option to recapture together with the assumption of the life insurance contracts constituted one contract with minimal mortality, credit or other insurance or economic risk. The Company monitored this contract from time to time since its inception in the fourth quarter of 2004. As a result of this monitoring process, the Company now believes that the Surplus Client may not recapture the underlying insurance contracts in the future as they have not performed as originally anticipated. As a result, during the three months ended March 31, 2008 and in accordance with Statement of Position 98-7, ‘‘Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk,’’ the Company has increased the deposit liability by approximately $4.0 million based on the present value of expected future cash flows on the underlying insurance contracts assuming the Surplus Client does not recapture these contracts with the adjustment being recorded in net losses and loss expenses in the Condensed Consolidated Statement of Operations.

6.	Income per share

The following table sets forth the computation of basic and diluted income per share:

	Three months ended
	March 31, 2008	March 31, 2007
Net income (loss) from continuing operations	$2,663	$(862)
Net income from discontinued operations	16,418	5,490
Net income to common shareholders	$19,081	$4,628
Weighted average common shares outstanding – basic	70,135,001	70,008,185
Weighted average common shares outstanding – diluted	70,215,898	70,133,185
Basic income per common share:
Basic income (loss) from continuing operations per common share	$0.04	$(0.01)
Basic net income from discontinued operations per common share	0.23	0.07
Basic income per common share	$0.27	$0.06
Diluted income per common share:
Diluted income (loss) from continuing operations per common share	$0.04	$(0.01)
Diluted net income from discontinued operations per common share	0.23	0.07
Diluted income per common share	$0.27	$0.06

For the three months ended March 31, 2008, the calculation of weighted average common shares outstanding on a diluted basis excludes 416,609 options and 2,542,813 warrants.

For the period ended March 31, 2007, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three months ended March 31, 2007, the calculation of weighted average common shares outstanding on a diluted basis excludes 796,483 options and 2,542,813 warrants.

7.	Investments

The fair value of fixed maturity and short-term investments as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Fixed maturities:
U.S. government and government sponsored agencies	$146,910	$267,488
Foreign governments	2,739	11,496
Tax-exempt municipal	1,048	1,038
Corporate	50,108	63,312
Asset-backed securities	43,757	51,403
Mortgage-backed securities	158,761	164,767
Total fixed maturities	403,323	559,504
Short-term investments	95,716	88,880
Total investments	$499,039	$648,384

The following table shows how our fixed maturity investments are categorized in accordance with SFAS 157 at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Quoted prices in active market (Level I)	$95,716	$88,880
Significant other observable inputs (Level II)	403,323	559,504
Fair value	$499,039	$648,384

The Company made its determination of appropriate categorization of investments based on descriptions of pricing practices provided by the Company’s investment managers.

Short-term investments are categorized as Level I due to availability of an active market. All other fixed maturity investments are stated at fair value as determined by the broker-quoted market price of these securities and as provided either by independent pricing services or, when such prices are unavailable, by reference to broker or underwriter bid indications. Although the Company believes the majority of these securities could be classified as quoted on active markets they are not quoted on a public exchange and we can not be assured that there was an active market for each security on March 31, 2008. Therefore, the Company is classifying them as Level II.

Included in Level II is approximately $4.8 million and $5.8 million relating to the Company’s exposure to subprime and Alt-A mortgages which represents 2.1% of total cash and investments at March 31, 2008. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers. At March 31, 2008, the Company believes that, although the market appeared to have been illiquid, all significant inputs relating to the overall fair value measurement were observable.

The Company does not believe that it has any securities that meet the definition of Level III, a valuation based on inputs that are unobservable and significant to the overall fair value measurement.

Contractual maturities of the Company’s trading securities as of March 31, 2008 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008 Fair value	December 31, 2007 Fair value
Fixed maturities:
Due in one year or less	$144,842	$173,213
Due after one year through five years	103,855	205,951
Due after five years through 10 years	38,601	39,857
Due after 10 years	9,223	13,193
Total fixed maturities	296,521	432,214
Mortgage-backed and asset-backed securities	202,518	216,170
Total investments	$499,039	$648,384

Unaudited credit ratings of the Company’s fixed maturities and short-term investments as of March 31, 2008 and December 31, 2007 are shown below.

	March 31, 2008		December 31, 2007
Ratings*	Fair value	Percentage	Fair value	Percentage
AAA	$431,106	86.4%	$571,370	88.1%
AA	14,744	3.0%	19,341	3.0%
A	49,481	9.9%	56,926	8.8%
BBB	3,708	0.7%	747	0.1%
Total	$499,039	100.0%	$648,384	100.0%

*	ratings as assigned by Standard & Poor’s Corporation

The components of net investment income for the three months ended March 31, 2008 and 2007 were derived from the following sources:

	Three months ended
	March 31, 2008	March 31, 2007
Fixed maturities	$5,892	$8,027
Cash, cash equivalents and short-term investments	1,322	2,125
Gross investment income	7,214	10,152
Net amortization of discount/premium	350	870
Investment expenses	(350)	(291)
Net investment income	$7,214	$10,731

Net investment gains within the consolidated statement of operations for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three months ended
	March 31, 2008	March 31, 2007
Net realized gains on investments	$4,435	$970
Net change in fair market value of investments	1,591	870
Net gains on investments	$6,026	$1,840

Gross realized pre-tax investment gains for the three months ended March 31, 2008 were approximately $4.5 million and gross realized pre-tax investment losses for the three months ended March 31, 2008 were $0.01 million. Gross realized pre-tax investment gains and losses for the three months ended March 31, 2007 were approximately $1.5 million and $0.5 million. For the three months ended March 31, 2008 and 2007, all gains and losses were realized from the sale of fixed maturity investments.

8.	Underwriting activity and reinsurance

During the three months ended March 31, 2008, the Company returned approximately $3.8 million in gross written premium arising from policy cancellations as compared to approximately $9.8 million in gross written premium returned during the three months ended March 31, 2007. These amounts relate to policy cancellations and exclude premiums returned in connection with commutations.

The Company completed several commutation transactions with certain of its cedants resulting in aggregate net cash payments to those cedants in the amount of $3.1 million in the three months ended March 31, 2008, which represents full and final settlement and release from all current and future obligations under those reinsurance contracts. At March 31, 2008, an amount of $0.3 million is included in reinsurance balances payable representing the full and final settlement of one of the commutations. The net commutation payments reduced net premiums receivable and gross loss reserves by $0.3 million and $6.3 million for the three months ended March 31, 2008. The Company recognized a net gain on commutations of $2.5 million during the three months ended March 31, 2008 which consisted of net favorable loss development of $2.9 million offset by returned earned premium of $0.4 million.

For the three months ended March 31, 2008, total net favorable loss development was approximately $7.3 million. The Company recorded net favorable loss development of approximately $3.8 million arising in its more mature accident periods where actual loss experience has been better than expected and $2.9 million arising as a result of commutation activities. The Company also recorded net favorable loss development of approximately $0.8 million in relation to hurricanes Katrina, Rita and Wilma (the ‘‘2005 hurricanes’’) before the effect of commutations. These amounts were offset by net adverse loss development of approximately $0.2 million in relation to hurricanes Charley, Frances, Ivan and Jeanne (the ‘‘2004 hurricanes’’).

Reinsurance assets due from reinsurers include losses and loss adjustment expenses recoverable and deferred reinsurance premiums. The Company is subject to credit risk with respect to reinsurance ceded because the ceding of risk does not relieve the Company from its primary obligations to its policyholders. Failure of the Company’s reinsurers to honor their obligations could result in credit losses. As of March 31, 2008, the Company recorded a provision for potential credit losses relating to losses and loss adjustment expenses recoverable of $0.9 million. No amounts were written off during the three months ended March 31, 2008.

The following table lists the Company’s largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable and the amount of collateral held by the Company at March 31, 2008, together with the reinsurers’ financial strength rating from A.M. Best:

	Losses and Loss Adjustment Expenses Recoverable	Amount of collateral	A.M. Best Rating
Reinsurer	($ in millions)
Everest Reinsurance Ltd.	$50.9	—	A+
Arch Reinsurance Ltd.	12.8	4.9	A
The Toa Reinsurance Company of America	9.7	—	A
General Fidelity Insurance Company	8.4	—	A−
Aspen Insurance Ltd.	4.0	2.0	A
Various Lloyd’s syndicates	3.8	—	A
Peleus Reinsurance Ltd.	3.3	—	A
Glacier Reinsurance AG	3.2	3.2	A−
Odyssey America Reinsurance Corp.	3.1	—	A
Max Re Ltd.	2.8	2.8	A−
Allianz Marine & Aviation Versicherungs AG	1.7	—	A−
XL Re Ltd.	1.3	—	A
Transatlantic Reinsurance Company	0.4	—	A+
Other Reinsurers Rated A− or Better	6.5	2.2	A−
All Other Reinsurers	4.9	—	B+ or lower
Total	$116.8	$15.1

During the three months ended March 31, 2008 and 2007, the Company recorded ceded losses and loss expense recoveries of $2.7 million and $2.3 million.

9.	Commitments and contingencies

a)    Concentrations of credit risk

As of March 31, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents, and investments were held by two custodians. Management believes these custodians to be of high credit quality. The Company’s investment portfolio is managed by an external investment advisor in accordance with the Company’s investment guidelines. The Company’s investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2008 and December 31, 2007, the largest single non-U.S. government and government agencies issuer accounted for less than 2% of the aggregate market value of the externally managed portfolios.

At March 31, 2008 and December 31, 2007, the Company carried a provision for uncollectible premiums receivable of $0.2 million and $0.4 million. No balances were written off during the three months ended March 31, 2008 and 2007.

Concentrations related to reinsurance assets due from reinsurers are discussed further in Note 8.

b)    Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates. These funds on deposit are available to settle insurance and reinsurance liabilities.

Until February 2008, the Company participated in the Lloyd’s of London market through Syndicate 4000 and had dedicated a significant amount of its capital and invested assets to the Lloyd’s business. The regulations of the Council of Lloyd’s determine the amount of premium that may be written, also known as stamp capacity, based on the Company’s funds at Lloyd’s.

The Company has issued letters of credit (‘‘LOC’’) under its Credit Agreement with ING Bank N.V., as agent (the ‘‘Credit Agreement’’), for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space. During the year ended December 31, 2007, the Company reduced the aggregate commitment under the Credit Agreement from $240.0 million to $110.0 million. During the three months ended March 31, 2008, the Company further reduced the aggregate commitment under the Credit Agreement from $110.0 million to $95.0 million. As of March 31, 2008, the Company had $83.6 million of fully secured letters of credit issued and outstanding under its Credit Agreement.

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

The fair values of these restricted assets by category at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008		December 31, 2007
	Cash and cash equivalents	Investments	Cash and cash equivalents	Investments
Deposits with U.S. regulatory authorities	$10,060	$17,135	$9,602	$17,213
Funds deposited with Lloyd’s	—	—	111,154	129,819
LOC pledged assets	213	96,480	211	111,889
Trust funds	9,816	140,558	10,046	143,740
Amounts held in trust funds related to deposit liabilities	—	39,581	—	39,195
Total	$20,089	$293,754	$131,013	$441,856

Following the sale of our interest in Quanta 4000, approximately $117.2 million of cash and investments previously pledged to Lloyd’s as capital support for the business being written by Syndicate 4000 were released and became unrestricted.

c)    Litigation

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

Both of these cases are now pending before U.S. District Judge Robert P. Patterson, Jr. On May 7, 2007, Judge Patterson appointed Zirkin-Cutler Investments, Inc. (‘‘Zirkin’’) as lead plaintiff for a putative class of investors who purchased our preferred shares, and appointed Washington State Plumbing and Pipefitting Pension Trust (‘‘Washington’’) as lead plaintiff for a putative class of investors who purchased the Company’s common shares. Judge Patterson directed Zirkin and Washington to file amended pleadings that would supersede the complaints previously filed by Mr. Zirkin and Mr. Coronel.

On July 16, 2007, Zirkin filed an amended complaint (the ‘‘Zirkin Complaint’’). Zirkin purports to sue on behalf of itself and a class of investors who purchased preferred shares of the Company between December 14, 2005 and March 2, 2006. The Zirkin Complaint alleges that the Company made false statements concerning reserves for hurricane-related losses in a registration statement and prospectus that were circulated to investors in connection with a securities offering the Company completed in December 2005. The Zirkin Complaint alleges that the Company is liable under Sections 11 and 12(a)(2) of the Securities Act of 1933.

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

Washington filed a separate amended complaint (the ‘‘Washington Complaint’’) on July 16, 2007. Washington purports to sue on behalf of itself and a class of investors who purchased the Company’s common shares between October 4, 2005 and April 3, 2006. The Washington Complaint alleges that during that period, the Company made false and misleading statements, and omitted to state material information, in various disclosures. The disclosures and alleged omissions at issue in the case relate to reserves for hurricane-related losses, reserves related to an oil pipeline leak, and the quality of the Company’s internal controls over financial reporting. The Washington Complaint alleges claims against the Company under Sections 11 and 12(a)(2) of the Securities Act of 1933, based on statements made in connection with the above-referenced securities offering and under Section 10(b) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder, based on statements made at various times and contexts.

The Company, FBR, BBT, and the six individuals named as individual defendants in the Zirkin Complaint (Messrs. Ritchie, Dodd, Lippincott, Murphy, Morris, and Ramsey) are all named as defendants in the Washington Complaint as well. In addition, the Washington Complaint also names as a defendant Tobey Russ (former Chairman of the Company’s Board of Directors and former Chief Executive Officer).

In September 2007, the Company filed motions challenging the legal sufficiency of the claims asserted in both cases, and asked the Court to dismiss both cases. The briefing on these motions was completed in January 2008 and a hearing was held in April 2008. However, the Court has neither issued any rulings addressing the motions or the merits of these cases nor decided whether it will certify any case against the Company to proceed as a class action. In accordance with the Private Securities Litigation Reform Act, discovery in these cases has been stayed pending a ruling by the Court on the motions. The Company intends to continue to defend these actions vigorously.

In the normal course of business, the Company is involved in various claims and legal proceedings, including litigation and arbitration. Management does not believe that the eventual outcome of any such pending ordinary course of business litigation or arbitration is likely to have a material effect on its financial condition. Many of its insurance and reinsurance arrangements require disputes thereunder to be finally settled by binding arbitration. Assets and liabilities which are or may be the subject of arbitration are reflected in the financial statements based on management’s estimates of the ultimate amount to be realized as paid.

d)    Non Traditional Statutory Surplus Relief Contract

During the year ended December 31, 2004, the Company wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria promulgated by FASB Statement No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts’’ (‘‘SFAS 113’’) and was therefore accounted for as a deposit under SFAS 113. Under this contract, the Company provided reinsurance on certain underlying life insurance contracts written by its Client, a U.S. life insurance company. The Client is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital. The Client was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with the Company. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. The Company receives fees for this transaction. Other than receipt of the fees, there were no net cash flows at inception of this contract, nor were there expected to be net cash flows other than fees through the life of the contract. The Company monitors this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by the Client to the Company. During the Company’s monitoring process in 2007, it became apparent that this transaction was not performing as anticipated. The Company continues to obtain facts to evaluate and to analyze the performance of the life insurance policies that are underlying this transaction. The Company continues to evaluate the validity of data received from the Client and the validity of risks ceded to it by its Client as provided for by the terms of the reinsurance contract. On February 27, 2008, the Company exercised its right to cancel the contract ab initio as it believes there have been material misrepresentations and omissions and material breaches of the contract as defined within the contract. As a result of this rescission notice, and in accordance with the cancellation provisions in the contract, the Company recorded the return of all fee income, net of commissions, at December 31, 2007 in the amount of $3.7 million reflecting net fee income earned since inception of the contract. Included in contingencies on the consolidated balance sheet is an amount of $2.5 million of fees due to be returned upon the rescission of this contract. In addition the Company has recorded an estimated $1.0 million in legal costs that may be incurred in pursuing cancellation and any other legal remedies. The Company has provided approximately $29.6 million of letter of credit and trust collateral in support of the amount of statutory surplus relief that the U.S. life insurance company has obtained. The Company has entered into an agreement with the Client with the approval of its regulator that it will not draw on any of the collateral except in accordance with the contract. While the final outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and the Company’s understanding of the original contract, the Company believes that the outcome could have a further material adverse effect on its financial position and results of operations in the future. The Company will continue to pursue any legal remedies against the insurance company that it believes are available and warranted under the circumstances.

e)    2007 Long Term Incentive Plan

During the first quarter of 2007, the Company adopted the 2007 Long Term Incentive Plan (the ‘‘2007 LTIP’’). The 2007 LTIP is intended to motivate and reward its Chief Executive Officer, its Chief Financial Officer and certain key employees of the Company for the successful management of the run-off of the Company’s business and insurance operations, other than the Lloyd’s business. Participants in the 2007 LTIP will be entitled to receive payouts in 2010 if certain targets (based on the sum of dividends paid on the Company’s common shares prior to December 31, 2009 and the total market value of the Company) are met during the three year period ending on December 31, 2009. The 2007 LTIP is also intended to help it retain certain key employees by providing benefits that do not vest for up to three years except in the event of a change of control or termination of a participant’s employment by the Company without cause, or due to death, permanent disability or normal retirement. Under the 2007 LTIP, if any participant voluntarily terminates his or her employment (other than by retirement) or that person is terminated for cause prior to December 31, 2009, the entire award will be forfeited by that participant. If any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based primarily on the share price received by the shareholders of the Company in the change of control transaction, plus any dividends previously paid to the shareholders.

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

Three months ended March 31, 2008
Expected volatility	32.95%
Dividend yield	0.0%
Risk-free interest rate	1.55%
Expected term (in years)	2

For the three months ended March 31, 2008, the Company recognized $3.9 million of expense in relation to the 2007 LTIP. No expense was recognized in relation to the 2007 LTIP for the three months ended March 31, 2007. As of March 31, 2008, the Company had recorded approximately $4.5 million of accrued expenses in relation to the 2007 LTIP.

10.	Options and stock based compensation

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

Performance share units had also been awarded to various employees pursuant to the Incentive Plan. The number of shares of common stock to be received under these awards following December 31, 2007 (the end of the performance period) depended on whether the Company’s GAAP average return on shareholders’ equity over a three year period preceding December 31, 2007 was 12% or higher. As this performance target was not met, the shares of common stock were not issued.

Since unvested performance share units were contingent upon satisfying performance objectives, those unvested shares were considered to be contingently issuable shares. As a result, prior to December 31, 2007, unvested performance share units were excluded from the computation of diluted earnings per share because all conditions for issuance were not met. Following December 31, 2007, common shares issuable upon satisfaction of the conditions of the performance shares would have been included in basic shares outstanding but since these common shares were not issued, they are excluded in the computation of diluted earnings per share.

As of March 31, 2008 and December 31, 2007 the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000 and 9,350,000.

a)	Options and warrants

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

The following is a summary of the Company’s stock options and warrants and related activity during the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Number of options and warrants	Weighted-average exercise price	Number of options and warrants	Weighted-average exercise price
Outstanding – beginning of period	3,115,817	$9.27	3,343,879	$9.41
Granted	—	—	25,000	2.08
Forfeited	(6,395)	8.92	(29,583)	7.13
Outstanding – end of period	3,109,422	$9.27	3,339,296	$9.37

No options were granted during the three months ended March 31, 2008.

The compensation cost that was expensed in the Statement of Operations during the three months ended March 31, 2008 and 2007 amounted to approximately $0.1 million and $0.5 million.

The following is a summary of the Company’s outstanding options and warrants and exercisable options and warrants as of March 31, 2008:

	Options and warrants outstanding			Options and warrants exercisable
Range of exercise prices	Number of options and warrants	Average exercise price	Average remaining contractual life	Number of options and warrants	Average exercise price
$1.88	100,000	$1.88	5.46 years	25,000	$1.88
$2.08 – 2.09	50,000	$2.09	8.93 years	6,250	$2.08
$2.20 – 2.30	75,000	$2.26	6.89 years	6,250	$2.30
$4.59 – $4.69	66,666	$4.67	7.10 years	33,333	$4.67
$7.85	5,901	$7.85	4.08 years	2,951	$7.85
$8.92	137,042	$8.92	4.41 years	102,782	$8.92
$10.00 – $10.20	2,639,813	$10.00	5.52 years	2,638,563	$10.00
$11.60 – $12.50	35,000	$11.99	5.95 years	31,250	$11.99
	3,109,422			2,846,379

The unvested stock options have no intrinsic value as of March 31, 2008.

As of March 31, 2008, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements with respect to stock options granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.

b)	Performance Share Units and Restricted Shares

The fair value of performance share units and restricted shares awarded under the Incentive Plan is determined based on the closing trading price of the Company’s shares on the grant date. The following is a summary of the Company’s non-vested performance share units and restricted shares and related activity during the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Number	Weighted-average share price	Number	Weighted-average share price
Non vested – beginning of period	109,882	$3.17	184,937	$3.75
Granted	—	—	12,018	2.08
Vested	(2,003)	(2.08)	—	—
Forfeited	(14,419)	(8.92)	(28,397)	(2.51)
Non vested – end of period	93,460	$2.32	168,558	$3.84

Included in the March 31, 2007 non-vested shares are 26,615 performance share units. During the three months ended March 31, 2008, the performance targets under which the remaining 14,419 performance share units were issued were not met. As a consequence, the performance share units are no longer outstanding and have been shown above as forfeited.

The intrinsic value of unvested restricted shares as of March 31, 2008 was $0.2 million. The intrinsic value of unvested performance share units and restricted shares as of March 31, 2007 was $0.4 million.

As of March 31, 2008, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements with respect to restricted shares granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 0.5 years.

10.	Income taxes

The Company follows the liability method of accounting for income taxes whereby current and deferred tax assets and liabilities are recognized utilizing currently enacted tax laws and rates. Deferred taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized. Statement of Financial Accounting Standards No. 109 (‘‘FAS109’’) also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

In accordance with FASB Statement No.142 ‘‘Goodwill and Other Intangible Assets’’ (‘‘FAS 142’’) indefinite-lived intangible assets and goodwill are not required to be amortized. However, FAS 109 requires that deferred tax assets and liabilities are recognized for temporary differences related to intangible assets and the tax-deductible portion of goodwill. When evaluating whether a deferred tax asset should be realized, FAS 109 also requires that the expected timing of future reversals of deferred tax liabilities be considered. With regard to deferred tax liabilities pertaining to goodwill, the future reversal will not occur until some indeterminate future period when the assets become impaired, are disposed of, or, in the case of assets with indefinite lives, begin to reverse if they are reclassified as an amortizable intangible asset. Accordingly, deferred tax liabilities related to goodwill are not considered a source of future taxable income when assessing the realization of deferred tax assets since it is not determinable as to when the deferred tax liability will reverse. The deferred tax expense due to this restriction on the valuation allowance is $0.3 million as of March 31, 2008.

The deferred tax liability amount related to the unamortizable goodwill for financial statement purposes is $0.3 million for the three months ended March 31, 2008.

As of March 31, 2008, the Company provided a 100% valuation allowance against its net deferred tax assets in the amount of $45.7 million, not including the deferred tax credit related to indefinite-lived intangible assets, noted above. These deferred tax assets were generated primarily from net operating losses. As all of the Company’s business is in orderly run-off, the realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits. The Company has determined that due to the cumulative loss position, it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

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

At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At March 31, 2008, there are no income tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease or increase within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2008, the Company did not have interest and penalties related to uncertain tax positions.

Tax years 2004 through 2007 are subject to examination by the federal and state authorities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2008 and the risk factors in our Form 10-K for the year ended December 31, 2007 and the audited consolidated financial statements and related notes for the year ended December 31, 2007, as well as ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2007, filed by the Company with the U.S. Securities and Exchange Commission (‘‘SEC’’) on March 14, 2008 (‘‘Form 10-K’’).

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements. Statements using words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘assumes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘seeks’’ and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, included in this report are forward-looking statements.

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

•	Our current estimates of our exposure to ultimate claim costs associated with hurricanes Katrina, Rita and Wilma (the ‘‘2005 Hurricanes’’) are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from the 2005 hurricanes may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to execute our run-off plan and evaluate and complete any strategic transactions is dependent on our ability to retain our, or attract any additional, executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run-off plan and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to the 2005 hurricanes, we have exhausted all of our reinsurance and retrocessional protection. If our 2005 hurricanes losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for those windstorms. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our reinsurance and retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims because we are a run-off company or for other reasons even when we believe those payments are contractually due to us. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	Risks relating to pending and potential litigation and arbitration;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on program managers, third-party administrators, consultants and other supporting vendors for claims handling, data, premium collection, IT and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Additionally, the list of factors above is not exhaustive and should be read with the other cautionary statements that are included in the Form 10-K and that are otherwise described from time to time in our SEC reports filed after this report. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this report that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

        General

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. From the beginning of 2004 until the second half of 2006 we mainly provided specialty lines insurance and reinsurance services on a global basis and to a lesser extent risk assessment and risk technical services. Following A.M. Best’s rating action in the first quarter of 2006 in the wake of losses from the 2005 hurricanes, our Board of Directors, after a review of strategic alternatives, decided to substantially cease writing new business. We then began conducting a self-managed run-off of our remaining insurance and reinsurance businesses with the exception of our business at Lloyd’s. On September 15, 2006, we sold Environmental Strategies Consulting LLC (‘‘ESC’’) for total consideration of $12.5 million. Prior to its sale, we provided environmental consulting services through ESC.

On February 13, 2008, we sold our business at Lloyd’s. Since that date our operations have been limited to the run off of our specialty insurance and reinsurance businesses. On March 13, 2008, we announced the payment of a special dividend in the aggregate of $122.9 million, which was paid on March 28, 2008. Our Board of Directors is currently considering and evaluating strategic alternatives that may include the sale of our company or some or all of our remaining businesses or assets, or a combination of one or more alternatives. There can be no assurance as to the timing, structure or terms of such a transaction.

During the three months ended March 31, 2008, the following significant events and achievements occurred, all of which are more fully described throughout this report:

•	We sold all of our interests in Syndicate 4000 through the sale of Quanta 4000 Ltd (‘‘Quanta 4000’’) and our interest in Pembroke JV Ltd. (‘‘Pembroke JV’’) to Chaucer Holdings Plc. (‘‘Chaucer’’) for an amount of £2.00 and secured the release of approximately $117.2 million of cash and investments previously pledged to Lloyd’s as capital support for the business being written by Syndicate 4000. As a result of the sale, we have recognized a gain on sale of $15.1 million, net of transaction costs, the payment of bonuses to the management and employees of Pembroke Managing Agency and writing off the cost of our investment in Pembroke JV.

•	Excluding Lloyd’s, we incurred total general and administrative expenses of $11.7 million for the three months ended March 31, 2008 as compared to $11.9 million for the three months ended December 31, 2007. Included in total general and administrative expenses for the three months ended March 31, 2008 is $3.9 million related to the 2007 Long Term Incentive Plan (‘‘2007 LTIP’’). This expense reflects the achievement of certain 2007 LTIP financial targets including the dividend paid on March 28, 2008 and the increase in market value of the Company.

•	We recorded total net favorable loss development of $7.3 million, including $2.9 million on commutations, as a result of actual claims experience developing better than expected.

•	Offsetting net favorable loss development, we recorded approximately $4.0 million of losses incurred, and increased our deposit liabilities by the same amount, as a result of our continued monitoring of a surplus relief life reinsurance arrangement with a U.S. insurance company. This amount is based on the present value of expected future cash flows on certain of the underlying life insurance contracts which are not performing as originally anticipated.

•	We generated net investment income of $7.2 million during the three months ended March 31, 2008.

•	We returned approximately $4.9 million in premiums to our clients in connection with cancellations, commutations and terminations of insurance policies.

•	We recognized net gains on commutation of reinsurance contracts of approximately $2.5 million. This consisted of net favorable loss development of approximately $2.9 million which was partially offset by returned earned premium of approximately $0.3 million. The net commutation payments resulted in a reduction in net loss and loss expense reserves of approximately $6.1 million and a reduction in premium receivables of approximately $0.3 million. These commutations resulted in net payments by us of approximately $3.1 million.

•	We have further reduced the total amount of letters of credit outstanding under our credit facility from $91.6 million at December 31, 2007 to $83.6 million at March 31, 2008. On May 5, 2008, total letters of credit outstanding were $80.8 million.

•	We have reduced the amount of assets placed in trust as collateral for our clients from $153.8 million at December 31, 2007 to $150.4 million at March 31, 2008.

        Summary of Our Financial and Capital Positions

As at March 31, 2008, our cash and invested assets, which were invested in instruments with an average rating of ‘‘AAA’’, totaled $536.9 million. Of these assets, a total of $313.8 million were restricted, or pledged, under letters of credit or trusts established for the benefit of our clients and approximately $223.1 million was unrestricted. We continue to seek ways to reduce these restrictions and encumbrances including through commutations, cancellations and transfers and negotiations with our clients, through claim payments and obtaining recoveries from our reinsurers and by reducing the collateral requirements we have under our credit facility.

Our total gross loss reserves were $344.9 million at March 31, 2008, as compared to $525.1 million at December 31, 2007. This decrease is mainly due to the effects of the sale of our interests in Syndicate 4000 which resulted in a decrease in gross loss reserves of $143.3 million. We also reduced our loss reserves as a result of favorable claims development, commutations, claim payments, cancellations and expirations during the period.

Our loss reserves represent obligations with short and long term durations. We believe that our longer term obligations include reinsurance casualty, professional, environmental and the warranty and the contractors’ general liability portions of our residential builders’ and contractors’ program that provides general liability, builders’ risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. We refer to this program as the HBW program. The total gross loss and loss expense reserves associated with these lines were approximately $254.5 million at March 31, 2008. We believe that our shorter term obligations include reinsurance property, reinsurance marine, fidelity, technical risk property, surety and portions of our program business, including the property component of the HBW program. Total gross loss and loss expense reserves associated with these lines were approximately $90.4 million at March 31, 2008. The actual period over which we will pay losses for both of our long and short term business could significantly vary from our expectations given the immaturity of our business and our limited claims paying history and run-off status. We estimate that approximately 71% of our total gross loss and loss expense reserves are recorded as incurred but not reported reserves, or IBNR, and there can be no certainty as to when these IBNR amounts may become reported, and ultimately, paid losses. Furthermore, our loss and loss expense reserves may change significantly in future periods as we seek to commute, cancel or otherwise transfer our insurance and reinsurance contracts.

During the three months ended March 31, 2008, we recorded total net favorable loss development (including those arising from commutations) related to prior year accident periods of $7.3 million. This amount includes favorable loss development as follows:

•	$3.8 million in several of our product lines related to more mature accident periods;

•	$2.9 million in favorable prior year loss development arising on the commutation of certain reinsurance contracts; and

•	$0.8 million related tothe 2005 hurricanes before the effect of commutations.

This was partially offset by adverse prior year loss development amounting to $0.2 million related to hurricanes Charley, Frances, Ivan and Jeanne (the ‘‘2004 hurricanes’’).

With respect to our remaining policies with current and future exposure periods, our gross unearned premium reserves were approximately $32.7 million at March 31, 2008 including $19.8 million related to our HBW program and $11.9 million related to environmental risks. Some of these policies have exposure periods that extend beyond one year. We believe that approximately 29.9% of our gross unearned premium reserves will be earned within one year and the balance will be earned after one year over the remaining term of the underlying exposure periods to the extent these premiums are not returned following future commutations or cancellations.

The specialty insurance and reinsurance business that is still exposed to new losses on unexpired policies particularly in our HBW program and in our environmental line of business and adverse development on recorded loss and loss expense reserves. During the run-off we will continue to pay losses as they fall due and collect outstanding loss and loss expenses recoverable from our reinsurers. As we continue to run-off and wind-up our businesses we have sought and will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries.

We believe that important factors that have a direct impact on the amount of capital that may ultimately be available to our stakeholders and the timing of when it will be available include our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer, or otherwise exit, as the case may be, (2) mitigate exposures to our capital by commuting, transferring or canceling our in-force policies or by purchasing additional reinsurance, (3) make available sufficient assets to facilitate distributions from our subsidiaries, (4) invest our assets in a way that balances risk with return and that is adequately matched with the expected payment periods of our obligations, (5) reduce our expenses, (6) manage our claims and collect premiums receivable and losses recoverable, (7) achieve the release of cash and investment encumbrances relating to reinsurance deposits and other security requirements, (8) manage our capital structure and (9) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process requires us to meet many conditions and will take a long period of time to complete. We have engaged our regulators in this process. Following approval from the BMA, we declared a dividend of $1.75 per common share or approximately $122.9 million which was paid on March 28, 2008 to shareholders of record on March 25, 2008.

As of March 31, 2008, our total capital was approximately $248.4 million. Our capital is mainly subject to regulation in the Bermuda, the United States (mainly in Colorado and in Indiana) and Europe.

Our Results

Our net income to common shareholders was $19.1 million for the three months ended March 31, 2008, compared to net income to common shareholders of $4.6 million for the three months ended March 31, 2007. The results for the three months ended March 31, 2008 reflect the fact that our insurance and reinsurance business is in run-off and that we sold our interest in Syndicate 4000 during the period. We have also experienced net favorable loss development due to the maturing of the accident periods in several of our product lines where actual claim experience has developed better than expected and in the effects of commutations. As a result, we have incurred fewer expenses when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007 and this is offset by significantly lower revenues from premiums earned. Furthermore, we have increased our deposit liabilities for non-traditional contracts.

For the three months ended March 31, 2008, net premiums written recorded were net a returns of approximately $3.4 million, after the return of premiums of approximately $4.9 million to our clients as we sought to reduce our loss exposures through policy cancellations, commutations and other transactions. This compares to approximately $9.8 million of returned net premiums written for the three months ended March 31, 2007. The reduction reflects the continuing impact of our run-off activities on our results.

Similarly, our net premiums earned were a net return of $0.9 million for the three months ended March 31, 2008, compared to a return of $2.4 million for the three months ended March 31, 2007. Historically, net premiums earned have been our primary source of revenue. Following our decision to run-off our specialty insurance and reinsurance, and the maturity of this run-off, our net premiums earned are decreasing and this trend is expected to continue as a result of policy cancellations and commutations.

For the three months ended March 31, 2008, net revenues from non-underwriting activities, such as net investment income (excluding the impact of changes in fair market value of investments) and technical services revenues were not sufficient to offset general and administrative expenses and depreciation and amortization. We expect that this trend will continue and that we will incur net losses in future periods. We are seeking to mitigate these expected losses through continued overhead reduction strategies, particularly through headcount reductions.

Our net losses and loss expenses recovered were $3.0 million for the three months ended March 31, 2008 as compared to net losses and loss expenses recovered of $1.1 million for the three months ended March 31, 2007.

For the three months ended March 31, 2008, our total net favorable loss development was approximately $7.3 million. We recorded net favorable loss development of approximately $6.7 million principally in our more mature accident periods in several product lines where actual loss experience has been better than expected and from our commutation activities. We also recorded net favorable development of approximately $0.8 million in relation to the 2005 hurricanes. This was partially offset by net adverse development of approximately $0.2 million in relation to the 2004 hurricanes.We believe that as our net earned premiums reduce, and if our loss estimates change, our net loss ratio (calculated by dividing net losses and loss expenses by net premiums earned) may continue to be volatile in future periods.

During the three months ended March 31, 2008 we also recorded approximately $4.0 million of losses incurred and increased our deposit liabilities by the same amount, as a result of our continued monitoring of a surplus relief life reinsurance arrangement with a U.S. insurance company. This amount is based on the present value of expected future cash flows on certain of the underlying life insurance contracts which are not performing as originally anticipated.

Our general and administrative expenses excluding those direct costs associated with our Lloyd’s segment were $11.7 million for the three months ended March 31, 2008 as compared to $11.9 million for the three months ended March 31, 2007. We have reduced our workforce, from 46 employees as of December 31, 2007 to 45 employees as of March 31, 2008. Our workforce is now primarily allocated to the finance, general corporate and administrative, run-off of our exited business lines, actuarial and claims handling functions. During the three months ended March 31, 2008, we recorded approximately $3.9 million of 2007 LTIP expense. This 2007 LTIP expense reflects the achievement of dividend paid targets and also the increase in market valuation of the Company and is calculated using the Black-Scholes valuation methodology. During the three months ended March 31, 2008 and 2007, we recorded severance costs of approximately $0.2 million and $0.4 million as a result of employee reductions following our decision to place our specialty insurance and reinsurance lines into self-managed run-off. Severance costs relate to the expenses associated with those employees who have been provided notice and those who we expect to be terminating in the future. Since January 1, 2006 we have recorded $14.8 million of severance expenses, and at March 31, 2008 our foreseeable provision for future severance payments totaled $2.7 million which has been fully accrued as of March 31, 2008.

For the three months ended March 31, 2008 we incurred professional, legal and consulting costs of $2.2 million compared to $2.2 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 we incurred significant professional, legal and consulting costs in connection with the engagement of third party run-off advisors to assist in our review of strategic alternatives, audit fees, costs associated with ongoing litigation, actuarial fees and other legal and professional fees.

Our investment portfolio generated net investment income of $7.2 million for the three months ended March 31, 2008, compared to $10.7 million for the three months ended March 31, 2007. This decrease is due to a lower level of invested assets. The lower level of invested assets is a result of the sale of cash and investments on disposal of our interests in Syndicate 4000, the cash dividend paid on March 28, 2008, the repurchase of our Series A preferred shares and junior subordinated debentures, our insurance and reinsurance businesses being in run-off, reduced cash inflows from premiums written and increased cash outflows associated with overhead and loss and loss expense payments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.3% for the three months ended March 31, 2008, compared to 5.0% for the three months ended March 31, 2007.

During the year ended December 31, 2004, we wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria set out in the accounting literature and was therefore accounted for as a deposit under the accounting rules. For additional information regarding accounting policies relating to non-traditional contracts, see ‘‘Critical Accounting Policies-Non-traditional contracts’’. Under this contract, we provided reinsurance on certain underlying life insurance contracts written by our client, a U.S. life insurance company. The client is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital. The client was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with us. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. We received fees for this transaction. Other than receipt of our fees, there were no net cash flows at inception of this contract, nor were there expected to be net cash flows other than fees through the life of the contract. We monitor this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by our client to us. During our monitoring process in 2007, it became apparent that this transaction was not performing as anticipated. We continue to obtain facts to evaluate and to analyze the performance of the life insurance policies that are underlying this transaction and evaluate the validity of data received from the client and the validity of risks ceded to us by our client as provided for by the terms of the reinsurance contract. On February 27, 2008, we exercised our right to cancel the contract ab initio, as we believed there have been material breaches of the contract as defined within the contract. As a result of this rescission, and in accordance with the cancellation provisions in the contract, during the year ended December 31, 2007 we recorded the return of all fee income, net of commissions, in the amount of $3.7 million reflecting net fee income earned since inception of the contract. Included in contingencies on the consolidated balance sheet is an amount of $2.5 million of fees due to be returned upon the rescission of this contract. In addition, we have recorded an estimated $1.0 million in legal costs that may be incurred in pursuing cancellation and any other legal remedies. We have provided approximately $29.6 million of letters of credit and trust collateral in support of the amount of statutory surplus relief that the U.S. life insurance company has obtained. We have entered into an agreement with the Client with the approval of its regulator that it will not draw on any of the collateral except in accordance with the contract. While the final outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and our understanding of the original contract, we believe that the outcome could have a further material adverse effect on its financial position and results of operations in the future. We will continue to pursue any legal remedies against the insurance company that we believe are available and warranted under the circumstances.

Running-off our business includes, among other things, returning premium upon contract cancellations and earning premium related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited. Our results for the three months ended March 31, 2007 and 2008 are not comparative nor are the results for the three months ended March 31, 2008 representative of the actual results that we expect to achieve in future periods because our results depend on completion of individual policy cancellations, commutations and other run-off activities, the characteristics and financial impact of which differ significantly from quarter to quarter.

        Segment Information

During the three months ended March 31, 2008, following the sale of our interests in Lloyd’s, we changed the composition of our reportable segments. Follwing the sale, we discontinued our Lloyd’s segment, which represented our Syndicate 4000 business. The remaining specialty insurance and reinsurance run-off segments have been aggregated as appropriate given the similar economic characteristics in accordance with FASB Statement No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’ (‘‘SFAS 131’’) and that neither of the previously reported specialty insurance nor reinsurance run-off segments are writing new or renewal business. The remaining business shown previously as technical services does not meet the quantitative thresholds required under SFAS 131 and is not required to be reported separately. Consequently, there are no longer any separate reportable business segments of the Company.

The geographic locations in which we have conducted our business are the United States, Europe and Bermuda. The location of the risks that are the subject of our insurance and reinsurance policies may be anywhere in the world.

Main Drivers of our Results

        Revenues

We derive the majority of our revenues from one principal source: investment income from our investment portfolios.

Our investment income depends on the average invested assets in our investment portfolios and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term investments, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. We also recognize capital gains and losses on investments as a result of fluctuations in the fair market values of the investments. The objective of our current investment strategy is to preserve investment principal, maintain liquidity, achieve investment returns commensurate with our principal and liquidity risk management strategies and also to manage duration risk between investment assets and insurance liabilities (when they become due, at the time of either loss settlement, cancellations or commutations).

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

Net loss and loss expenses, which are net of loss and loss expenses recovered under our ceded reinsurance contracts, depend on the number and type of insurance and reinsurance contracts we write and reflect our best estimate of ultimate losses and loss expenses we expect to incur on each contract written using various actuarial analyses. Actual losses and loss expenses will depend on either actual costs to settle insurance and reinsurance claims, or the estimated loss amount that we may agree with our policyholders under the terms of commutation and cancellation arrangements. Our ability to accurately estimate expected ultimate loss and loss expense at the time of pricing each insurance and reinsurance contract and the occurrence of unexpected high loss severity catastrophe events are critical factors in determining our profitability. We continually review and adjust our reserve estimates and reserving methodologies using generally accepted actuarial techniques taking into account all currently known information and updated assumptions related to unknown information. Loss and loss expense reserves established in prior periods are adjusted in current operations as claim experience develops and new information becomes available. Any adjustments to previously established reserves, adverse and favorable, may significantly impact the underwriting results in the current period.

Acquisition expenses, which are net of expenses recovered under our ceded reinsurance contracts, consist principally of commissions, fees, brokerage and tax expenses that are directly related to obtaining and writing insurance and reinsurance contracts. Typically, acquisition expenses are based on a certain percentage of the premiums written and earned on contracts of insurance and reinsurance and may be adjustable based upon loss experience. We may not be able to recover all or a portion of our acquisition costs on commuted or cancelled policies. A premium deficiency reserve is recognized if the sum of expected losses and loss expenses and unamortized acquisition costs exceeds related unearned premiums. A premium deficiency reserve is recognized by charging unamortized acquisition costs to acquisition expenses in the consolidated statement of operations to the extent required in order to eliminate the deficiency. If the premium deficiency reserve exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency.

Results of Operations

Following the sale of our interest in Lloyd’s in February 2008, our remaining business is the run-off of our specialty insurance and reinsurance portfolios. We began the self-managed run-off of these portfolios in the second quarter of 2006.

For the three months ended March 31, 2008 and 2007

Results of operations for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
	($ in thousands)
Revenues
Gross premiums written	$(4,875)	$(8,733)
Premiums ceded	1,471	(10,179)
Net premiums written	(3,404)	(18,912)
Change in unearned premium	2,505	16,496
Net premiums earned	(899)	(2,416)
Technical services revenues	—	492
Net investment income	7,214	10,731
Net gains on investments	6,026	1,840
Net foreign exchange losses	(415)	(267)
Other income	(192)	1,051
Total revenues	11,734	11,431
Expenses
Net losses and loss expenses	(3,033)	(1,127)
Acquisition expenses	40	(557)
General and administrative expenses	11,713	11,932
Interest expense	—	1,393
Depreciation and amortization of intangible assets	87	677
Total expenses	8,807	12,318
Income (loss) from continuing operations before income taxes	2,927	(887)
Income tax expense (benefit)	264	(25)
Net income (loss) from continuing operations	2,663	(862)
Discontinued operations:
Income from operations of discontinued operations	1,320	5,490
Gain on disposal of discontinued operations	15,098	—
Net income from discontinued operations	16,418	5,490
Net income to common shareholders	$19,081	$4,628

Revenues

Substantially all of our revenues were generated by our underwriting subsidiaries in the U.S., Bermuda and Europe.

Premiums.    Gross premiums returned were $4.9 million for the three months ended March 31, 2008, compared to gross premiums returned of $8.7 million for the three months ended March 31, 2007. The volatility in our returned gross premiums written reflects the maturity of our self-managed run-off and the reduction in return premiums following cancellation or commutation of policies.

Our environmental liability, technical risk property (primarily the HBW program) and other product lines returned premium of $2.9 million, $0.8 million and $0.1 million for the three months ended March 31, 2008, compared to $3.1 million, $5.5 million and $1.2 million for the three months ended March 31, 2007.

Premiums ceded were a net recovery of $1.5 million for the three months ended March 31, 2008, compared to $10.2 million of incurred premiums ceded for the three months ended March 31, 2007. The decrease in premiums ceded primarily reflects our decision to engage in a self-managed run-off during 2006, which resulted in the cancellation of a number of insurance contracts and the associated return of ceded premiums.

Net premiums earned were a net return of $0.9 million for the three months ended March 31, 2008, compared to a return of $2.4 million for the three months ended March 31, 2007. This is the result of the continued return of premiums to our clients following policy cancellations or commutations. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $26.7 million at March 31, 2008 and will be earned and recognized in our results of operations in future periods to the extent these premiums are not returned following future commutations or cancellations. These net unearned premiums primarily related to business written in our HBW and environmental product lines.

Technical services revenues.    There were no technical services revenues for the three months ended March 31, 2008, compared to $0.5 million for the three months ended March 31, 2007, as the remediation activities near completion.

Net investment income and net gains on investments.    Net investment income and net gains on investments consisted of the following for the three months ended March 31, 2008 and 2007:

	2008	2007
	($ in thousands)
Net investment income	$7,214	$10,731
Net realized gains on investments	4,435	970
Net change in the fair value of investments	1,591	870
	$13,240	$12,571

Net investment income was $7.2 million for the three months ended March 31, 2008, a decrease of $3.5 million, compared to $10.7 million for the three months ended March 31, 2007. Net investment income decreased in the three months ended March 31, 2008, as compared to 2007 due to a lower level of invested assets at March 31, 2008. The lower level of invested assets is a result of the sale of cash and investments on disposal of our interests in Syndicate 4000, the cash dividend paid on March 28, 2008, the repurchase of our Series A preferred shares and of our junior subordinated debentures, our insurance and reinsurance businesses being in run-off, reduced cash inflows from premiums written and increased cash outflows associated with overhead and loss and loss expense payments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 5.3% for the three months ended March 31, 2008, compared to 5.0% for the three months ended March 31, 2007.

Net foreign exchange losses.    Net foreign exchange losses were $0.4 million for the three months ended March 31, 2008, compared to net foreign exchange losses of $0.3 million for the three months ended March 31, 2007. The net foreign exchange gains and losses were driven primarily by the relationship between the US Dollar and the British Pound Sterling and the settlement of balances between these two currencies. Given the sale of our interest in Lloyd’s, we expect our net foreign exchange gains and losses will be significantly reduced in future periods.

Expenses

Net losses and loss expenses.    Net losses and loss expenses had a favorable impact of $3.0 million for the three months ended March 31, 2008, an increase of $1.9 million, compared to net favorable losses and loss expenses of $1.1 million for the three months ended March 31, 2007. Net losses and loss expenses are a function of changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten and our net premiums earned. The increase in the favorable impact of net losses and loss expenses is due to:

•	favorable loss experience in mature accident periods in certain of our product lines;

•	favorable loss experience arising on commutation of certain assumed reinsurance contracts; and

•	the very limited number of insurance and reinsurance contracts we were legally required to enter into during the three months ended March 31, 2008 and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off.

This is offset by an increase in our deposit liabilities for non-traditional reinsurance contracts.

Our expected ultimate losses for the three months ended March 31, 2008 included net favorable loss development (including those arising from commutations) related to prior year accident periods of approximately $7.3 million. This was comprised of $3.8 million in several product lines related to mature accident periods in which actual loss experience was better than expected, $2.9 million relating to the commutations of a number of our reinsurance policies and $0.6 million related to the 2005 and 2004 hurricanes. We expect future developments in the loss and loss expenses of our product lines as we continue to receive information related to our loss and loss expense reserves and as those reserves develop over time. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred.

The net favorable loss development for the three months ended March 31, 2008 was partially offset by approximately $4.0 million of losses incurred as a result of our continued monitoring of a surplus relief life reinsurance arrangement with a U.S. insurance company. This amount is based on the present value of expected future cash flows on certain of the underlying life insurance contracts which are not performing as originally anticipated.

Included in our estimated ultimate losses during the three months ended March 31, 2008 are specific loss estimates on contracts of reinsurance insuring claims arising from the 2005 hurricanes. Our estimate of our exposure to ultimate claim costs associated with these hurricanes based on currently available information is $70.2 million as of March 31, 2008, compared to $72.6 million as of December 31, 2007. Our estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with cedants and brokers. The actual amount of losses from these hurricanes may vary significantly from the estimate.

In estimating reserves we may utilize a variety of standard actuarial methods in line with industry practice, including the expected loss ratio method, the Bornhuetter-Ferguson (‘‘BF’’) method, paid loss development method and reported loss development method. The loss reserves are based on the loss development characteristics of the specific line of business and specific contracts within that line of business, and consider coverage, type of business, maturity of loss data and claims. As accident periods mature, we expect to place more reliance in the BF method which utilizes actual paid and reported historical claims data.

Acquisition expenses.    Acquisition expenses were $0.04 million for the three months ended March 31, 2008, compared to returned expenses of $0.6 million for the three months ended March 31, 2007. The decrease in acquisition expenses is due to the decrease in the number of insurance and reinsurance contracts we entered into previously and the associated net premiums earned.

General and administrative expenses.    General and administrative expenses were $11.7 million for the three months ended March 31, 2008, a decrease of $0.2 million, compared to $11.9 million for the three months ended March 31, 2007. General and administrative expenses were comprised of $7.1 million of personnel related expenses and $4.7 million of other expenses for the three months ended March 31, 2008, compared to $6.9 million of personnel related expenses and $5.0 million of other expenses for the three months ended March 31, 2007. The decrease in general and administrative expenses is primarily due to the cost saving measures taken in response to our decision to cease writing new business in 2006 offset by $3.9 million of expense related to the 2007 LTIP accrued in the period, as described above.

Interest expense.    There was no interest expense for the three months ended March 31, 2008, compared to $1.4 million for the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2007 represents incurred interest on our junior subordinated debentures. Following the repurchase of the junior subordinated debentures during the third quarter of 2007, we no longer expect any further interest expense.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended March 31, 2008, the net valuation allowance decreased by approximately $5.2 million, to $45.7 million.

Discontinued operations

We sold all of our interest in Syndicate 4000 through the sale of Quanta 4000 and our interest in Pembroke JV to Chaucer for an amount of £2.00 and secured the release of approximately $117.2 million of cash and investments previously pledged to Lloyd’s as capital support for the business being written by Syndicate 4000.

We determined that the disposals of Quanta 4000 and Pembroke JV should be reflected as a discontinued operation in accordance with SFAS 144 and EITF 03-13, ‘‘Applying the conditions in Paragraph 42 of FAS 144 in determining whether to report Discontinued Operations’’ (‘‘EITF 03-13’’). In the first quarter of 2008, we reclassified the results of operations related to Quanta 4000 from continuing operations to discontinued operations for all periods presented in accordance with SFAS 144 and EITF 03-13. These results are reflected in the Condensed Consolidated Statement of Operations as Income from discontinued operations. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, for which we reclassified amounts from the prior periods.

The financial ratios we use in our Lloyd’s segment include the net loss ratio and the acquisition expense ratio. Our net loss ratio is calculated as net losses and loss expenses incurred divided by net premiums earned. Our acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned. Our financial ratios provide a measure of the current profitability of the earned portions of insurance contracts that were written in our Lloyd’s segment. In this report we only present financial ratios related to our Lloyd’s segment as our specialty insurance and reinsurance segments are in run-off.

Following the sale of Quanta 4000, we, on the one hand, and Quanta 4000 and Pembroke JV, on the other hand, ceased providing any services to the other. We do not expect any future cash flows from our Lloyd’s segment operations.

We recognized income on disposal of Quanta 4000 and Pembroke JV of $15.1 million related to this transaction during the first quarter of 2008. This income is presented in the Consolidated Statement of Operations as Income on disposal of discontinued operations, a component of discontinued operations. The components of this income are summarized below.

Income from operations of discontinued operations.    We recognized income from discontinued operations of $1.3 million for the period from January 1, 2008 to February 13, 2008, as compared to $5.5 million for the three months ended March 31, 2007. Our income from operations of discontinued operations consists of, in its entirety, revenues and expenses from Quanta 4000, which was sold on February 13, 2008.

The results for the period from January 1, 2008 to February 13, 2008 are not directly comparable with those for the three months ended March 31, 2007.

Our income from operations of Quanta 4000, previously included in the Lloyd’s segment, for the period from January 1, 2008 to February 13, 2008 and for the three months ended March 31, 2007, now reported in discontinued operations, are as follows:

	Period from January 1, 2008 to February 13, 2008	For the three months ended March 31, 2007
	($ in thousands)
Net premiums earned	$6,441	$28,053
Net investment income	413	1,074
Net gains on investments	28	46
Net foreign exchange (losses) gains	(615)	531
Net losses and loss expenses	(3,212)	(15,422)
Acquisition expenses	(916)	(5,756)
General and administrative expenses	(819)	(3,036)
Income from operations of discontinued operations	$1,320	$5,490

Net premiums earned.    Net premiums earned during the period from January 1, 2008 to February 13, 2008 were $6.4 million as compared to $28.1 million for the three months ended March 31, 2007. The earned premiums for the period from January 1, 2008 to February 13, 2008, reflect the earning of contracts written in 2007 and during the period ended February 13, 2008.

Net losses and loss expenses.    Net losses and loss expenses were $3.2 million for the period from January 1, 2008 to February 13, 2008, as compared to $15.4 million for the three months ended March 31, 2007. Net losses and loss expenses are a function of our net premiums earned and our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance underwritten.

The net loss ratio of Syndicate 4000 was 49.9% for the period from January 1, 2008 to February 13, 2008, compared to a net loss ratio of 55.0% for three months ended March 31, 2007. The reduction in net loss ratio is a result of net favorable loss development in respect of the 2005 year of account and, to a lesser extent, the 2006 year of account.

Acquisition expenses.    Acquisition expenses were $0.9 million for the period from January 1, 2008 to February 13, 2008, as compared to $5.8 million for the three months ended March 31, 2007.

Our acquisition expense ratio was 14.2% for the period from January 1, 2008 to February 13, 2008 as compared to 20.5% for the three months ended March 31, 2007. The acquisition ratio for the period from January 1, 2008 to February 13, 2008 reflects a decrease resulting from the earning of the premium deficiency reserve that was established in the fourth quarter of 2007 in relation to the subprime mortgage developments in the United States. This is partially offset by an increase in reinsurance costs arising from sub-prime related claims incurred by Syndicate 4000 and also the increased commission expenses being borne by the Syndicate in line with the change in business mix, with a higher proportion of the business now written in the Professional lines and Specie and fine art lines of business both of which carry higher acquisition costs.

General and administrative expenses.    General and administrative expenses were $0.8 million for the period from January 1, 2008 to February 13, 2008, compared to $3.0 million for the three months ended March 31, 2007. Many of the general and administrative expenses incurred by Syndicate 4000 were fixed costs such as the Lloyd’s central fund contributions, managing agency fees, both of which were based on a percentage of underwriting capacity set at the start of the underwriting year, and employee related expenses. Syndicate 4000’s Lloyd’s central fund contribution for the 2008 and 2007 underwriting years was reduced to 1% of stamp capacity.

Gain on disposal of discontinued operations.    We recognized a gain on disposal of Quanta 4000 and Pembroke JV of $15.1 million related to this transaction during the first quarter of 2008. This gain is presented in the Consolidated Statement of Operations as a component of discontinued operations.

The components of this gain are summarized below.

($ in thousands)
Total consideration	$—
Less:
Carrying value of Quanta 4000(1)	14,271
Reclassification of net realized losses on foreign currency translation	1,386
Carrying value of Pembroke JV(2)	(117)
Estimated transaction costs	(442)
Gain on disposal of Quanta 4000 and Pembroke JV	$15,098

(1)	Net liabilities of Quanta 4000 at February 13, 2008, prior to the disposal.
(2)	Carrying value of Pembroke JV at February 13, 2008 prior to the disposal.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company and as such, has no direct operations of its own. Quanta Holdings’ assets currently consist of investments in our subsidiaries through which we conducted our specialty insurance and reinsurance run-off and our technical services operations. We have operations in the U.S., Bermuda and Ireland.

As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiaries. We believe that the operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends, or the approval of certain regulators in the event of a return of capital, that these subsidiaries can ultimately pay to Quanta Holdings. In addition, following the withdrawal of our A.M. Best rating, the Bermuda Monetary Authority, the regulator of our most significant subsidiary, Quanta Reinsurance Ltd., amended Quanta Reinsurance Ltd.’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new transactions. We are working with applicable regulatory authorities to facilitate our ability, as the business we wrote expires over time, to pay dividends or return capital from our insurance operating subsidiaries to the holding company. The payment of dividends or return of capital to the holding company requires regulatory approval. In addition, because we have regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as ‘‘stacked subsidiaries,’’ obtaining approval to dividend funds or return capital requires the approval of a number of regulators before the funds can be made available to Quanta Holdings. Following approvals from the BMA, we declared a dividend of $1.75 per common share, or approximately $122.9 million, which was paid on March 28, 2008 to shareholders of record on March 25, 2008.

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

As of March 31, 2008, we had cash and cash equivalents and investments of approximately $536.9 million. Our cash and cash equivalents and investment balances include approximately

$96.7 million that is pledged as collateral for letters of credit, approximately $150.4 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $39.5 million held in trust funds that are related to our deposit liabilities and $27.2 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted cash, cash equivalents and investments of $223.1 million, including cash and cash equivalents of approximately $17.8 million. This amount is held mainly by our operating subsidiaries in Bermuda, the U.S. and Europe.

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

As of March 31, 2008, we had net cash and cash equivalent balances and other investments of approximately $223.1 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries.

As of March 31, 2008 and May 5, 2008, the face amounts of our fully secured outstanding letters of credit were approximately $83.6 million and $80.8 million.

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

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making is guided mainly by the nature and timing of our expected liability payouts, management’s forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our investment portfolio currently consists mainly of highly rated and liquid fixed income securities. However, to the extent our insurance liabilities are correlated with an asset class outside our minimum criteria, our investment guidelines will allow a deviation from those minimum criteria provided such deviations reduce overall risk. We have no immediate intent to liquidate our investment portfolios, other than in the normal course of our investment management policies. However, we may be required to sell securities to satisfy return premium, to pay claims or to meet loss obligations on contracts that are cancelled or commuted.

As at March 31, 2008, the market value of our total investment portfolio including cash and cash equivalents was $536.9 million of which $403.3 million related to trading fixed maturity investments, $17.8 million related to cash and cash equivalents, $20.1 million related to restricted cash and cash equivalents and $95.7 million related to trading short-term investments. Of the above amounts, $39.5 million related to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity and cash investments which are currently managed by Deutsche Asset Management, our external investment advisors. Custodians of our externally managed investment portfolios are Comerica Incorporated, JP Morgan Chase Bank N.A. and Citibank N.A.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA− and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB−. As of March 31, 2008, all of the fixed maturity investments were investment grade, with a weighted average credit rating of approximately ‘‘AAA’’ based on ratings assigned by S&P.

Our portfolio of investment grade fixed maturity investments includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007, delinquency and default rates have increased on these types of securities, and particularly on securities backed by subprime mortgages. Generally, subprime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of subprime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by subprime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to subprime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from our independent pricing sources in which significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2008. We believe our exposure to subprime credit risk is limited although there can be no assurance that events in the subprime mortgage sector will not adversely affect the value of our investments. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and historic and current cashflows. Together with our investment managers, we continue to monitor our potential exposure to subprime borrowers and we will make adjustments to the investment portfolio as necessary.

We currently believe that at March 31, 2008 our exposure to subprime mortgages was approximately $4.9 million, which represents less than one percent of our total cash and investments, and our exposure to Alt-A mortgages was approximately $5.8 million. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers.

The following table shows the amortized cost and fair value of our fixed maturities with exposure to subprime or Alt-A mortgages as at March 31, 2008.

	Weighted Average Life in Years	AAA Senior Tranche	AAA Junior Tranche	AA Junior Tranche	Amortized Cost	Fair Value
	($ in millions)
By Vintage Year
Fixed Maturities with subprime exposure
2003	2.0	$—	$—	$0.2	$0.2	$0.2
2004	0.2	0.1	—	—	0.1	0.1
2005	0.6	0.9	—	—	0.9	0.9
2006	2.1	3.7	—	—	3.8	3.7
Total	1.7	$4.7	$—	$0.2	$5.0	$4.9
Fixed Maturities with Alt-A exposure
2004	2.2	$0.2	$—	$—	$0.2	$0.2
2005	4.0	5.2	—	—	5.5	5.2
2006	2.4	—	0.4	—	0.4	0.4
Total	3.8	$5.4	$0.4	$—	$6.1	$5.8

Our insurance and reinsurance premiums receivable balances totaled $10.8 million as of March 31, 2008, compared to $57.9 million at December 31, 2007. The decrease in premiums receivable primarily reflects the sale of our interest in Lloyd’s. As of March 31, 2008, based on our review of the balance, which represents premium installments that are currently due, we have established a provision for uncollectible premiums receivable of $0.2 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $4.1 million and $26.7 million as of March 31, 2008, compared to $5.0 million and $75.6 million as of December 31, 2007. The decrease in deferred acquisition costs and unearned premiums, net of deferred reinsurance, is mainly due to the sale of our interest in Lloyd’s and, to a lesser extent, lower premiums written following our decision to cease underwriting or seeking new business. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $228.1 million as of March 31, 2008, compared to $376.6 million as of December 31, 2007. The decrease in our net loss and loss expense reserves reflects the sale of our interest in Lloyd’s and other net favorable loss developments in our run-off lines during the three months ended March 31, 2008.

During the three months ended March 31, 2008, we commuted several assumed reinsurance contracts, which resulted in a reduction of our gross loss and loss expense reserves amounting to $6.3 million. We also experienced net favorable loss developments of $7.3 million, including $2.9 million as a result of our commutation activity. This was partially offset by an increase in our estimate of deposit liabilities on non-traditional reinsurance contracts and our estimate of net losses and loss expenses incurred on net premiums earned during the three months ended March 31, 2008.

Our reserves for losses and loss adjustment expenses as of March 31, 2008 include our estimate of gross and net unpaid loss expenses, including incurred but not reported losses, of $32.0 million and $16.9 million relating to the 2005 hurricanes. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate.

Of our total reserves for losses and expense of $344.9 million at March 31, 2008, approximately $244.5 million or 71%, is represented by our estimate of incurred but not reported reserves, or IBNR. We have participated in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our reinsurance recoverables as of March 31, 2008 totaled $116.8 million, of which $3.6 million was currently due, compared to reinsurance recoverables as of December 31, 2007 of $148.4 million. The decrease in our reinsurance recoverable balance is primarily a result of the sale of our interest in Lloyd’s in the three months ended March 31, 2008. The decrease also reflects cash received from reinsurers in the three months ended March 31, 2008 and, to a lesser extent, favorable developments in our estimates of gross loss and loss expenses and our commutation activity. As of March 31, 2008, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $15.1 million relating to the 2005 hurricanes. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which we are subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate.

The average credit rating of our reinsurers as of March 31, 2008 is ‘‘A’’ (excellent) by A.M. Best. As of March 31, 2008, losses and loss adjustment expenses recoverable from reinsurers included approximately 43.6% due from Everest Reinsurance Ltd., a reinsurer rated ‘‘A+’’ (superior) by A.M. Best, and 10.9% due from Arch Reinsurance Ltd., a reinsurer rated ‘‘A’’ (excellent) by A.M. Best.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at March 31, 2008 and the reinsurers’ financial strength rating from A.M. Best:

Reinsurer	Losses and Loss Adjustment Expenses Recoverable	Amount of collateral	A.M. Best Rating
	($ in millions)
Everest Reinsurance Ltd.	$50.9	$—	A+
Arch Reinsurance Ltd.	12.8	4.9	A
The Toa Reinsurance Company of America	9.7	—	A
General Fidelity Insurance Company	8.4	—	A−
Aspen Insurance Ltd.	4.0	2.0	A
Various Lloyd’s syndicates	3.8	—	A
Peleus Reinsurance Ltd.	3.3	—	A
Glacier Reinsurance AG	3.2	3.2	A−
Odyssey America Reinsurance Corp.	3.1	—	A
Max Re Ltd.	2.8	2.8	A−
Allianz Marine & Aviation Versicherungs AG	1.7	—	A−
XL Re Ltd.	1.3	—	A
Transatlantic Reinsurance Company	0.4	—	A+
Other Reinsurers Rated A− or Better	6.5	2.2	A−
All Other Reinsurers	4.9	—	B+ or lower
Total	$116.8	$15.1

No reinsurers other than those included above accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of March 31, 2008.

Our shareholders’ equity was $248.4 million as of March 31, 2008, compared to $350.7 million as of December 31, 2007, reflecting a decrease of $102.3 million that was primarily attributable to the dividend paid to shareholders of $122.9 million offset by the net income to common shareholders of $19.1 million for the three months ended March 31, 2008.

As of March 31, 2008, we have provided a 100% cumulative valuation allowance against our net deferred tax assets. For the three months ended March 31, 2008, our net valuation allowance decreased by approximately $6.6 million, to $44.3 million. These deferred tax assets were generated primarily from net operating losses. The realization of deferred tax assets is dependent on future taxable income and future reversals of existing taxable temporary differences. Due to prior and existing operating losses, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have recorded a full valuation allowance against these net deferred tax assets as of March 31, 2008 and 2007.

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $33.1 million during the three months ended March 31, 2008, primarily due to the payment of claims and expenses during the period, offset by investment income and reinsurance recoverables received. During the same period, net cash of $151.5 million was provided by receipts from sales of investments (less amounts paid for purchases of investments) and net cash of $122.9 million was used for the payment of the dividend on March 28, 2008. Our cash flows from operations for the three months ended March 31, 2008 provided us with sufficient liquidity to meet operating cash requirements during that period.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties. As a result of the A.M. Best rating actions in 2006, the resulting loss of business and business opportunities, our decision to cease writing new business in all our product lines and the sale of our interests in Syndicate 4000, we do not expect any significant future cash flows associated with the receipt of premiums written. Furthermore, we expect cash flows from investment income to decrease in the future as we pay expenses and settle claims.

The cash flows from discontinued operations are combined, in the statement of cash flows, with the cash flows from continuing operations within each category. We do not expect the absence of cash flows from our discontinued operations to significantly affect our future liquidity.

On October 27, 2006, we entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the mandated lead arranger, providing for a secured bank letter of credit facility (the ’’ING credit facility’’). The ING credit facility provided for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009. Since January 1, 2008, we have reduced the aggregate commitment under the ING credit facility to $95.0 million. As of March 31, 2008 we had approximately $83.6 million of letters of credit outstanding under the ING credit facility.

Under the ING credit facility, the lenders will issue from time to time, for the account of the designated subsidiary borrowers, letters of credit in an aggregate face amount up to the aggregate commitment. The facility is secured by specified investments of the borrowers. Availability for issuances of letters of credit on account of any borrower is based on the amount of eligible investments pledged by the applicable borrower(s) and no material adverse change provisions. Regulatory restrictions will also limit the amount of investments that may be pledged by certain U.S. insurance borrowers and, consequently, the amount available for letters of credit under the facility on account of those borrowers. Quanta Holdings unconditionally and irrevocably guaranteed all of the obligations of our subsidiaries to the lenders under the ING credit facility.

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

In the near term, our other principal cash requirements are expected to be losses and loss adjustment expenses and other policy holder benefits, including those related to policy cancellations and commutations, expenses to execute our run-off plans, including legal, professional, severance and incentive payments, other operating expenses, premiums ceded, capital expenditures and taxes. We may also be required or choose to place capital in our operating subsidiaries.

The potential for a large claim under one of our insurance or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. As a result of our decision to cease underwriting or seeking new business and to place our specialty insurance and reinsurance lines into orderly run-off, we have incurred substantial costs, including severance payments, in connection with the implementation of any changes based on such decision. This decision also involves significant risks that may result in restructuring charges and unforeseen expenses and costs associated with exiting lines of business and complications or delays, including, among others things, the risk of failure. Additionally, we have entered into agreements with Peter D. Johnson, Jonathan J.R. Dodd, and a number of other key employees that provide for specified severance payments in the event of termination without cause or following a change of control. In the event of payout to all employees covered by these agreements, our cash requirements would include payments in an aggregate amount of up to approximately $5.8 million. Of this amount, $0.5 million is included within our accounts payable and accrued expenses at March 31, 2008. During the three months ended March 31, 2008, we have incurred severance charges of $0.3 million.

Under the 2007 LTIP, if any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based primarily on the share price received by our shareholders in the change of control transaction, plus any dividends previously paid to the shareholders. During the three months ended March 31, 2008, we expensed $3.9 million in relation to the 2007 LTIP. On May, 6, 2008, the Compensation Committee approved the provision of gross-up payments to certain key employees of the Company, including Mr. Johnson, the Chief Executive Officer of the Company, if payments to those employees under the 2007 LTIP and other compensatory arrangements are subject to specified excise taxes imposed under the Internal Revenue Code. Any gross-up payment would be equal to the sum of the excise tax and any income and excise tax on the gross-up payment, plus any additional taxes thereon.

We expect that our cash requirements for the payment of claims will be significant in future periods as we receive and settle claims, including those relating to the claims for the hurricanes that occurred in 2005.

We incurred an insignificant amount of capital expenditures during the three months ended March 31, 2008. As we continue to manage the run-off of our specialty insurance and reinsurance business, we are unable to quantify the amounts of future capital expenditures we may have to incur.

Dividends and Redemptions

Quanta Holdings depends on future dividends and other permitted payments from its subsidiaries to pay any dividends. Approval from regulatory authorities is required and we will continue to work with applicable regulatory authorities to facilitate dividends or capital return from our subsidiaries to Quanta Holdings. Further, our ability to pay dividends is subject to regulatory and contractual constraints, including the terms of the ING credit facility. Working with these regulators will take a long period of time and require the Company to meet many conditions. We will continue to work with the applicable regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations.

Following an approval granted by the BMA to one of our subsidiaries, we declared a dividend of $1.75 per common share, or approximately $122.9 million, which was paid on March 28, 2008 to shareholders of record on March 25, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

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

As described under ‘‘Liquidity’’ above, we entered into the ING credit facility providing for the issuance of letters of credit for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of March 31, 2008 and December 31, 2007, we had approximately $83.6 million and $91.6 million of secured letters of credit issued and outstanding under the facility. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedant companies that presently have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of March 31, 2008, we had approximately $150.4 million in cash and cash equivalents and investments held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $39.5 million held in trust funds that are related to our deposit liabilities and $27.2 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. We currently have cash and cash equivalent balances of approximately $17.8 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We are exposed to potential loss from these factors. Our most significant financial instruments are our investment assets which consist primarily of fixed maturity securities and cash equivalents that are denominated in U.S. dollars. External investment professionals manage our investment portfolios in accordance with our investment guidelines. Our investment guidelines also permit our investment managers to use derivative instruments in very limited circumstances. We will seek to mitigate market risks by a number of actions, as described below.

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

As of March 31, 2008 we did not hold any derivative instruments.

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

Our non-U.S. subsidiaries maintain both assets and liabilities in their functional currencies, principally Euro and British Pound Sterling. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Exchange rate fluctuations in Euro and British Pound Sterling functional currencies against our U.S. dollar reporting currency are reported as a separate component of other comprehensive (loss) income in shareholders’ equity. Foreign exchange risk associated with non-US dollar functional currencies of our foreign subsidiaries is reviewed as part of our risk management process and we employ foreign currency risk management strategies, as described above, to manage our exposure. Following the sale of our interest in Lloyd’s, we do not expect exchange rate fluctuations against non-U.S. dollar functional currencies to have a significant impact on our consolidated statement of operations and financial position.

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of March 31, 2008, our investment portfolio did not include any amounts that were denominated in foreign currencies nor did we hold any foreign currency forward contracts.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of March 31, 2008, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under management by third party investment managers of approximately $536.9 million would have been an estimated decrease in market value of approximately $13.1 million, or 2.4%. The impact on our net invested assets, including cash and cash equivalents, under management by third party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $11.1 million, or 2.1%.

As of March 31, 2008, our investment portfolio included AAA rated asset and mortgage-backed securities with a market value of $202.5 million, or 40.5%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody’s Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA− and that no more than 5% of our investment portfolio’s market value shall be invested in securities rated below BBB−/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of March 31, 2008, the average credit quality of our investment portfolio was AAA, and all of the fixed income securities held were investment grade.

Our portfolio of investment grade fixed maturity investments includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007 and the early part of 2008, delinquency and default rates increased on these types of securities, and particularly on securities backed by subprime mortgages. Generally, subprime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of subprime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by subprime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to subprime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from our independent pricing sources in which significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at March 31, 2008. We believe our exposure to subprime credit risk is limited although there can be no assurance that events in the subprime mortgage sector will not adversely affect the value of our investments. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and historic and current cashflows. Together with our investment managers, we continue to monitor our potential exposure to subprime borrowers and we will make adjustments to the investment portfolio as necessary.

We currently believe that at March 31, 2008 our exposure to subprime mortgages was approximately $4.8 million, which represents less than one percent of our total cash and investments, and our exposure to Alt-A mortgages was approximately $5.8 million, which represents less than one percent of our total cash and investments. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of March 31, 2008, our loss and loss adjustment expenses recoverable from reinsurers balance was $116.8 million, of which $3.6 million had been submitted to our reinsurers for payment, including $3.6 million that was due on March 31, 2008. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers’ financial strength ratings and seek letters of credit to collateralize balances due. At March 31, 2008 there were $15.1 million of letters of credit collateralizing balances due to us.

We are also exposed to credit risk relating to our premiums receivable balance. As of March 31, 2008, our premiums receivable balance was $10.8 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, we have carried out an evaluation under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operational effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2008.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information we are required to disclose in our SEC reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the quarter ended March 31, 2008, we outsourced the compiling and filing of certain routine non-financial regulatory reports to the states where the company’s licensed insurance companies are domiciled. The Company’s Vice President of Claims provides oversight over these filings.

There were no other significant changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 5, 2007, plaintiff Harold Zirkin filed a complaint against us in the U.S. District Court for the Southern District of New York, Zirkin v. Quanta Capital Holdings, Ltd. et al., U.S. District Court, Southern District of New York, Case No. 07 CV 851. On February 26, 2007, plaintiff Jorge Coronel filed a complaint against us in the same Court, Coronel v. Quanta Capital Holdings, Ltd. et al., U.S. District Court, Southern District of New York, Case No. 07 CV 1405. Both complaints alleged that we violated the federal securities laws as a result of false or misleading statements in disclosures to the investing public.

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

On July 16, 2007, Zirkin filed an amended complaint (the ‘‘Zirkin Complaint’’). Zirkin purports to sue on behalf of itself and a class of investors who purchased our preferred shares between December 14, 2005 and March 2, 2006. The Zirkin Complaint alleges that we made false statements concerning reserves for hurricane-related losses in a registration statement and prospectus that were circulated to investors in connection with a securities offering we completed in December 2005. The Zirkin Complaint alleges that we are liable under Sections 11 and 12(a)(2) of the Securities Act of 1933.

Zirkin has named as defendants, in addition to the Company, two firms that served as underwriters for this offering (Friedman, Billings, Ramsey & Co., Inc. (‘‘FBR’’) and BB&T Capital Markets (‘‘BBT’’)), and six individuals who served as officers or directors at the time of the offering (James Ritchie, Jonathan Dodd, Robert Lippincott III, Michael Murphy, Nigel Morris, and W. Russell Ramsey).

Washington filed a separate amended complaint (the ‘‘Washington Complaint’’) on July 16, 2007. Washington purports to sue on behalf of itself and a class of investors who purchased our common shares between October 4, 2005 and April 3, 2006. The Washington Complaint alleges that during that period, we made false and misleading statements, and omitted to state material information, in various disclosures. The disclosures and alleged omissions at issue in the case relate to reserves for hurricane-related losses, reserves related to an oil pipeline leak, and the quality of our internal controls over financial reporting. The Washington Complaint alleges claims against us under Sections 11 and 12(a)(2) of the Securities Act of 1933, based on statements made in connection with the above-referenced securities offering and under Section 10(b) of the Securities Act of 1934 and Rule 10b-5 promulgated thereunder, based on statements made at various times and contexts.

The Company, FBR, BBT, and the six individuals named as individual defendants in the Zirkin Complaint (Messrs. Ritchie, Dodd, Lippincott, Murphy, Morris, and Ramsey) are all named as defendants in the Washington Complaint as well. In addition, the Washington Complaint also names as a defendant Tobey Russ (former Chairman of the Company’s Board of Directors and former Chief Executive Officer).

In September 2007, we filed motions challenging the legal sufficiency of the claims asserted in both cases, and asked the Court to dismiss both cases. The briefing on these motions was completed in January 2008 and a hearing was held in April 2008. However, the Court has neither issued any rulings addressing the motions or the merits of these cases, nor decided whether it will certify any case against us to proceed as a class action. In accordance with the Private Securities Litigation Reform Act, discovery in these cases has been stayed pending a ruling by the Court on the motions. We intend to continue to defend these actions vigorously.

In the normal course of business, we are involved in various claims and legal proceedings, including litigation and arbitration. We do not believe that the eventual outcome of any such pending ordinary course of business litigation or arbitration is likely to have a material effect on our financial condition. Many of our insurance and reinsurance arrangements require disputes thereunder to be finally settled by binding arbitration. Assets and liabilities which are or may be the subject of arbitration are reflected in the financial statements based on our estimates of the ultimate amount to be realized as paid.

ITEM 5.    OTHER INFORMATION

On May 6, 2008, the Compensation Committee approved the provision of gross-up payments to certain key employees of the Company, including Mr. Johnson, the Chief Executive Officer of the Company, if payments to those employees under the 2007 LTIP and other compensatory arrangements, are subject to specified excise taxes imposed under the Internal Revenue Code. Any gross-up payment would be equal to the sum of the excise tax and any income and excise tax on the gross-up payment, plus any additional taxes thereon.

ITEM 6.    EXHIBITS

10.1		Stock Purchase Agreement, dated as of February 7, 2008, among Quanta Capital Holdings Ltd., Chaucer Holdings Plc and Quanta 4000 Holding Company Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2008).
10.2		Letter Agreement dated March 11, 2008 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.21 to the Company’s Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008).
31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.
Date: May 8, 2008	/s/ Peter D. Johnson
Peter D. Johnson (On behalf of the registrant and as Principal Executive Officer)
Date: May 8, 2008	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

10.1		Stock Purchase Agreement, dated as of February 7, 2008, among Quanta Capital Holdings Ltd., Chaucer Holdings Plc and Quanta 4000 Holding Company Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2008).
10.2		Letter Agreement dated March 11, 2008 between the Company and Peter Johnson (incorporated by reference from Exhibit 10.21 to the Company’s Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008).
31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.