Form 10-Q
period 2008-06-30
QUANTA CAPITAL HOLDINGS LTD
filed 2008-08-08
CIK 1264242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

As of August 4, 2008 there were 70,179,446 common shares, $0.01 par value per share, outstanding.

QUANTA CAPITAL HOLDINGS LTD.

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTA CAPITAL HOLDINGS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Investments at fair value (amortized cost: June 30, 2008, $480,116; December 31, 2007, $645,205) Trading investments	$479,547	$648,384

	479,547	648,384
Cash and cash equivalents	14,459	22,314
Restricted cash and cash equivalents	19,309	131,013
Accrued investment income	2,498	4,719
Premiums receivable	10,900	57,912
Funds withheld by cedants	611	443
Losses and loss adjustment expenses recoverable	95,639	148,440
Deferred acquisition costs, net	4,534	4,988
Deferred reinsurance premiums	2,180	20,011
Software, property and equipment, net of accumulated depreciation of $4,022 (December 31, 2007: $7,863)	660	747
Other intangible assets	7,175	7,175
Net deferred tax asset	—	5,277
Other assets	21,202	29,932

Total assets	$658,714	$1,081,355

Liabilities
Reserve for losses and loss expenses	$322,915	$525,088
Unearned premiums	24,060	95,586
Environmental liabilities assumed	1,203	1,456
Reinsurance balances payable	1,973	40,027
Accounts payable and accrued expenses	24,387	22,144
Deposit liabilities	40,139	36,867
Deferred income and other liabilities	2,004	1,762
Income taxes payable	—	5,277
Contingencies (Note 9)	2,486	2,486

Total liabilities	419,167	730,693
Commitments (Note 9)	—	—
Shareholders’ equity
Common shares ($0.01 par value; 200,000,000 shares authorized; 70,175,440 and 70,133,499 issued and outstanding at June 30, 2008 and December 31, 2007)	702	701
Additional paid-in capital	460,235	582,889
Accumulated deficit	(221,367)	(231,399)
Accumulated other comprehensive loss	(23)	(1,529)

Total shareholders’ equity	239,547	350,662

Total liabilities and shareholders’ equity	$658,714	$1,081,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues
Gross premiums written	$(9,084)	$(4,077)	$(13,959)	$(12,810)
Premiums ceded	4,739	1,668	6,210	(8,511)

Net premiums written	(4,345)	(2,409)	(7,749)	(21,321)
Change in net unearned premiums	4,674	3,805	7,179	20,301

Net premiums earned	329	1,396	(570)	(1,020)
Technical services revenues	—	501	—	993
Net investment income	4,771	10,143	11,985	20,874
Net (losses) gains on investments	(5,600)	(6,371)	426	(4,531)
Net foreign exchange (losses) gains	(200)	454	(615)	187
Other income (expense)	14	2,714	(178)	3,765

Total revenues	(686)	8,837	11,048	20,268

Expenses
Net losses and loss expenses	(6,541)	1,479	(9,574)	352
Acquisition expenses	1,112	270	1,152	(287)
General and administrative expenses	13,673	13,061	25,387	24,993
Interest expense	—	1,442	—	2,835
Depreciation of fixed assets and amortization and impairment of intangible assets	87	78	173	755

Total expenses	8,331	16,330	17,138	28,648

Loss from continuing operations before income taxes	(9,017)	(7,493)	(6,090)	(8,380)
Income tax expense (benefit)	32	9	296	(16)

Net loss from continuing operations	(9,049)	(7,502)	(6,386)	(8,364)
Discontinued operations:
(Loss) income from discontinued operations	—	(533)	1,320	4,957
Gain on disposal of discontinued operations	—	—	15,098	—

Net (loss) income from discontinued operations	—	(533)	16,418	4,957

Net (loss) income to common shareholders	$(9,049)	$(8,035)	$10,032	$(3,407)

Weighted average common share and common share equivalents:
Basic	70,146,112	70,059,993	70,141,278	70,034,089
Diluted	70,146,112	70,059,993	70,169,204	70,034,089
Basic loss from continuing operations per common share	$(0.13)	$(0.10)	$(0.09)	$(0.12)
Basic (loss) income from discontinued operations per common share	—	(0.01)	0.02	0.07
Basic gain on discontinued operations per common share	—	—	0.21	—

Basic (loss) income per common share	$(0.13)	$(0.11)	$0.14	$(0.05)

Diluted loss from continuing operations per common share	$(0.13)	$(0.10)	$(0.09)	$(0.12)
Diluted (loss) income from discontinued operations per common share	—	(0.01)	0.02	0.07
Diluted gain on discontinued operations per common share	—	—	0.21	—

Diluted (loss) income per common share	$(0.13)	$(0.11)	$0.14	$(0.05)

Dividend declared and paid per common share	$—	$—	$1.75	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net (loss) income	$(9,049)	$(8,035)	$10,032	$(3,407)
Other comprehensive income (loss)
Reclassification of net realized losses on foreign currency translation included in gain on disposal of discontinued operations	—	—	1,386	—
Foreign currency translation adjustments on discontinued operations	—	(387)	90	(452)
Foreign currency translation adjustments on continuing operations	6	(119)	30	(180)

Other comprehensive income (loss)	6	(506)	1,506	(632)

Comprehensive (loss) income	$(9,043)	$(8,541)	$11,538	$(4,039)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars except for share and per share amounts)

	For the six months ended
	June 30,	June 30,
	2008	2007

Share capital – common shares of par value $0.01 each
Balance at beginning of period	$701	$700
Issued during period	1	1

Balance at end of period	702	701

Additional paid-in capital
Balance at beginning of period	582,889	582,578
Common share dividends paid (per share 2008: $1.75; 2007: none)	(122,867)	—
Non-cash stock compensation expense	213	138

Balance at end of period	460,235	582,716

Accumulated deficit
Balance at beginning of period	(231,399)	(263,830)
Cumulative effect adjustment resulting from the adoption of SFAS 159	—	10,021
Net income (loss) available to common shareholders for period	10,032	(3,407)

Balance at end of period	(221,367)	(257,216)

Accumulated other comprehensive (loss) income
Balance at beginning of period	(1,529)	8,888
Cumulative effect adjustment resulting from the adoption of SFAS 159	—	(10,021)
Foreign currency translation adjustments on discontinued operations	1,476	—
Foreign currency translation adjustments on continuing operations	30	(632)

Balance at end of period	(23)	(1,765)

Total shareholders’ equity	$239,547	$324,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	For the six months ended
	June 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$10,032	$(3,407)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Income from discontinued operations	(1,320)	(4,957)
Gain on disposal of discontinued operations	(15,098)	—
Depreciation of property and equipment	172	580
Amortization and Impairment of intangible assets	—	175
Amortization of net discounts on investments	(634)	(3,621)
Net (losses) gains on investments	(426)	4,531
Gain (loss) on foreign exchange translation	30	(632)
Loss on sale of property and equipment	—	108
Non-cash stock compensation expense	214	103
Changes in assets and liabilities:
Restricted cash and cash equivalents	4,436	7,843
Accrued investment income	2,151	324
Premiums receivable	1,427	7,473
Losses and loss adjustment expenses recoverable	27,008	67,801
Deferred acquisition costs, net	(447)	(2,938)
Deferred reinsurance premiums	5,696	15,421
Other accounts receivable	—	(3,320)
Other assets	3,117	1,486
Reserve for losses and loss adjustment expenses	(41,872)	(56,871)
Unearned premiums	(13,002)	(30,001)
Environmental liabilities assumed	(253)	(915)
Reinsurance balances payable	(24,133)	(14,749)
Accounts payable and accrued expenses	3,620	(19,871)
Deposit liabilities	3,272	(812)
Deferred income and other liabilities	242	(3,524)

Net cash used in operating activities of continuing operations	(35,768)	(39,773)
Net cash used in operating activities of discontinued operations	—	(3,075)

Net cash used in operating activities	(35,768)	(42,848)

Cash flows provided by investing activities
Investment in equity investment, recorded at cost in other assets	—	(118)
Purchases of fixed maturities and short-term investments	(189,898)	(699,108)
Proceeds from sale of fixed maturities and short-term investments	341,205	753,708
Proceeds from disposal of discontinued activities, net of expenses	(442)	—
Capital expenditures	(85)	—

Net cash provided by investing activities of continuing operations	150,780	54,482
Net cash provided by investing activities of discontinued operations	—	5,914

Net cash provided by investing activities	150,780	60,396

Cash flows used in financing activities
Cash dividend paid to common shareholders	(122,867)	—

Net cash used in financing activities of continuing operations	(122,867)	—

(Decrease) increase in cash and cash equivalents	(7,855)	17,548
Cash and cash equivalents at beginning of period	22,314	32,894

Cash and cash equivalents at end of period	$14,459	$50,442

Supplemental cash flows information:
Interest paid	—	$4,499

Income taxes paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

QUANTA CAPITAL HOLDINGS LTD.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars except for share amounts, or as otherwise stated)

1.	Description of business and basis of presentation

Quanta Capital Holdings Ltd. (“Quanta Holdings”), incorporated on May 23, 2003, is a holding company organized under the laws of Bermuda. Quanta Holdings and its subsidiaries, collectively referred to as the “Company”, “we”, “us” or “our”, were formed to provide specialty insurance, reinsurance, risk assessment and risk technical services and products on a global basis.

Following losses in the 2005 hurricane season and the resulting A.M. Best rating action in 2006, the Company began running off its insurance and reinsurance businesses, other than in its participation in Syndicate 4000 in the Lloyd’s market. In September 2006, the Company sold its interest in Environmental Strategies Consulting LLC (“ESC”), a wholly owned environmental risk management subsidiary.

On February 13, 2008, the Company sold Quanta 4000 Ltd. (“Quanta 4000”), which provided 90% of the capital for the 2007 underwriting year for Syndicate 4000, and its interest in Pembroke JV Ltd. (“Pembroke JV”) to Chaucer Holdings Plc. (“Chaucer”) and secured the release of approximately $117.2 million of cash and investment assets which had previously been pledged to Lloyd’s as capital support for the business being written by Syndicate 4000. Syndicate 4000 is managed by Pembroke Managing Agency Limited (“Pembroke”) of which the Company owned 15% through its share ownership in its parent, Pembroke JV, acquired in a transaction that was closed on March 2, 2007. Pembroke provides technical and administrative support and oversight to Syndicate 4000 and was established as a joint venture among Quanta Holdings, Chaucer, the specialist Lloyd’s insurer, and the Syndicate 4000 underwriting team. See Note 3 for further details on the sale of the Company’s interest in Quanta 4000.

On March 13, 2008, the Company declared a dividend of $1.75 per common share, or approximately $122.9 million, which was paid on March 28, 2008 to shareholders of record on March 25, 2008.

On May 30, 2008, the Company announced that it had entered into a definitive agreement and plan of amalgamation (the “Amalgamation Agreement”) with Catalina Holdings (Bermuda) Ltd. (“Catalina”) and Catalina Alpha Ltd., a wholly owned subsidiary of Catalina. Pursuant to the terms of the Amalgamation Agreement, at the closing, Catalina will acquire all of the common shares of the Company in a transaction valued at approximately $197 million. At the closing of the proposed amalgamation, holders of the common shares of Quanta Holdings will receive $2.80 per share in cash.

Completion of the amalgamation is contingent upon satisfaction of closing conditions, including the approval of holders of at least 75% of the common shares voting at the special general meeting of the shareholders, various regulatory approvals and notices and other conditions. The Amalgamation Agreement also contains certain termination rights of Catalina and the Company. Upon termination of the Amalgamation Agreement, under certain circumstances, the Company may be obligated to pay a $6.0 million termination fee to Catalina. In certain circumstances, the Company may also be required to pay up to $1.0 million of Catalina’s expenses in connection with any termination of the Amalgamation Agreement. The transaction is expected to close in the last quarter of 2008. See Note 10 for further information regarding the proposed amalgamation.

The Company continues to actively run off its remaining insurance and reinsurance business and maintains offices in Bermuda, Ireland and the United States of America (the “U.S.”).

Interim financial information

These unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations as at the end of and for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full year. All significant inter-company balances and transactions have been eliminated on consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Form 10-K filed by the Company with the SEC on March 14, 2008 and Form 10-K/A filed with the SEC on April 29, 2008 (collectively, the “Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities reported at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the unaudited condensed consolidated financial statements reflect management’s best estimates and assumptions, the actual results could ultimately be materially different from the amounts currently provided for in the unaudited condensed consolidated financial statements. The Company’s principal estimates and assumptions relate to the development and determination of the following:

•	reserves for losses and loss adjustment expenses;

•	reinsurance balances recoverable and payable;

•	deposit liabilities;

•	certain estimated premiums written, unearned premiums and receivables;

•	contingent commissions receivable and payable;

•	provision for non-collectible reinsurance balances recoverable and premiums receivable;

•	the valuation of investments and determination of hierarchical inputs used to measure fair value of investments;

•	litigation and other contingent liabilities;

•	annual incentive plan provisions and severance accruals;

•	the valuation of intangible assets;

•	environmental liabilities assumed; and

•	deferred income taxes and liabilities.

2.	Summary of Significant Accounting Policies

A detailed discussion and analysis of the Company’s significant accounting policies is provided in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007 included in the Form 10-K.

In 2008, the Company has made certain changes in the disclosures and presentation of its financial statements. Certain 2007 disclosures and balances have been reclassified to conform to the 2008 presentation.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133” (“SFAS 161”). This statement changes required disclosures for derivatives and hedging activities, including enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Lives of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation will be effective for the Company beginning January 1, 2009 and must also be applied to interim periods within 2009. The Company is currently evaluating the potential impact of this guidance; however, it is not expected to have a significant impact on the Company’s financial condition and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Principles” (“SFAS 162”) which outlines the order of authority for the sources of accounting principles. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have an impact on its financial condition and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FAS 60” (“SFAS 163”) to address current diversity in practice with respect to accounting for financial guarantee insurance contracts by insurance enterprises under Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views regarding when a loss has been incurred under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. The standard is effective for the Company beginning January 1, 2009, and must be applied to all interim periods within 2009, except for certain disclosures about the Company’s risk management activities which are required to be included in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2008. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of this guidance.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for the Company as of January 1, 2009 and will have to be applied retrospectively to all periods presented. The Company will evaluate the impact of the adoption in the event any instruments that would be subject to this guidance are being considered in the future, however, it is not expected to have any impact on the Company’s financial condition and results of operations upon adoption as the Company does not have any instruments issued and outstanding that will be subject to this guidance.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (EPS) pursuant to the two-class method described in paragraphs 60 and 61 of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). A share-based payment award that contains a non-forfeitable right to receive cash when dividends are paid to common shareholders irrespective of whether that award ultimately vests or remains unvested shall be considered a participating security as these rights to dividends provide a non-contingent transfer of value to the holder of the share-based payment award. Accordingly, these awards should be included in the computation of basic EPS pursuant to the two-class method. The guidance in FSP EITF 03-6-1 is effective for the Company for the fiscal year beginning January 1, 2009 and all interim periods within 2009. All prior period EPS data presented will have to be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Under the terms of the Company’s restricted stock awards, grantees are entitled to the right to receive dividends on the unvested portions of their awards. There is no requirement to return these dividends in the event the unvested awards are forfeited in the future. Accordingly, this FSP will have an impact on the Company’s EPS calculations. The Company is currently evaluating the impact of this guidance.

3.	Disposal of Quanta 4000 and Pembroke JV

On February 13, 2008, the Company sold its 100% equity interest in Quanta 4000, which was part of the Company’s Lloyd’s segment, and its interest in Pembroke JV, to Chaucer for a nominal amount and secured the release of $117.2 million which had previously been pledged to Lloyd’s as security for the business being written by Syndicate 4000.

The Company has determined that Quanta 4000 and Pembroke JV should be presented as a discontinued operation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“FAS 144”) and EITF 03-13, “Applying the conditions in Paragraph 42 of FAS 144 in Determining whether to report Discontinued Operations” (“EITF 03-13”). In the first quarter of 2008, the Company has reclassified the results of operations related to Quanta 4000 from its continuing operations to discontinued operations for all periods presented in accordance with SFAS 144 and EITF 03-13. These results are reflected in the Condensed Consolidated Statements of Operations as Income from discontinued operations. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, for which it reclassified amounts from the prior periods.

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

Total consideration	$—
Less:
Carrying value of Quanta 4000(1)	(14,271)
Reclassification of net realized losses on foreign currency translation	(1,386)
Carrying value of Pembroke JV(2)	117
Estimated transaction costs	442

Gain on disposal of Quanta 4000 and Pembroke JV	$15,098

(1)	Net liabilities of Quanta 4000 at February 13, 2008, prior to the impact of the sale transaction.

(2)	Carrying value of Pembroke JV at February 13, 2008, prior to the impact of the sale transaction.

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

The Company’s income from discontinued operations generated by Quanta 4000, previously included within the Lloyd’s segment and now reported in discontinued operations, was as follows:

	Period from	For the three	For the six
	January 1, 2008 to	months ended	months ended
	February 13, 2008	June 30, 2007	June 30, 2007

Net premiums earned	$6,441	$18,468	$46,521
Net investment income	413	581	1,655
Net gains on investments	28	719	765
Net foreign exchange (losses) gains	(615)	269	800
Net losses and loss expenses	(3,212)	(11,682)	(27,104)
Acquisition expenses	(916)	(4,994)	(10,750)
General and administrative expenses	(819)	(3,894)	(6,930)

Income (loss) from discontinued operations	$1,320	$(533)	$4,957

4.	Segment information

During the six months ended June 30, 2008, following the sale of the interests in Lloyd’s, the Company changed the composition of its reportable segments. The Company had created the Lloyd’s segment for its Syndicate 4000 business and, following the sale of Quanta 4000 and Pembroke JV, this segment was discontinued. The remaining specialty insurance and reinsurance run-off segments have been aggregated as appropriate given the similar economic characteristics in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the fact that neither the specialty insurance nor reinsurance run-off segments are writing new or renewal business. The remaining business shown previously as technical services does not meet the quantitative thresholds required under SFAS 131 and is not required to be reported separately.

5.	Deposit Liabilities

In the fourth quarter of 2004, the Company entered into a surplus relief life reinsurance arrangement with a U.S. insurance company (the “Surplus Client”) and assumed, through novation agreements, several life reinsurance contracts it had entered into with several cedants. The Surplus Client, which is subject to insurance regulation in the United States and therefore is required to maintain a certain amount of statutory capital, was then able to reduce its statutory capital requirements. In exchange for the Company’s assumption of the contracts it received a fee. The arrangement provided, among other things, that on certain dates and during specific periods, the Surplus Client had the right but not the obligation to recapture the life reinsurance contracts the Company assumed and provided that the underlying cedants would not unreasonably withhold their consent to this recapture.

The Company records this arrangement using deposit accounting in accordance with its critical accounting policy for reinsurance contracts that do not transfer significant risk as it believed at the time it entered into the contract that the Surplus Client’s option to recapture together with the assumption of the life insurance contracts constituted one contract with minimal mortality, credit or other insurance or economic risk. The Company monitored this contract periodically since its inception in the fourth quarter of 2004. As a result of this monitoring process, the Company believes that the Surplus Client may not recapture the underlying insurance contracts in the future as they have not performed as originally anticipated. As a result, during the first quarter of 2008 and in accordance with Statement of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Insurance Risk,” the Company increased the deposit liability by approximately $4.0 million based on the present value of expected future cash flows on the underlying insurance contracts, assuming the Surplus Client does not recapture these contracts, with the adjustment being recorded in net losses and loss expenses in the Condensed Consolidated Statement of Operations.

6.	Income per share

The following table sets forth the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net loss from continuing operations	$(9,049)	$(7,502)	$(6,386)	$(8,364)
Net (loss) income from discontinued operations	—	(533)	16,418	4,957

Net (loss) income to common shareholders	$(9,049)	$(8,035)	$10,032	$(3,407)

Weighted average common share and common share equivalents:
Basic	70,146,112	70,059,993	70,141,278	70,034,089
Diluted	70,146,112	70,059,993	70,169,204	70,034,089
Basic (loss) income per common share:
Basic loss from continuing operations per common share	$(0.13)	$(0.10)	$(0.09)	$(0.12)
Basic net (loss) income from discontinued operations per common share	—	(0.01)	0.23	0.07

Basic (loss) income per common share	$(0.13)	$(0.11)	$0.14	$(0.05)

Diluted (loss) income per common share:
Diluted loss from continuing operations per common share	$(0.13)	$(0.10)	$(0.09)	$(0.12)
Diluted net (loss) income from discontinued operations per common share	—	(0.01)	0.23	0.07

Diluted (loss) income per common share	$(0.13)	$(0.11)	$0.14	$(0.05)

For the six months ended June 30, 2008, the calculation of weighted average common shares outstanding on a diluted basis excludes 519,310 options and 2,542,813 warrants. These are excluded due to the exercise price being in excess of the average share price for the six months ended June 30, 2008.

For the three months ended June 30, 2008, due to a net loss for the periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three months ended June 30, 2008, the calculation of weighted average common shares outstanding on a diluted basis excludes 547,235 options and 2,542,813 warrants.

For the three and six months ended June 30, 2007, due to a net loss for the periods presented, the assumed net exercise of options and warrants under the treasury stock method has been excluded, as the effect would have been anti-dilutive. Accordingly, for the three and six months ended June 30, 2007, the calculation of weighted average common shares outstanding on a diluted basis excludes 801,849 options and 2,542,813 warrants.

7.	Investments

The fair value of fixed maturity and short-term investments as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Fixed maturities:
U.S. government and government sponsored agencies	$108,964	$267,488
Foreign governments	2,654	11,496
Tax-exempt municipal	1,036	1,038
Corporate	47,885	63,312
Asset-backed securities	31,030	51,403
Mortgage-backed securities	128,640	164,767

Total fixed maturities	320,209	559,504
Short-term investments	159,338	88,880

Total investments	$479,547	$648,384

The following table shows how our fixed maturity investments are categorized in accordance with SFAS 157 at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Quoted prices in active market (Level I)	$159,338	$88,880
Significant other observable inputs (Level II)	320,209	559,504

Fair value	$479,547	$648,384

The Company made its determination of appropriate categorization of investments based on advice regarding pricing practices provided by the Company’s investment managers.

Short-term investments are categorized as Level I due to availability of an active market. All other fixed maturity investments are stated at fair value as determined either by independent pricing services or, when such prices are unavailable, by reference to broker or underwriter bid indications. Although the Company believes the majority of these securities could be classified as quoted on active markets they are not quoted on a public exchange and we can not be assured that there was an active market for each security on June 30, 2008. Therefore, the Company is classifying them as Level II.

Included in Level II is approximately $4.2 million and $2.8 million relating to the Company’s exposure to subprime and Alt-A mortgages, which represents 1.5% of total cash and investments at June 30, 2008. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers. At June 30, 2008, the Company believes that, although the market appeared to have been illiquid, all significant inputs relating to the overall fair value measurement were observable.

The Company does not believe that it has any securities that meet the definition of Level III, a valuation based on inputs that are unobservable and significant to the overall fair value measurement.

Contractual maturities of the Company’s trading securities as of June 30, 2008 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30,	December 31,
	2008	2007
	Fair value	Fair value

Fixed maturities:
Due in one year or less	$189,908	$173,213
Due after one year through five years	88,049	205,951
Due after five years through 10 years	33,070	39,857
Due after 10 years	8,850	13,193

Total fixed maturities	319,877	432,214
Mortgage-backed and asset-backed securities	159,670	216,170

Total investments	$479,547	$648,384

Unaudited credit ratings of the Company’s fixed maturities and short-term investments as of June 30, 2008 and December 31, 2007 are shown below.

	June 30, 2008		December 31, 2007
Ratings*	Fair value	Percentage	Fair value	Percentage

AAA	$425,890	88.8%	$571,370	88.1%
AA	15,001	3.1%	19,341	3.0%
A	35,082	7.3%	56,926	8.8%
BBB	3,574	0.8%	747	0.1%

Total	$479,547	100.0%	$648,384	100.0%

*	ratings as assigned by Standard & Poor’s Corporation

The components of net investment income for the three and six months ended June 30, 2008 and 2007 were derived from the following sources:

	Three months ended
	June 30,	June 30,
	2008	2007

Fixed maturities	$3,773	$7,061
Cash, cash equivalents and short-term investments	1,043	620

Gross investment income	4,816	7,681
Net amortization of discount/premium	284	2,751
Investment expenses	(329)	(289)

Net investment income	$4,771	$10,143

	Six months ended
	June 30,	June 30,
	2008	2007

Fixed maturities	$9,665	$15,088
Cash, cash equivalents and short-term investments	2,365	2,745

Gross investment income	12,030	17,833
Net amortization of discount/premium	634	3,621
Investment expenses	(679)	(580)

Net investment income	$11,985	$20,874

Net (losses) gains on investments within the consolidated statement of operations for the three months ended June 30, 2008 and 2007 consisted of the following:

	Three months ended
	June 30,	June 30,
	2008	2007

Net realized gains on investments	$1,665	$282
Net change in fair market value of investments	(7,265)	(6,653)

Net losses on investments	$(5,600)	$(6,371)

For the three months ended June 30, 2008, gross realized pre-tax investment gains and losses were approximately $2.2 million and $0.5 million. Gross realized pre-tax investment gains and losses for the three months ended June 30, 2007 were approximately $0.3 million and $0.01 million. For the three months ended June 30, 2008 and 2007, all gains and losses were realized from the sale of fixed maturity investments.

Net gains (losses) on investments within the consolidated statement of operations for the six months ended June 30, 2008 and 2007 consisted of the following:

	Six months ended
	June 30,	June 30,
	2008	2007

Net realized gains on investments	$6,100	$1,252
Net change in fair market value of investments	(5,674)	(5,783)

Net gains (losses) on investments	$426	$(4,531)

For the six months ended June 30, 2008, gross realized pre-tax investment gains and losses were approximately $6.7 million and $0.6 million. Gross realized pre-tax investment gains and losses for the six months ended June 30, 2007 were approximately $1.8 million and $0.5 million. For the six months ended June 30, 2008 and 2007, all gains and losses were realized from the sale of fixed maturity investments.

8.	Underwriting activity and reinsurance

During the three and six months ended June 30, 2008, the Company returned approximately $10.4 million and $14.2 million in gross written premium arising from policy cancellations as compared to approximately $7.0 million and $16.7 million in gross written premium returned during the three and six months ended June 30, 2007. These amounts relate to policy cancellations and exclude premiums returned in connection with commutations.

The Company completed several commutation transactions with certain of its cedants resulting in aggregate net cash payments to those cedants in the amount of $1.3 million and $4.4 million in the three and six months ended June 30, 2008, which represents full and final settlement and release from all current and future obligations under those reinsurance contracts. At June 30, 2008, an amount of $1.0 million is included in reinsurance balances payable representing the full and final settlement of one of the commutations. The net commutation payments reduced net premiums receivable by $0.01 million and $0.3 million for the three and six months ended June 30, 2008. The net commutation payments also reduced gross loss reserves by $2.0 million and $8.3 million for the three and six months ended June 30, 2008.

The Company recognized a net gain on commutations of $0.9 million during the three months ended June 30, 2008, which consisted of net favorable loss development of $0.8 million offset by returned earned premium of $0.1 million. The Company recognized a net gain on commutations of $3.4 million during the six months ended June 30, 2008 which consisted of net favorable loss development of $3.7 million offset by returned earned premium of $0.5 million.

The Company also completed two commutation transactions with certain of its ceded reinsurers which resulted in aggregate net cash receipts of $2.6 million for the three and six months ended June 30, 2008. The transactions represent full and final settlement and release from all current and future obligations under those ceded reinsurance contracts. The net commutation receipts reduced net premiums payable by an aggregate amount of $0.2 million for the three and six months ended June 30, 2008. The net commutation receipts also reduced loss and loss adjustment expenses recoverable by $1.7 million for the three and six months ended June 30, 2008.

The Company recognized a net gain on these ceded commutations of $1.0 million during the three and six months ended June 30, 2008 which consisted of net adverse loss development of $0.1 million offset by returned ceded premium of $1.1 million.

For the three and six months ended June 30, 2008, total net favorable loss development was approximately $6.1 million and $13.4 million. The Company recorded net favorable loss development of approximately $7.1 million and $10.9 million arising in its more mature accident periods where actual loss experience has been better than expected and $0.8 million and $3.7 million arising as a result of commutation activities. These amounts were offset by net adverse loss development in relation to hurricanes Katrina, Rita and Wilma (the “2005 hurricanes”) and hurricanes Charley, Frances, Ivan and Jeanne (the “2004 hurricanes”) for the three and six months ended June 30, 2008, of approximately $1.8 million and $1.2 million.

Reinsurance assets due from reinsurers include losses and loss adjustment expenses recoverable and deferred reinsurance premiums. The Company is subject to credit risk with respect to reinsurance ceded because the ceding of risk does not relieve the Company from its primary obligations to its policyholders. Failure of the Company’s reinsurers to honor their obligations could result in credit losses. As of June 30, 2008, the Company recorded a provision for potential credit losses relating to losses and loss adjustment expenses recoverable of $0.6 million. No amounts were written off during the three and six months ended June 30, 2008.

The following table lists the Company’s largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable and the amount of collateral held by the Company at June 30, 2008, together with the reinsurers’ financial strength rating from A.M. Best:

	Losses and
	Loss
	Adjustment
	Expenses	Amount of	A.M. Best
Reinsurer	Recoverable	collateral	Rating
	($ in millions)

Everest Reinsurance Ltd.	$47.1	—	A+
The Toa Reinsurance Company of America	9.3	—	A
General Fidelity Insurance Company	7.9	—	A−
Aspen Insurance Ltd.	5.0	2.0	A
Peleus Reinsurance Ltd.	3.2	—	A
Odyssey America Reinsurance Corp.	3.2	—	A
Max Re Ltd.	3.1	3.0	A−
Various Lloyd’s syndicates	2.8	—	A
Glacier Reinsurance AG	2.6	2.6	A−
Arch Reinsurance Ltd.	2.5	2.0	A
XL Re Ltd.	1.3	—	A
Other Reinsurers Rated A- or Better	6.1	1.8	A−
All Other Reinsurers	1.5	—	B+ or lower

Total	$95.6	$11.4

During the three and six months ended June 30, 2008, the Company recorded ceded losses and loss expense recoveries of $3.7 million and $6.4 million compared to $1.9 million and $4.2 million during the three and six months ended June 30, 2007.

9.	Commitments and contingencies

a)	Concentrations of credit risk

As of June 30, 2008 and December 31, 2007, substantially all of the Company’s cash and cash equivalents and investments were held by three custodians. Management believes these custodians to be of high credit quality. The Company’s investment portfolio is managed by an external investment advisor in accordance with the Company’s investment guidelines. The Company’s investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB-. The Company also limits its exposure to any single issuer to 5% or less of the total portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of June 30, 2008 and December 31, 2007, the largest single non-U.S. government and government agencies issuer accounted for less than 2% of the aggregate market value of the externally managed portfolios.

At June 30, 2008 and December 31, 2007, the Company carried a provision for uncollectible premiums receivable of $0.2 million and $0.4 million. No balances were written off during the three and six months ended June 30, 2008 and 2007.

Concentrations related to reinsurance assets due from reinsurers are discussed further in Note 8.

b)	Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated by the regulations of the individual locations within which the Company operates.

The Company has issued letters of credit (“LOC”) under its Credit Agreement with ING Bank N.V., as agent (the “Credit Agreement”), for which cash and cash equivalents and investments are pledged as security, in favor of certain ceding companies to collateralize its obligations under contracts of insurance and reinsurance and in favor of a landlord relating to a lease agreement for office space. During the year ended December 31, 2007, the Company reduced the aggregate commitment under the Credit Agreement from $240.0 million to $110.0 million. During the six months ended June 30, 2008, the Company further reduced the aggregate commitment under the Credit Agreement from $110.0 million to $80.0 million. As of June 30, 2008, the Company had $76.4 million of fully secured letters of credit issued and outstanding under its Credit Agreement.

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

The fair values of these restricted assets by category at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008		December 31, 2007
	Cash and cash		Cash and cash
	equivalents	Investments	equivalents	Investments

Deposits with U.S. regulatory authorities	$10,003	$16,462	$9,602	$17,213
Funds deposited with Lloyd’s	—	—	111,154	129,819
LOC pledged assets	215	87,136	211	111,889
Trust funds	9,091	127,934	10,046	143,740
Amounts held in trust funds related to deposit liabilities	—	38,586	—	39,195

Total	$19,309	$270,118	$131,013	$441,856

Following the sale of the Company’s interest in Quanta 4000, approximately $117.2 million of cash and investments previously pledged to Lloyd’s as capital support for the business being written by Syndicate 4000 were released and became unrestricted.

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

Both of these cases are now pending before U.S. District Judge Robert P. Patterson, Jr. On May 7, 2007, Judge Patterson appointed Zirkin-Cutler Investments, Inc. (“Zirkin”) as lead plaintiff for a putative class of investors who purchased our preferred shares, and appointed Washington State Plumbing and Pipefitting Pension Trust (“Washington”) as lead plaintiff for a putative class of investors who purchased the Company’s common shares. Judge Patterson directed Zirkin and Washington to file amended pleadings that would supersede the complaints previously filed by Mr. Zirkin and Mr. Coronel.

On July 16, 2007, Zirkin filed an amended complaint (the “Zirkin Complaint”). Zirkin purports to sue on behalf of itself and a class of investors who purchased preferred shares of the Company between December 14, 2005 and March 2, 2006. The Zirkin Complaint alleges that the Company made false statements concerning reserves for hurricane-related losses in a registration statement and prospectus that were circulated to investors in connection with a securities offering the Company completed in December 2005. The Zirkin Complaint alleges that the Company is liable under Sections 11 and 12(a)(2) of the Securities Act of 1933.

Zirkin has named as defendants, in addition to the Company, two firms that served as underwriters for this offering (Friedman, Billings, Ramsey & Co., Inc. (“FBR”) and BB&T Capital Markets (“BBT”)), and six individuals who served as officers or directors of the Company at the time of the offering (James Ritchie, Jonathan Dodd, Robert Lippincott III, Michael Murphy, Nigel Morris, and W. Russell Ramsey).

Washington filed a separate amended complaint (the “Washington Complaint”) on July 16, 2007. Washington purports to sue on behalf of itself and a class of investors who purchased the Company’s common shares between October 4, 2005 and April 3, 2006. The Washington Complaint alleges that during that period, the Company made false and misleading statements, and omitted to state material information, in various disclosures. The disclosures and alleged omissions at issue in the case relate to reserves for hurricane-related losses, reserves related to an oil pipeline leak, and the quality of the Company’s internal controls over financial reporting. The Washington Complaint alleges claims against the Company under Sections 11 and 12(a)(2) of the Securities Act of 1933, based on statements made in connection with the above-referenced securities offering and under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made at various times and contexts.

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

d)	Non Traditional Statutory Surplus Relief Contract

During the year ended December 31, 2004, the Company wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria promulgated by FASB Statement No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”) and was therefore accounted for as a deposit under SFAS 113. Under this contract, the Company provided reinsurance on certain underlying life insurance contracts written by its Client, a U.S. life insurance company. The Client is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital. The Client was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with the Company. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. The Company receives fees for this transaction. Other than receipt of the fees, there were no net cash flows at inception of this contract, nor were there expected to be net cash flows other than fees through the life of the contract. The Company monitors this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by the Client to the Company. During the Company’s monitoring process in 2007, it became apparent that this transaction was not performing as anticipated. The Company continues to obtain facts to evaluate and to analyze the performance of the life insurance policies that are underlying this transaction. The Company continues to evaluate the validity of data received from the Client and the validity of risks ceded to it by its Client as provided for by the terms of the reinsurance contract. On February 27, 2008, the Company exercised its right to cancel the contract ab initio as it believes there have been material misrepresentations and omissions and material breaches of the contract as defined within the contract. As a result of this rescission notice, and in accordance with the cancellation provisions in the contract, the Company recorded the return of all fee income, net of commissions, at December 31, 2007 in the amount of $3.7 million reflecting net fee income earned since inception of the contract. Included in contingencies on the consolidated balance sheet is an amount of $2.5 million of fees due to be returned upon the rescission of this contract. In addition, the Company has recorded $0.7 million in legal and professional costs incurred and has accrued approximately $1.1 million in legal and professional costs that may be incurred in the future in pursuing cancellation and any other legal remedies. The Company has provided approximately $29.3 million of letter of credit and trust collateral in support of the amount of statutory surplus relief that the U.S. life insurance company has obtained. The Company has entered into an agreement with the Client with the approval of its regulator that the Client will not draw on any of the collateral provided by the Company except in accordance with the contract. The Texas Department of Insurance, with the agreement of Client, has placed the Client in rehabilitation and we expect it will take further steps in the future. While the final outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and the Company’s understanding of the original contract, the Company believes that the outcome could have a further material adverse effect on its financial position and results of operations in the future. The Company will continue to pursue any legal remedies against the insurance company that it believes are available and warranted under the circumstances.

e)	2007 Long Term Incentive Plan

During the first quarter of 2007, the Company adopted the 2007 Long Term Incentive Plan (the “2007 LTIP”). The 2007 LTIP is intended to motivate and reward its Chief Executive Officer, its Chief Financial Officer and certain key employees of the Company for the successful management of the run-off of the Company’s business and insurance operations, other than the Lloyd’s business. Participants in the 2007 LTIP will be entitled to receive payouts in 2010 if certain targets (based on the sum of dividends paid on the Company’s common shares prior to December 31, 2009 and the total market value of the Company) are met during the three year period ending on December 31, 2009. The 2007 LTIP is also intended to help it retain certain key employees by providing benefits that do not vest for up to three years except in the event of a change of control or termination of a participant’s employment by the Company without cause, or due to death, permanent disability or normal retirement. Under the 2007 LTIP, if any participant voluntarily terminates his or her employment (other than by retirement) or that person is terminated for cause prior to December 31, 2009, the entire award will be forfeited by that participant. If any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events, including the proposed amalgamation, are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based primarily on the share price received by the shareholders of the Company in the change of control transaction, plus any dividends previously paid to the shareholders.

The Company continually reviews and adjusts its provisions for the 2007 LTIP awards and other bonus awards by taking into account known information and updated assumptions related to unknown information. Award provisions are an estimate and amounts established in prior periods are adjusted in current operations as new information becomes available. Any adjustments to previously established provisions or the establishment of new provisions may significantly impact current period results and net income. The Company expenses the cost of the 2007 LTIP using the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). In order to do this the Company utilizes the Black-Scholes valuation model which uses various assumptions and then expenses the vested portion. The following assumptions were used in the Black-Scholes valuation model:

Three months
ended June 30,
2008

Expected volatility	43.95%
Dividend yield	0.00%
Risk-free interest rate	2.41%
Expected term (in years)	1.50

For the three and six months ended June 30, 2008, the Company recognized $3.9 million and $7.8 million of expense in relation to the 2007 LTIP. No expense was recognized in relation to the 2007 LTIP for the three and six months ended June 30, 2007. As of June 30, 2008, the Company had recorded approximately $8.4 million of accrued expenses in relation to the 2007 LTIP.

10.	Amalgamation Agreement with Catalina

On May 30, 2008, the Company announced that it had entered into the Amalgamation Agreement with Catalina and Catalina Alpha Ltd. Pursuant to the terms of the Amalgamation Agreement, Catalina will acquire all of the common shares of the Company in a transaction valued at approximately $197 million. At the closing of the proposed amalgamation, holders of the common shares of Quanta Holdings will receive $2.80 per share in cash.

Completion of the amalgamation is contingent upon satisfaction of closing conditions, including the approval of holders of at least 75% of the common shares voting at the special general meeting of the shareholders, various regulatory approvals and notices and other conditions. The Amalgamation Agreement also contains certain termination rights of Catalina and the Company. Upon termination of the Amalgamation Agreement under certain circumstances, the Company may be obligated to pay a $6.0 million termination fee to Catalina. In certain circumstances, the Company also may be required to pay up to $1.0 million of Catalina’s expenses in connection with the termination of the Amalgamation Agreement.

If the amalgamation takes place, the Company will incur costs of approximately $33.3 million consisting of:

•	approximately $17.7 million that vests and becomes payable under the 2007 LTIP (of which $8.4 million has been recognized and recorded in accounts payable and accrued expenses as of June 30, 2008);

•	approximately $10.3 million with respect to severance costs and estimated gross up payments to those employees that become subject to specified excise taxes imposed under Section 280G and 4999 of the Code;

•	approximately $5.0 million with respect to investment banking fees; and

•	approximately $0.3 million with respect to share based compensation as a result of acceleration of vesting of stock options and restricted stock.

11.	Options and stock based compensation

In July 2003, the shareholders of the Company approved the 2003 long-term incentive plan (the “Incentive Plan”). The Incentive Plan provides for the grant to eligible employees, directors and consultants of stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, dividend equivalents and other share-based awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the awards. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have seven or ten-year contractual terms. Recipients of awards may exercise at any time after they vest and before they expire, except that no awards may be exercised after seven or ten years from the date of grant, as the case may be. See note 10 for further details relating to provisions for change of control.

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

On each of June 30, 2008 and December 31, 2007 the maximum number of shares available for award and issuance under the Incentive Plan was 9,350,000.

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

The following is a summary of the Company’s stock options and warrants and related activity during the three and six months ended June 30, 2008 and 2007:

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
	Number of		Number of
	options and	Weighted-average	options and	Weighted-average
	warrants	exercise price	warrants	exercise price

Outstanding – beginning of period	3,109,422	$9.27	3,339,296	$9.37
Granted	—	—	96,000	2.20
Forfeited	(19,374)	8.10	(270,101)	8.74

Outstanding – end of period	3,090,048	$9.27	3,165,195	$9.24

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
	Number of		Number of
	options and	Weighted-average	options and	Weighted-average
	warrants	exercise price	warrants	exercise price

Outstanding – beginning of period	3,115,817	$9.27	3,343,879	$9.41
Granted	—	—	121,000	2.18
Forfeited	(25,769)	8.30	(299,684)	8.21

Outstanding – end of period	3,090,048	$9.27	3,165,195	$9.24

No options were granted during the three and six months ended June 30, 2008.

The compensation cost that was expensed in the Statement of Operations during the three and six months ended June 30, 2008 amounted to approximately $0.1 million and $0.2 million compared to approximately $0.1 million and $0.1 million during the three and six months ended June 30, 2007.

The following is a summary of the Company’s outstanding options and warrants and exercisable options and warrants as of June 30, 2008:

	Options and warrants outstanding
			Average	Options and warrants exercisable
	Number of	Average	remaining	Number of	Average
	options and	exercise	contractual	options and	exercise
Range of exercise prices	warrants	price	life	warrants	price

$1.88	100,000	$1.88	5.21 years	25,000	$1.88
$2.08 – 2.09	50,000	$2.09	8.68 years	12,500	$2.08
$2.20 – 2.30	71,000	$2.26	6.68 years	17,750	$2.30
$4.59 – $4.69	66,666	$4.67	6.85 years	33,333	$4.67
$7.85	5,901	$7.85	3.83 years	4,426	$7.85
$8.92	131,668	$8.92	4.26 years	98,751	$8.92
$10.00 – $10.20	2,629,813	$10.04	5.28 years	2,628,563	$10.00
$11.60 – $12.50	35,000	$11.99	5.70 years	35,000	$11.99

	3,090,048			2,855,323

The intrinsic value of the unvested stock options as of June 30, 2008 was $0.1 million.

As of June 30, 2008, there was $0.3 million of total unrecognized compensation cost related to non- vested share-based compensation arrangements with respect to stock options granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years.

b)	Performance Share Units and Restricted Shares

The fair value of performance share units and restricted shares awarded under the Incentive Plan is determined based on the closing trading price of the Company’s shares on the grant date. The following is a summary of the Company’s non-vested performance share units and restricted shares and related activity during the three and six months ended June 31, 2008 and 2007:

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
		Weighted-average		Weighted-average
	Number	share price	Number	share price

Non vested – beginning of period	93,460	$2.32	168,558	$3.84
Granted	—	—	56,067	2.20
Vested	(39,938)	(2.32)	(72,281)	(2.63)
Forfeited	—	—	(9,108)	(8.92)

Non vested – end of period	53,522	$2.32	143,236	$3.49

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
		Weighted-average		Weighted-average
	Number	share price	Number	share price

Non vested – beginning of period	109,882	$3.18	184,937	$3.75
Granted	—	—	68,085	2.18
Vested	(41,941)	(2.31)	(72,281)	(2.63)
Forfeited	(14,419)	(8.92)	(37,505)	(4.07)

Non vested – end of period	53,522	$2.32	143,236	$3.49

Included in the June 30, 2007 non-vested shares are 17,507 performance share units. During the three months ended March 31, 2008, the performance targets under which all the remaining 14,419 performance share units were issued were not met. As a consequence, the performance share units are no longer outstanding and have been shown above as forfeited.

The intrinsic value of unvested restricted shares as of June 30, 2008 was $0.1 million. The intrinsic value of unvested performance share units and restricted shares as of June 30, 2007 was $0.4 million.

As of June 30, 2008, there was $0.03 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements with respect to restricted shares granted under the Incentive Plan. This cost is expected to be recognized over a weighted-average period of 0.6 years.

12.	Income taxes

The Company follows the liability method of accounting for income taxes whereby current and deferred tax assets and liabilities are recognized utilizing currently enacted tax laws and rates. Deferred taxes are adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized. Statement of Financial Accounting Standards No. 109 (“FAS 109”) also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

In accordance with FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”) indefinite-lived intangible assets and goodwill are not required to be amortized. However, FAS 109 requires that deferred tax assets and liabilities are recognized for temporary differences related to intangible assets and the tax-deductible portion of goodwill. When evaluating whether a deferred tax asset should be realized, FAS 109 also requires that the expected timing of future reversals of deferred tax liabilities be considered. With regard to deferred tax liabilities pertaining to goodwill, the future reversal will not occur until some indeterminate future period when the assets become impaired, are disposed of, or, in the case of assets with indefinite lives, begin to reverse if they are reclassified as an amortizable intangible asset. Accordingly, deferred tax liabilities related to indefinite-lived intangible assets and goodwill are not considered a source of future taxable income when assessing the realization of deferred tax assets since it is not determinable as to when the deferred tax liability will reverse. The deferred tax expense due to this restriction on the valuation allowance is $0.3 million as of June 30, 2008.

The deferred tax liability amount related to the unamortizable indefinite-lived intangible assets for financial statement purposes is $0.05 million and $0.3 million for the three and six months ended June 30, 2008.

As of June 30, 2008, the Company provided a 100% valuation allowance against its net deferred tax assets in the amount of $47.2 million, not including the deferred tax credit related to indefinite-lived intangible assets, noted above. These deferred tax assets were generated primarily from net operating losses. As all of the Company’s business is in orderly run-off, the realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits. The Company has determined that due to the cumulative loss position, it is more likely than not that the deferred tax assets will not be realized through the reductions of future taxes.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

At June 30, 2008, there are no income tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease or increase within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended June 30, 2008, the Company did not have interest and penalties related to uncertain tax positions.

Tax years 2004 through 2007 are subject to examination by the federal and state authorities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations, financial condition and liquidity and capital resources should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2008 and the audited consolidated financial statements and related notes for the year ended December 31, 2007, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the discussions of critical accounting policies and estimates, quantitative and qualitative disclosures about market risk and risk factors, contained in the Form 10-K for the year ended December 31, 2007, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2008 (“Form 10-K”).

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements. Statements using words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “predicts,” “assumes,” “anticipates,” “plans,” “seeks” and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, included in this report are forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. There are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	The amalgamation may divert management’s attention away from the run-off of our business;

•	Even if our shareholders approve the amalgamation, the amalgamation may not be completed;

•	Failure to complete the amalgamation would likely have a negative impact on the price of our common shares;

•	The amalgamation limits our ability to pursue alternatives to the amalgamation;

•	the risk that the amalgamation may not be completed in a timely manner, if at all;

•	the occurrence of events, changes or other circumstances that could give rise to the termination of the amalgamation agreement, including under circumstances which may require the Company to pay Catalina a termination fee of $6 million, plus up to $1 million of Catalina’s out-of-pocket expenses;

•	the amount of the costs, fees, expenses and charges related to the amalgamation;

•	We have placed all of our lines of businesses in run-off. Running off these businesses includes a number of risks, including the risk that we may not be able to mitigate our existing exposures to our historical underwriting risks, obtain the release of collateral when contracts are cancelled, reduce our expenses such that they do not exceed income from investments, prevent investment losses, recover amounts owed to us by our reinsurers and retrocessionaires, enter into commutations or other arrangements to mitigate our liabilities, obtain premium that has been due for an extended period of time but has not been paid to us, release capital from our subsidiaries to our holding company where it is available to our shareholders, maintain sufficient liquidity in each of our subsidiaries to meet the obligations of those subsidiaries or retain control over our subsidiaries;

•	The execution of our run-off plan is expected to create substantial uncertainties and risks that may result in restructuring charges and unforeseen expenses and costs, including expenses related to increased arbitration activities as we seek to enforce our rights. In addition, as a result of commutations, loss portfolio transfers or other transactions, we may realize gains or losses of assets and liabilities that are different than the amount at which these are currently recorded. There can be no assurance that any of these initiatives or their results will not negatively impact our results of operations;

•	Our existing policy obligations in certain lines of business that we have underwritten, including environmental insurance, continue to have large aggregate exposures to natural and man-made disasters such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability, in certain cases for up to twelve years, and our results may continue to be volatile as a result;

•	Our ability to pay dividends from our subsidiaries to Quanta Holdings is restricted by regulations in Bermuda, several states in the United States and the European Union. In addition, the Bermuda Monetary Authority (the “BMA”) has, pursuant to its regulatory discretion, amended the license of Quanta Reinsurance Ltd., our principal subsidiary in Bermuda, to require that it, among other things, seek the approval from the BMA prior to paying any dividend to Quanta Holdings and prohibiting it from engaging in any new transactions. We will continue to work with the applicable regulatory authorities to facilitate dividends from our insurance operating subsidiaries to Quanta Holdings. Completing this work is expected to take a long period of time and requires us to meet many conditions, particularly the discharge of all our policy obligations;

•	Our current estimates of our exposure to ultimate claim costs associated with hurricanes Katrina, Rita and Wilma (the “2005 hurricanes”) are based on available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with brokers and clients. The actual amount of losses from the 2005 hurricanes may vary significantly from our estimates based on such data, which could have a material adverse effect on our financial condition or our results of operations;

•	Our ability to execute our run-off plan if the proposed amalgamation is not consummated or to complete alternative strategic transactions is dependent on our ability to retain our, or attract any additional, executives and key employees. Our inability to retain, attract and integrate members of our management team, key employees and other personnel could significantly and negatively affect the execution of our run-off plan and the preservation of shareholder value;

•	If actual claims exceed our loss reserves, our financial results could be significantly adversely affected;

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations;

•	Based on our current estimate of losses related to the 2005 hurricanes, we have exhausted all of our reinsurance and retrocessional protection. If our 2005 hurricanes losses prove to be greater than currently anticipated, we have no further reinsurance and retrocessional coverage available for those windstorms. Furthermore, if there are further catastrophic events relating to our underwriting exposures, our reinsurance and retrocessional coverage for these events may be limited or we may have no coverage at all;

•	If we receive additional premium estimate reductions and cancellations in future periods, we may not receive all of our premiums receivable, and our cash flows could be adversely affected;

•	We have a significant amount due from reinsurers and retrocessionaires who may refuse to pay our claims because we are a run-off company or for other reasons even when we believe those payments are contractually due to us. These actions, if taken, will increase our expenses as we take legal action and if we are unsuccessful in recovering these amounts, may have a negative impact on our financial results and position;

•	Risks relating to pending and potential litigation and arbitration;

•	Changes in regulation or tax laws applicable to us or our customers;

•	Risks relating to our reliance on third-party administrators, consultants and other supporting vendors for claims handling, data, premium collection and return, information technology and administrative functions;

•	Changes in accounting policies or practices; and

•	Changes in general economic conditions, including inflation, interest rates, foreign currency exchange rates and other factors.

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

Overview

Recent Developments

Quanta Holdings was incorporated on May 23, 2003 as a Bermuda holding company formed to provide specialty lines insurance, reinsurance, risk assessment and risk technical services on a global basis through its affiliated companies. From the beginning of 2004 until the second half of 2006 we mainly provided specialty lines insurance and reinsurance services on a global basis and to a lesser extent risk assessment and risk technical services. Following A.M. Best’s rating action in the first quarter of 2006 in the wake of losses from the 2005 hurricanes, we ceased writing new business and then began conducting a self-managed run-off of our remaining insurance and reinsurance businesses with the exception of our business at Lloyd’s. Since September 2006, with the exception of our business at Lloyd’s, which we sold in February 2008, our operations have primarily been limited to the run-off of our specialty lines insurance and reinsurance businesses.

In September 2007, our Board of Directors started a process in which it considered and evaluated strategic alternatives. As a result, on February 13, 2008, we sold our business at Lloyd’s. Since that date our operations have been limited to the run off of our specialty insurance and reinsurance businesses. On March 13, 2008, we announced the payment of a special dividend in the aggregate amount of $122.9 million, which was paid on March 28, 2008. For further information regarding the sale of our interests in Lloyd’s, see Note 3 to the Condensed Consolidated Financial Statements.

Also as a result of this process, on May 30, 2008, we announced that we had entered into a definitive agreement and plan of amalgamation (the “Amalgamation Agreement”) with Catalina Holdings (Bermuda) Ltd. (“Catalina”) and Catalina Alpha Ltd., a wholly owned subsidiary of Catalina. Pursuant to the terms of the Amalgamation Agreement, at the closing, Catalina will acquire all of the common shares of Quanta Holdings in a transaction valued at approximately $197 million. At the closing of the proposed amalgamation, holders of the common shares of Quanta Holdings will receive $2.80 per share in cash.

Completion of the amalgamation is contingent upon satisfaction of closing conditions, including the approval of holders of at least 75% of the common shares voting at the special general meeting of the shareholders, various regulatory approvals and notices and other conditions. The Amalgamation Agreement also contains certain termination rights of Catalina and us. Upon termination of the Amalgamation Agreement, under certain circumstances, we may be obligated to pay a $6.0 million termination fee to Catalina. In certain circumstances, we may also be required to pay up to $1.0 million of Catalina’s expenses in connection with the termination of the Amalgamation Agreement. To date, we have obtained regulatory approvals in Bermuda and Colorado and we continue to work with the remaining regulators to obtain additional regulatory approvals. The transaction is expected to close in the last quarter of 2008.

During the three months ended June 30, 2008, the following significant events and achievements occurred, all of which are more fully described throughout this report:

•	We incurred total general and administrative expenses of $13.7 million as compared to $13.1 million for the three months ended June 30, 2007. Included in total general and administrative expenses is $3.9 million related to the 2007 Long Term Incentive Plan (“2007 LTIP”). We also incurred approximately $1.4 million of legal and professional fees associated with the proposed amalgamation.

•	We recorded total net favorable loss development of $6.1 million, including $0.8 million on commutations, primarily as a result of actual claims experience developing better than expected. The total net favorable loss development is also net of $1.8 million of adverse loss development in relation to the 2005 hurricanes and hurricanes Charley, Frances, Ivan and Jeanne (the “2004 hurricanes”).

•	We generated net investment income of $4.8 million.

•	We returned approximately $10.1 million in premiums to our clients in connection with cancellations, commutations and terminations of insurance policies.

•	We recognized net gains on commutation of assumed and ceded reinsurance contracts of approximately $0.9 million. This consisted of net favorable loss development of approximately $0.8 million and returned earned premium of approximately $0.1 million. The net commutation payments resulted in a reduction in net loss and loss expense reserves of approximately $2.0 million and a reduction in premium receivables of approximately $0.01 million. These commutations resulted in net payments by us of approximately $1.3 million.

•	We also completed two commutation transactions with certain of its ceded reinsurers which resulted in aggregate net cash receipts of $2.6 million. The transactions represent full and final settlement and release from all current and future obligations under those ceded reinsurance contracts. The net commutation receipts reduced net premiums payable by an aggregate amount of $0.2 million for and reduced loss and loss adjustment expenses recoverable by $1.7 million.

We have further reduced the total amount of letters of credit outstanding under our credit facility from $91.6 million at December 31, 2007 to $76.4 million at June 30, 2008. On August 4, 2008, total letters of credit outstanding were $75.1 million. We have reduced the amount of assets placed in trust as collateral for our clients from $153.8 million at December 31, 2007 to $137.0 million at June 30, 2008.

Summary of Our Financial and Capital Positions

As at June 30, 2008, our cash and invested assets, which were invested in instruments with an average rating of “AAA”, totaled $513.3 million. Of these assets, a total of $289.4 million were restricted, or pledged, under letters of credit or trusts established for the benefit of our clients and approximately $223.9 million was unrestricted. We continue to seek ways to reduce these restrictions and encumbrances including through commutations, cancellations and transfers and negotiations with our clients, through claim payments and obtaining recoveries from our reinsurers and by reducing the collateral requirements we have under our credit facility.

Our total gross loss reserves were $322.9 million at June 30, 2008, as compared to $525.1 million at December 31, 2007. This decrease is mainly due to the effects of the sale of our interests in Syndicate 4000 which resulted in a decrease in gross loss reserves of $165.3 million. We also reduced our loss reserves as a result of favorable claims development, commutations, claim payments, cancellations and expirations during the period.

Our loss reserves represent obligations with short and long term durations. We believe that our longer term obligations include reinsurance casualty, professional, environmental and the warranty and the contractors’ general liability portions of our residential builders’ and contractors’ program that provides general liability, builders’ risk and excess liability insurance coverages and reinsurance warranty coverages for new home contractors throughout the U.S. We refer to this program as the HBW program. The total gross loss and loss expense reserves associated with these lines were approximately $246.9 million at June 30, 2008. We believe that our shorter term obligations include reinsurance property, reinsurance marine, fidelity, technical risk property, surety and portions of our program business, including the property component of the HBW program. Total gross loss and loss expense reserves associated with these lines were approximately $76.0 million at June 30, 2008. The actual period over which we will pay losses for both our long and short term business could significantly vary from our expectations given the immaturity of our business and our limited claims paying history and run-off status. We estimate that approximately 69% of our total gross loss and loss expense reserves are recorded as incurred but not reported reserves, or IBNR, and there can be no certainty as to when these IBNR amounts may become reported, and ultimately, paid losses. Furthermore, our loss and loss expense reserves may change significantly in future periods as we seek to commute, cancel or otherwise transfer our insurance and reinsurance contracts.

With respect to our remaining policies with current and future exposure periods, our gross unearned premium reserves were approximately $24.1 million at June 30, 2008 including $18.7 million related to our HBW program and $4.4 million related to environmental risks. Some of these policies have exposure periods that extend beyond one year. We believe that approximately 32.9% of our gross unearned premium reserves will be earned within one year and the balance will be earned after one year over the remaining term of the underlying exposure periods to the extent these premiums are not returned following future commutations or cancellations.

The specialty insurance and reinsurance business is still exposed to new losses on unexpired policies particularly in our HBW program and in our environmental line of business and adverse development on recorded loss and loss expense reserves. During the run-off we will continue to pay losses as they fall due and collect outstanding loss and loss expenses recoverable from our reinsurers. As we continue to run-off and wind-up our businesses we have sought and will be seeking, over time and subject to the approval of our regulators, to extract capital from our subsidiaries.

We believe that important factors that have a direct impact on the amount of capital that may ultimately be available to our stakeholders and the timing of when it will be available include our ability to (1) determine which portion of our business to maintain, commute, cancel, transfer, or otherwise exit, as the case may be, (2) mitigate exposures to our capital by commuting, transferring or canceling our in-force policies or by purchasing additional reinsurance, (3) make available sufficient assets to facilitate distributions from our subsidiaries, (4) invest our assets in a way that balances risk with return and that is adequately matched with the expected payment periods of our obligations, (5) reduce our expenses, (6) manage our claims and collect premiums receivable and losses recoverable, (7) achieve the release of cash and investment encumbrances relating to reinsurance deposits and other security requirements, (8) manage our capital structure and (9) obtain the approval of our regulators to extract capital from our subsidiaries and distribute it to Quanta Holdings. This process requires us to meet many conditions and will take a long period of time to complete. We have engaged our regulators in this process. Following approval from the BMA, we declared a dividend of $1.75 per common share, or approximately $122.9 million, which was paid on March 28, 2008 to shareholders of record on March 25, 2008.

As of June 30, 2008, our total capital was approximately $239.5 million. Our capital is mainly subject to regulation in Bermuda, the United States (principally in Colorado and in Indiana) and Europe.

Our Results

Our net loss to common shareholders was $9.0 million for the three months ended June 30, 2008 and our net income to common shareholders was $10.0 million for the six months ended June 30, 2008, compared to net losses to common shareholders of $8.0 million and $3.4 million for the three and six months ended June 30, 2007. The results for the three months ended June 30, 2008 reflect the continuing run-off of our insurance and reinsurance business. The results for the three and six months ended June 30, 2007 and the six months ended June 30, 2008 reflect not only the run-off of our insurance and reinsurance business but also the results and subsequent sale of our interest in Syndicate 4000. During the three and six months ended June 30, 2008, we have also experienced net favorable loss development due to the maturing of the accident periods in several of our product lines where actual claim experience has developed better than expected and in the effects of commutations. As a result, we have incurred fewer total expenses when comparing the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007. This is offset by significantly lower revenues from premiums earned and investment income. Furthermore, we have increased our deposit liabilities for non-traditional contracts in the first quarter of 2008.

During the year ended December 31, 2004, we wrote a non-traditional statutory surplus relief life reinsurance contract that was deemed not to meet the risk transfer criteria set out in the accounting literature and was therefore accounted for as a deposit under the accounting rules. For additional information regarding accounting policies relating to non-traditional contracts, see “Critical Accounting Policies-Non-traditional contracts” in our Form 10-K. Under this contract, we provided reinsurance on certain underlying life insurance contracts written by our client, a U.S. life insurance company. The client is subject to insurance regulation in the United States and, therefore, is required to maintain a certain amount of statutory capital. The client was entitled to reduce its statutory capital requirements as a result of entering into a reinsurance contract with us. The reinsurance transaction was done partially on a funds withheld basis under which some funds are held by the life insurance company. We received fees for this transaction. Other than receipt of our fees, there were no net cash flows at inception of this contract, nor were there expected to be net cash flows other than fees through the life of the contract. We monitor this transaction on a quarterly basis to, among other things, ensure that the performance of the underlying life insurance policies is in line with the representations made by our client to us. During our monitoring process in 2007, it became apparent that this transaction was not performing as anticipated. We continue to obtain facts to evaluate and to analyze the performance of the life insurance policies that are underlying this transaction and evaluate the validity of data received from the client and the validity of risks ceded to us by our client as provided for by the terms of the reinsurance contract. On February 27, 2008, we exercised our right to cancel the contract ab initio, as we believed there have been material breaches of the contract as defined within the contract. As a result of this rescission, and in accordance with the cancellation provisions in the contract, during the year ended December 31, 2007 we recorded the return of all fee income, net of commissions, in the amount of $3.7 million reflecting net fee income earned since inception of the contract. Included in contingencies on the consolidated balance sheet is an amount of $2.5 million of fees due to be returned upon the rescission of this contract. In addition, we have recorded $0.7 million in legal and professional costs incurred and we have accrued approximately $1.1 million in legal and professional costs that may be incurred in the future in pursuing cancellation and any other legal remedies. We have provided approximately $29.3 million of letters of credit and trust collateral in support of the amount of statutory surplus relief that the U.S. life insurance company has obtained. We have entered into an agreement with the Client with the approval of its regulator that it will not draw on any of the collateral except in accordance with the contract. The Texas Department of Insurance, with the agreement of Client, has placed the Client in rehabilitation and we expect it will take further steps in the future. While the final outcome cannot be ascertained at this time, based on current facts and circumstances, knowledge of the data that has been received and our understanding of the original contract, we believe that the outcome could have a further material adverse effect on our financial position and results of operations in the future. We will continue to pursue any legal remedies against the insurance company that we believe are available and warranted under the circumstances.

Running-off our business includes, among other things, returning premium upon contract cancellations and earning premium related to business written in prior periods and related to extensions and renewals of policies which we are legally required to write in business lines we have exited. Our results for the three and six months ended June 30, 2008 and 2007 are not comparative nor are the results for the three and six months ended June 30, 2008 representative of the actual results that we expect to achieve in future periods because our results depend on completion of individual policy cancellations, commutations and other run-off activities, the characteristics and financial impact of which differ significantly from quarter to quarter.

Segment Information

During the six months ended June 30, 2008, following the sale of our interests in Lloyd’s in February 2008, we changed the composition of our reportable segments. Following the sale, we eliminated our Lloyd’s segment, which represented our Syndicate 4000 business. The remaining specialty insurance and reinsurance run-off segments have been aggregated as appropriate given the similar economic characteristics in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and that neither of the previously reported specialty insurance nor reinsurance run-off segments are writing new or renewal business. The remaining business shown previously as technical services does not meet the quantitative thresholds required under SFAS 131 and is not required to be reported separately. Consequently, there are no longer any separate reportable business segments of the Company.

The geographic locations in which we have conducted our business are the United States, Europe and Bermuda. The location of the risks that are the subject of our insurance and reinsurance policies may be anywhere in the world.

Main Drivers of our Results

Revenues

We derive the majority of our revenues from one principal source: investment income from our investment portfolios.

Our investment income depends on the amount of average invested assets and the yield that we earn on those invested assets. Our investment yield is a function of market interest rates and the credit quality and maturity period of our invested assets. Our investment portfolio consists principally of fixed income securities, short-term investments, cash, and cash equivalents. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. We also recognize capital gains and losses on investments as a result of fluctuations in the fair market values of the investments. The objective of our current investment strategy is to preserve investment principal, maintain liquidity, achieve investment returns commensurate with our principal and liquidity risk management strategies and also to manage duration risk between investment assets and insurance liabilities (when they become due, at the time of either loss settlement, cancellations or commutations).

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

For the three months ended June 30, 2008 and 2007

Results of operations for the three months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	($ in thousands)

Revenues
Gross premiums written	$(9,084)	$(4,077)
Premiums ceded	4,739	1,668

Net premiums written	(4,345)	(2,409)
Change in unearned premium	4,674	3,805

Net premiums earned	329	1,396
Technical services revenues	—	501
Net investment income	4,771	10,143
Net gains on investments	(5,600)	(6,371)
Net foreign exchange (losses) gains	(200)	454
Other income	14	2,714

Total revenues	(686)	8,837

Expenses
Net losses and loss expenses	(6,541)	1,479
Acquisition expenses	1,112	270
General and administrative expenses	13,673	13,061
Interest expense	—	1,442
Depreciation and amortization of intangible assets	87	78

Total expenses	8,331	16,330

Loss from continuing operations before income taxes	(9,017)	(7,493)
Income tax expense	32	9

Net loss from continuing operations	(9,049)	(7,502)
Discontinued operations:
Loss from operations of discontinued operations	—	(533)
Gain on disposal of discontinued operations	—	—

Net loss from discontinued operations	—	(533)

Net loss to common shareholders	$(9,049)	$(8,035)

Revenues

Premiums.  Gross premiums returned were $9.1 million for the three months ended June 30, 2008, compared to gross premiums returned of $4.1 million for the three months ended June 30, 2007. The volatility in our returned gross premiums written reflects the maturity of our self-managed run-off and the impact of return premiums following cancellation or commutation of policies. We expect that our future policy cancellations, commutations and other transactions will be less significant in size as we continue our run-off activities.

Premiums ceded were a net recovery of $4.7 million for the three months ended June 30, 2008, compared to a net recovery of $1.7 million of incurred premiums ceded for the three months ended June 30, 2007. The decrease in premiums ceded primarily reflects our decision to engage in a self-managed run-off during 2006, which resulted in the cancellation of a number of insurance contracts and the associated return of ceded premiums.

Net premiums earned were $0.3 million for the three months ended June 30, 2008, compared to $1.4 million for the three months ended June 30, 2007. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. This is the result of the continued return of premiums to our clients following policy cancellations or commutations. Historically, net premiums earned have been our primary source of revenue. Following our decision to run-off our specialty insurance and reinsurance businesses, the maturity of this run-off and the sale of our interests at Lloyd’s, our net premiums earned have continued to decrease. This trend is expected to continue as a result of policy cancellations and commutations.

Technical services revenues.  There were no technical services revenues for the three months ended June 30, 2008, compared to $0.5 million for the three months ended June 30, 2007. The remediation activities on the projects that generate technical services revenues are nearing completion and we expect minimal technical services revenues in the future.

Net investment income and net gains on investments.  Net investment income and net gains on investments consisted of the following for the three months ended June 30, 2008 and 2007:

	2008	2007
	($ in thousands)

Net investment income	$4,771	$10,143
Net realized gains on investments	1,665	282
Net change in the fair value of investments	(7,265)	(6,653)

	$(829)	$3,772

Net investment income was $4.8 million for the three months ended June 30, 2008, a decrease of $5.3 million, compared to $10.1 million for the three months ended June 30, 2007. Net investment income decreased in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 due to a lower level of invested assets at June 30, 2008. The lower level of invested assets is a result of the sale of cash equivalents and investments on disposal of our interests in Syndicate 4000, the cash dividend paid on March 28, 2008, the repurchase of our Series A preferred shares and of our junior subordinated debentures, the run-off of our insurance and reinsurance businesses, reduced cash inflows from premiums written and cash outflows associated with overhead and loss and loss expense payments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 3.6% for the three months ended June 30, 2008, compared to 4.8% for the three months ended June 30, 2007. This reduction in yield is largely attributable to the decrease in market interest rates combined with our decision to invest in more liquid and shorter duration asset classes.

Our net change in fair value of investments, or unrealized mark-to-market losses of $7.3 million, and our net realized gains of $1.7 million totaled net losses of $5.6 million in the three months ended June 30, 2008. These net losses were primarily driven by a weaker treasury bond market.

Net foreign exchange (losses) gains.  Net foreign exchange losses were $0.2 million for the three months ended June 30, 2008, compared to net foreign exchange gains of $0.5 million for the three months ended June 30, 2007. The net foreign exchange gains and losses were driven primarily by the relationship between the US Dollar and the British Pound Sterling and the settlement of balances between these two currencies.

Expenses

Net losses and loss expenses.  Net losses and loss expenses had a favorable impact of $6.5 million for the three months ended June 30, 2008, a decrease of $8.0 million, compared to net losses and loss expenses incurred of $1.5 million for the three months ended June 30, 2007. Net losses and loss expenses are a function of changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten and our net premiums earned. The increase in the favorable impact of net losses and loss expenses is due to:

•	favorable loss experience in mature accident periods in certain of our product lines;

•	favorable loss experience arising on commutation of certain assumed and ceded reinsurance contracts; and

•	the very limited number of insurance and reinsurance contracts we were legally required to enter into during the three months ended June 30, 2008 and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off.

Our net losses and loss adjustment expenses for the three months ended June 30, 2008 included net favorable loss development (including those arising from commutations) related to prior year accident periods of approximately $6.1 million. This was comprised of $7.1 million of net favorable loss development in several product lines related to mature accident periods in which actual loss experience was better than expected and $0.8 million relating to the commutations of a number of our reinsurance policies. This is offset by net adverse loss development of $1.8 million related to the 2005 and 2004 hurricanes. We expect future developments in the loss and loss expenses of our product lines as we continue to receive information related to our loss and loss expense reserves and as those reserves develop over time. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred.

Acquisition expenses.  Acquisition expenses were $1.1 million for the three months ended June 30, 2008, compared to $0.3 million for the three months ended June 30, 2007. The increase in acquisition expenses is primarily due to the increase of contingent commissions on the HBW line of business as we reduced our estimates of ultimate losses in this line and the impact of certain policy cancellations.

General and administrative expenses.  General and administrative expenses were $13.7 million for the three months ended June 30, 2008, an increase of $0.6 million, compared to $13.1 million for the three months ended June 30, 2007. General and administrative expenses were comprised of $7.9 million of personnel related expenses and $5.8 million of other expenses for the three months ended June 30, 2008, compared to $6.7 million of personnel related expenses and $6.4 million of other expenses for the three months ended June 30, 2007. The increase in personnel related expenses is primarily due to $3.9 million of expense related to the 2007 LTIP accrued in the period offset in part by the results of our cost saving measures. This 2007 LTIP expense is calculated using the Black-Scholes valuation methodology and reflects the achievement of a target related to the March dividend payment and the increase in market valuation of the Company between December 31, 2007 and June 30, 2008. We did not record any expense for the 2007 LTIP in the three months ended June 30, 2007. Additionally, in the three months ended June 30, 2008, we incurred approximately $1.4 million of legal and professional expenses in relation to the proposed amalgamation with Catalina.

Interest expense.  There was no interest expense for the three months ended June 30, 2008, compared to $1.4 million for the three months ended June 30, 2007. Interest expense for the three months ended June 30, 2007 represents incurred interest on our junior subordinated debentures. We have not had any interest expense since the repurchase of the junior subordinated debentures during the third quarter of 2007.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the three months ended June 30, 2008, the net valuation allowance increased by approximately $1.5 million, to $47.2 million.

Discontinued operations

Income from operations of discontinued operations.  We had no income from discontinued operations during the three months ended June 30, 2008, as compared to a loss of $0.5 million for the three months ended June 30, 2007. Our income from operations of discontinued operations consists of, in its entirety, revenues and expenses from Quanta 4000, which was sold on February 13, 2008.

During the three months ended June 30, 2007, our income from operations of discontinued activities generated by Quanta 4000, previously included in the Lloyd’s segment, now reported in discontinued operations, was as follows:

For the three
months ended
June 30, 2007
($ in thousands)

Net premiums earned	$18,468
Net investment income	581
Net gains on investments	719
Net foreign exchange (losses) gains	269
Net losses and loss expenses	(11,682)
Acquisition expenses	(4,994)
General and administrative expenses	(3,894)

Income from operations of discontinued operations	$(533)

For the six months ended June 30, 2008 and 2007

Results of operations for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	($ in thousands)

Revenues
Gross premiums written	$(13,959)	$(12,810)
Premiums ceded	6,210	(8,511)

Net premiums written	(7,749)	(21,321)
Change in unearned premium	7,179	20,301

Net premiums earned	(570)	(1,020)
Technical services revenues	—	993
Net investment income	11,985	20,874
Net gains (losses) on investments	426	(4,531)
Net foreign exchange losses (gains)	(615)	187
Other (expense) income	(178)	3,765

Total revenues	11,048	20,268

Expenses
Net losses and loss expenses	(9,574)	352
Acquisition expenses	1,152	(287)
General and administrative expenses	25,387	24,993
Interest expense	—	2,835
Depreciation and amortization of intangible assets	173	755

Total expenses	17,138	28,648

Loss from continuing operations before income taxes	(6,090)	(8,380)
Income tax expense (benefit)	296	(16)

Net loss from continuing operations	(6,386)	(8,364)
Discontinued operations:
Income from operations of discontinued operations	1,320	4,957
Gain on disposal of discontinued operations	15,098	—

Net income from discontinued operations	16,418	4,957

Net income (loss) to common shareholders	$10,032	$(3,407)

Revenues

Premiums.  Gross premiums returned were $14.0 million for the six months ended June 30, 2008, compared to gross premiums returned of $12.8 million for the six months ended June 30, 2007. The volatility in our returned gross premiums written reflects the maturity of our self-managed run-off and the impact of return premiums following cancellation or commutation of policies. We expect that our future policy cancellations, commutations and other transactions will be less significant in size as we continue our run-off activities.

Premiums ceded were a net recovery of $6.2 million for the six months ended June 30, 2008, compared to $8.5 million of written premiums ceded for the six months ended June 30, 2007. The decrease in premiums ceded primarily reflects our decision to engage in a self-managed run-off during 2006, which resulted in the cancellation of a number of insurance contracts and the associated return of ceded premiums.

Net premiums earned were a net return of $0.6 million for the six months ended June 30, 2008, compared to a return of $1.0 million for the six months ended June 30, 2007. Our net premiums written are typically earned over the risk periods of the underlying insurance policies which are generally twelve months. This is the result of the continued return of premiums to our clients following policy cancellations or commutations. Net premiums written that are not yet earned and are deferred as unearned premium reserves, net of deferred reinsurance premiums, totaled $21.9 million at June 30, 2008 and will be earned and recognized in our results of operations in future periods to the extent these premiums are not returned following future commutations or cancellations. These net unearned premiums primarily related to business written in our HBW and environmental product lines. Historically, net premiums earned have been our primary source of revenue. Following our decision to run-off our specialty insurance and reinsurance businesses, the maturity of this run-off and the sale of our interests at Lloyd’s, our net premiums earned have continued to decrease. This trend is expected to continue as a result of policy cancellations and commutations.

Technical services revenues.  There were no technical services revenues for the six months ended June 30, 2008, compared to $1.0 million for the six months ended June 30, 2007. The remediation activities on the projects that generate technical services revenues are nearing completion and we expect minimal technical services revenues in the future.

Net investment income and net gains on investments.  Net investment income and net gains on investments consisted of the following for the six months ended June 30, 2008 and 2007:

	2008	2007
	($ in thousands)

Net investment income	$11,985	$20,874
Net realized gains on investments	6,100	1,252
Net change in the fair value of investments	(5,674)	(5,783)

	$12,411	$16,343

Net investment income was $12.0 million for the six months ended June 30, 2008, a decrease of $8.9 million, compared to $20.9 million for the six months ended June 30, 2007. Net investment income decreased in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 primarily due to a lower level of invested assets at June 30, 2008. The lower level of invested assets is a result of the sale of cash equivalents and investments on disposal of our interests in Syndicate 4000, the cash dividend paid on March 28, 2008, the repurchase of our Series A preferred shares and of our junior subordinated debentures, the run-off of our insurance and reinsurance businesses, reduced cash inflows from premiums written and increased cash outflows associated with overhead and loss and loss expense payments. Our average annualized effective yield (calculated by dividing net investment income by the average amortized cost of invested assets, net of amounts payable or receivable for investments purchased or sold) was approximately 4.6% for the six months ended June 30, 2008, compared to 4.9% for the six months ended June 30, 2007. This reduction in yield is largely attributable to the decrease in market interest rates combined with our decision to invest in more liquid and shorter duration asset classes.

Our net change in fair value of investments, or unrealized mark-to-market losses of $5.8 million, and our net realized gains of $6.1 million totaled net gains of $0.4 million in the six months ended June 30, 2008. These net unrealized losses were primarily driven by a weaker treasury bond market.

Net foreign exchange losses (gains).  Net foreign exchange losses were $0.6 million for the six months ended June 30, 2008, compared to net foreign exchange gains of $0.2 million for the six months ended June 30, 2007. The net foreign exchange gains and losses were driven primarily by the relationship between the US Dollar and the British Pound Sterling and the settlement of balances between these two currencies.

Expenses

Net losses and loss expenses.  Net losses and loss expenses had a favorable impact of $9.6 million for the six months ended June 30, 2008, a decrease of $10.0 million, compared to net losses and loss expenses incurred of $0.4 million for the six months ended June 30, 2007. Net losses and loss expenses are a function of changes in our expected ultimate losses and loss expenses for reported and unreported claims on contracts of insurance and reinsurance underwritten and our net premiums earned. The increase in the favorable impact of net losses and loss expenses is due to:

•	favorable loss experience in mature accident periods in certain of our product lines;

•	favorable loss experience arising on commutation of certain assumed and ceded reinsurance contracts; and

•	the very limited number of insurance and reinsurance contracts we were legally required to enter into during the six months ended June 30, 2008 and the associated net premiums earned as our insurance and reinsurance portfolios begin to run-off.

This was partially offset by an increase in our deposit liabilities for non-traditional reinsurance contracts in the first quarter of 2008.

Our net losses and loss adjustment expenses for the six months ended June 30, 2008 included net favorable loss development (including those arising from commutations) related to prior year accident periods of approximately $13.4 million. This was comprised of $10.9 million of net favorable loss development in several product lines related to mature accident periods in which actual loss experience was better than expected and $3.7 million relating to the commutations of a number of our reinsurance policies. This is offset by net adverse loss development of $1.2 million related to the 2005 and 2004 hurricanes. We expect future developments in the loss and loss expenses of our product lines as we continue to receive information related to our loss and loss expense reserves and as those reserves develop over time. We continue to be exposed to potentially significant losses in lines of business where claims may not be reported for some period of time after those claims are incurred.

The net favorable loss development for the six months ended June 30, 2008 was partially offset by approximately $4.0 million of losses incurred as a result of our continued monitoring of a surplus relief life reinsurance arrangement with a U.S. insurance company. This amount is based on the present value of expected future cash flows on certain of the underlying life insurance contracts which are not performing as originally anticipated. No losses relating to this arrangement were recorded for the six months ended June 30, 2007.

Included in our net losses and loss adjustment expenses during the six months ended June 30, 2008 are specific loss estimates on contracts of reinsurance insuring claims arising from the 2005 hurricanes. Our estimate of our exposure to ultimate claim costs associated with these hurricanes based on currently available information is $69.8 million as of June 30, 2008, compared to $72.6 million as of December 31, 2007. Our estimate of ultimate losses from these events is primarily based on currently available information, claims notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussions with cedants and brokers. The actual amount of losses from these hurricanes may vary significantly from the estimate.

In estimating reserves we may utilize a variety of standard actuarial methods in line with industry practice, including the expected loss ratio method, the Bornhuetter-Ferguson (“BF”) method, paid loss development method and reported loss development method. The loss reserves are based on the loss development characteristics of the specific line of business and specific contracts within that line of business, and consider coverage, type of business, maturity of loss data and claims. As accident periods mature, we expect to place more reliance in the BF method which utilizes actual paid and reported historical claims data.

Acquisition expenses.  Acquisition expenses were $1.2 million for the six months ended June 30, 2008, compared to returned expenses of $0.3 million for the six months ended June 30, 2007. The increase in acquisition expenses is primarily due to the increase of contingent commissions on the HBW line of business as our estimates of ultimate losses in this line reduced and the impact of certain policy cancellations.

General and administrative expenses.  General and administrative expenses were $25.4 million for the six months ended June 30, 2008, an increase of $0.4 million, compared to $25.0 million for the six months ended June 30, 2007. General and administrative expenses were comprised of $15.9 million of personnel related expenses and $9.5 million of other expenses for the six months ended June 30, 2008, compared to $13.6 million of personnel related expenses and $11.4 million of other expenses for the six months ended June 30, 2007. The increase in personnel related expenses is primarily due to $7.8 million of expense related to the 2007 LTIP accrued in the period offset in part by the results of our cost saving measures. This 2007 LTIP expense is calculated using the Black-Scholes valuation methodology and reflects the achievement of a target related to the March dividend payment and the increase in market valuation of the Company between December 31, 2007 and June 30, 2008. We did not record any expense for the 2007 LTIP in the six months ended June 30, 2007. Additionally, in the six months ended June 30, 2008, we incurred approximately $1.4 million of legal and professional expenses in relation to the proposed amalgamation with Catalina.

Interest expense.  There was no interest expense for the six months ended June 30, 2008, compared to $2.8 million for the six months ended June 30, 2007. Interest expense for the six months ended June 30, 2007 represents incurred interest on our junior subordinated debentures. We have not had any interest expense since the repurchase of the junior subordinated debentures during the third quarter of 2007.

We have not recorded any net deferred income tax benefits or assets since our results of operations include a 100% valuation allowance against net deferred tax assets. For the six months ended June 30, 2008, the net valuation allowance decreased by approximately $3.7 million, to $47.2 million.

Discontinued operations

We sold all of our interest in Syndicate 4000 through the sale of Quanta 4000 and our interest in Pembroke JV to Chaucer for a nominal amount and secured the release of approximately $117.2 million of cash and investments previously pledged to Lloyd’s as capital support for the business being written by Syndicate 4000. For further information regarding the sale of our interests in Lloyd’s, see Note 3 to our Condensed Consolidated Financial Statements.

We determined that the disposals of Quanta 4000 and Pembroke JV should be reflected as a discontinued operation in accordance with SFAS 144 and EITF 03-13, “Applying the conditions in Paragraph 42 of FAS 144 in determining whether to report Discontinued Operations” (“EITF 03-13”). In the first quarter of 2008, we reclassified the results of operations related to Quanta 4000 from continuing operations to discontinued operations for all periods presented in accordance with SFAS 144 and EITF 03-13. These results are reflected in the Condensed Consolidated Statement of Operations as Income from discontinued operations. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, for which we reclassified amounts from the prior periods.

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

Income from operations of discontinued operations.  We recognized income from discontinued operations of $1.3 million for the period from January 1, 2008 to February 13, 2008, as compared to $5.0 million for the six months ended June 30, 2007. Our income from operations of discontinued operations consists of, in its entirety, revenues and expenses from Quanta 4000, which was sold on February 13, 2008.

The results for the period from January 1, 2008 to February 13, 2008 are not directly comparable with those for the six months ended June 30, 2007.

Our income from operations of Quanta 4000, previously included in the Lloyd’s segment, for the period from January 1, 2008 to February 13, 2008 and the three months ended June 30, 2007, now reported in discontinued operations, are as follows:

	Period from
	January 1,	For the six
	2008 to	months ended
	February 13,	June 30,
	2008	2007
	($ in thousands)

Net premiums earned	$6,441	$46,521
Net investment income	413	1,655
Net gains on investments	28	765
Net foreign exchange (losses) gains	(615)	800
Net losses and loss expenses	(3,212)	(27,104)
Acquisition expenses	(916)	(10,750)
General and administrative expenses	(819)	(6,930)

Income from operations of discontinued operations	$1,320	$4,957

Gain on disposal of discontinued operations.  We recognized a gain on disposal of Quanta 4000 and Pembroke JV of $15.1 million related to this transaction during the first quarter of 2008. This gain is presented in the Consolidated Statement of Operations as a component of discontinued operations. The components of this gain are summarized below.

($ in thousands)

Total consideration	$—
Less:
Carrying value of Quanta 4000(1)	(14,271)
Reclassification of net realized losses on foreign currency translation	(1,386)
Carrying value of Pembroke JV(2)	117
Estimated transaction costs	442

Gain on disposal of Quanta 4000 and Pembroke JV	$15,098

(1)	Net liabilities of Quanta 4000 at February 13, 2008, prior to the disposal.

(2)	Carrying value of Pembroke JV at February 13, 2008, prior to the disposal.

Financial Condition and Liquidity

Quanta Holdings is organized as a Bermuda holding company and as such, has no direct operations of its own. Quanta Holdings’ assets currently consist of investments in our subsidiaries through which we conducted our specialty insurance and reinsurance run-off and our technical services operations. We have operations in the U.S., Bermuda and Ireland.

As a holding company, Quanta Holdings has and will continue to have funding needs for general corporate expenses and the payment of other obligations. Funds to meet these obligations are expected to come primarily from dividends, interest and other statutorily permissible payments from our operating subsidiaries. We believe that the operating subsidiaries have sufficient assets to pay their respective currently foreseen insurance liabilities as they become due. However, the ability of our operating subsidiaries to make payments to Quanta Holdings is limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. These laws and regulations subject our subsidiaries to significant restrictions and require, among other things, the maintenance of minimum solvency requirements and limitations regarding the amount of dividends, or the approval of certain regulators in the event of a return of capital, that these subsidiaries can ultimately pay to Quanta Holdings. In addition, following the withdrawal of our A.M. Best rating, the Bermuda Monetary Authority, the regulator of our most significant subsidiary, Quanta Reinsurance Ltd., amended Quanta Reinsurance Ltd.’s license to, among other things, restrict it from making any dividend payments to Quanta Holdings without the approval of the BMA or to enter into new transactions. We are working with applicable regulatory authorities to facilitate our ability, as the business we wrote expires over time, to pay dividends or return capital from our insurance operating subsidiaries to the holding company. The payment of dividends or return of capital to the holding company requires regulatory approval. In addition, because we have regulated subsidiaries which are owned by other regulated subsidiaries, which we refer to as “stacked subsidiaries,” obtaining approval to dividend funds or return capital requires the approval of a number of regulators before the funds can be made available to Quanta Holdings. Following approvals from the BMA, we declared a dividend of $1.75 per common share, or approximately $122.9 million, which was paid on March 28, 2008 to shareholders of record on March 25, 2008.

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

As of June 30, 2008, we had cash and cash equivalents and investments of approximately $513.3 million. Our cash and cash equivalents and investment balances include approximately $137.0 million held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, approximately $87.3 million that is pledged as collateral for letters of credit, approximately $38.6 million held in trust funds that are related to our deposit liabilities and approximately $26.5 million that is on deposit with, or has been pledged to, U.S. state insurance departments. After giving effect to these assets pledged or placed in trust, we estimate that we presently have unrestricted cash, cash equivalents and investments of $223.9 million, including cash and cash equivalents of approximately $14.5 million. This amount is held mainly by our operating subsidiaries in Bermuda, the U.S. and Europe.

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

As of June 30, 2008, we had net cash and cash equivalent balances and other investments of approximately $223.9 million that are available to post as security or place in trust. We currently believe that we have sufficient assets to pay our foreseen liabilities as they become due and meet our foreseen collateral requirements within our subsidiaries.

As of June 30, 2008 and August 4, 2008, the face amounts of our fully secured outstanding letters of credit were approximately $76.4 million and $75.1 million.

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

As at June 30, 2008, the market value of our total investment portfolio including cash and cash equivalents was $513.3 million of which $320.2 million related to trading fixed maturity investments, $159.3 million related to trading short-term investments, $14.5 million related to cash and cash equivalents and $19.3 million related to restricted cash and cash equivalents. Of the above amounts, $38.6 million related to trading investments related to deposit liabilities. The majority of our investment portfolio consists of fixed maturity and cash investments which are currently managed by Deutsche Asset Management, our external investment advisor. Custodians of our externally managed investment portfolios are Comerica Incorporated, JP Morgan Chase Bank N.A. and Citibank N.A.

Our investment guidelines require that the average credit quality of the investment portfolio is typically Aa3/AA- and that no more than 5% of the investment portfolio’s market value shall be invested in securities rated below Baa3/BBB-. As of June 30, 2008, all of the fixed maturity investments were investment grade, with a weighted average credit rating of approximately “AAA” based on ratings assigned by S&P.

Our portfolio of investment grade fixed maturity investments includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007 and 2008, delinquency and default rates have increased on these types of securities, and particularly on securities backed by subprime mortgages. Generally, subprime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of subprime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by subprime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to subprime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from our independent pricing sources in which significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at June 30, 2008. We believe our exposure to subprime credit risk is limited although there can be no assurance that events in the subprime mortgage sector will not adversely affect the value of our investments. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and historic and current cashflows. Together with our investment managers, we continue to monitor our potential exposure to subprime borrowers and we will make adjustments to the investment portfolio as necessary.

We currently believe that at June 30, 2008 our exposure to subprime mortgages was approximately $4.2 million, which represents less than one percent of our total cash and investments, and our exposure to Alt-A mortgages was approximately $2.8 million. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers.

The following table shows the amortized cost and fair value of our fixed maturities with exposure to subprime or Alt-A mortgages as at June 30, 2008.

	Weighted
	Average	AAA	AAA	AA
	Life in	Senior	Junior	Junior	Amortized	Fair
	Years	Tranche*	Tranche*	Tranche*	Cost	Value
	($ in millions)

By Vintage Year
Fixed Maturities with subprime exposure
2003	2.8	$—	$—	$0.1	$0.2	$0.1
2004	0.2	0.1	—	—	0.1	0.1
2005	0.7	0.7	—	—	0.8	0.7
2006	2.1	3.3	—	—	3.4	3.3

Total	1.9	$4.1	$—	$0.1	$4.5	$4.2

Fixed Maturities with Alt-A exposure
2004	3.0	$0.2	$—	$—	$0.2	$0.2
2005	4.9	2.2	—	—	2.4	2.2
2006	2.8	—	0.4	—	0.4	0.4

Total	4.5	$2.4	$0.4	$—	$3.0	$2.8

*	ratings as assigned by Standard & Poor’s Corporation

Our insurance and reinsurance premiums receivable balances totaled $10.9 million as of June 30, 2008, compared to $57.9 million at December 31, 2007. The decrease in premiums receivable primarily reflects the sale of our interest in Lloyd’s. The receivables balance at June 30, 2008 represents estimates for reinstatement premiums and premium installments that are currently due. As of June 30, 2008, based on our review of the balance, we have established a provision for uncollectible premiums receivable of $0.2 million.

Our deferred acquisition costs and unearned premiums, net of deferred reinsurance premiums, totaled $4.5 million and $21.9 million as of June 30, 2008, compared to $5.0 million and $75.6 million as of December 31, 2007. The decrease in deferred acquisition costs and unearned premiums, net of deferred reinsurance, is mainly due to the sale of our interest in Lloyd’s and, to a lesser extent, lower premiums written following our decision to cease underwriting or seeking new business. These amounts represent premiums and acquisition expenses on written contracts of insurance and reinsurance that will be recognized in earnings in future periods.

Our reserves for losses and loss adjustment expenses, net of reinsurance recoverable, totaled $227.3 million as of June 30, 2008, compared to $376.6 million as of December 31, 2007. The decrease in our net loss and loss expense reserves reflects the sale of our interest in Lloyd’s, other net favorable loss developments in our run-off lines, payment of losses and the effects of commutations during the six months ended June 30, 2008.

During the six months ended June 30, 2008, we commuted several assumed reinsurance contracts, which resulted in a reduction of our gross loss and loss expense reserves amounting to $8.3 million. We also experienced net favorable loss developments of $13.4 million, including $3.7 million as a result of our commutation activity. This was partially offset by an increase of $4.0 million in our estimate of deposit liabilities on non-traditional reinsurance contracts and our estimate of net losses and loss expenses incurred on net premiums earned during the six months ended June 30, 2008.

Our reserves for losses and loss adjustment expenses as of June 30, 2008 include our estimate of gross and net unpaid loss expenses, including incurred but not reported losses, of $25.8 million and $16.8 million relating to the 2005 hurricanes. Our estimate of our unpaid exposure to ultimate claim costs associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a review of affected contracts and discussion with clients, cedants and brokers. The actual amount of future loss payments relating to these loss events may vary significantly from this estimate.

Of our total reserves for losses and expense of $322.9 million at June 30, 2008, approximately $222.1 million, or 69%, is represented by our estimate of incurred but not reported reserves, or IBNR. We have participated in lines of business where claims may not be reported for some period of time after those claims are incurred.

Our reinsurance recoverables as of June 30, 2008 totaled $95.6 million, of which $1.8 million was currently due, compared to reinsurance recoverables as of December 31, 2007 of $148.4 million. The decrease in our reinsurance recoverable balance is primarily a result of the sale of our interest in Lloyd’s in the six months ended June 30, 2008. The decrease also reflects cash received from reinsurers in the six months ended June 30, 2008 and, to a lesser extent, favorable developments in our estimates of gross loss and loss expenses and our commutation activity. As of June 30, 2008, our reinsurance recoverable balances also include our estimate of unpaid loss expenses recoverable totaling $9.0 million relating to the 2005 hurricanes. Our estimate of our reinsurance recoverable balance associated with these losses is based on currently available information, claim notifications received to date, industry loss estimates, output from industry models, a detailed review of affected ceded reinsurance contracts and an assessment of the credit risk to which we are subject. The actual amount of future loss receipts relating to these loss events may vary significantly from this estimate.

The average credit rating of our reinsurers as of June 30, 2008 is “A” (excellent) by A.M. Best. As of June 30, 2008, losses and loss adjustment expenses recoverable from reinsurers included approximately 49.3% due from Everest Reinsurance Ltd., a reinsurer rated “A+” (superior) by A.M. Best. No other reinsurers accounted for more than 10% of the losses and loss adjustment expense recoverable balance as of June 30, 2008.

The following table lists our largest reinsurers measured by the amount of losses and loss adjustment expenses recoverable at June 30, 2008 and the reinsurers’ financial strength rating from A.M. Best:

	Losses and
	Loss
	Adjustment
	Expenses	Amount of	A.M. Best
Reinsurer	Recoverable	collateral	Rating
	($ in millions)

Everest Reinsurance Ltd.	$47.1	—	A+
The Toa Reinsurance Company of America	9.3	—	A
General Fidelity Insurance Company	7.9	—	A−
Aspen Insurance Ltd.	5.0	2.0	A
Peleus Reinsurance Ltd.	3.2	—	A
Odyssey America Reinsurance Corp.	3.2	—	A
Max Re Ltd.	3.1	3.0	A−
Various Lloyd’s syndicates	2.8	—	A
Glacier Reinsurance AG	2.6	2.6	A−
Arch Reinsurance Ltd.	2.5	2.0	A
XL Re Ltd.	1.3	—	A
Other Reinsurers Rated A- or Better	6.1	1.8	A−
All Other Reinsurers	1.5	—	B+ or lower

Total	$95.6	$11.4

Our shareholders’ equity was $239.5 million as of June 30, 2008, compared to $350.7 million as of December 31, 2007, reflecting a decrease of $111.2 million that was primarily attributable to the dividend paid to shareholders of $122.9 million partially offset by the net income to common shareholders of $10.0 million for the six months ended June 30, 2008.

As of June 30, 2008, we have provided a 100% cumulative valuation allowance against our net deferred tax assets. For the six months ended June 30, 2008, our valuation allowance decreased by approximately $3.4 million, to $47.6 million. These deferred tax assets were generated primarily from net operating losses. The realization of deferred tax assets is dependent on future taxable income and future reversals of existing taxable temporary differences. Due to prior and existing operating losses, we believe that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have recorded a full valuation allowance against these net deferred tax assets as of June 30, 2008 and 2007.

Liquidity

Operating Cashflow; Cash and Cash Equivalents

We used net operating cash flow of approximately $35.8 million during the six months ended June 30, 2008, primarily due to the payment of claims and expenses during the period, offset by investment income and reinsurance recoverables received. During the same period, net cash of $150.8 million was provided by receipts from sales of investments (less amounts paid for purchases of investments) and net cash of $122.9 million was used for the payment of the dividend on March 28, 2008. Our cash balances and cash flows from operations for the six months ended June 30, 2008 provided us with sufficient liquidity to meet operating cash requirements during that period.

Sources of cash

Our sources of cash consist primarily of existing cash and cash equivalents, proceeds from sales and redemptions of investment assets, capital or debt issuances, investment income, reinsurance recoveries, and, to a lesser extent, our secured bank credit facility and collections of receivables for technical services rendered to third parties. As a result of the A.M. Best rating actions in 2006, the resulting loss of business and business opportunities, our decision to cease writing new business in all our product lines and the sale of our interests in Syndicate 4000, we do not expect any significant future cash flows associated with the receipt of premiums written. Furthermore, we expect cash flows from investment income to continue to decrease in the future as we pay expenses and settle claims.

The cash flows from discontinued operations are combined, in the statement of cash flows, with the cash flows from continuing operations within each category. We do not expect the absence of cash flows from our discontinued operations to significantly affect our future liquidity.

On October 27, 2006, we entered into a Credit Agreement with a syndicate of lenders and ING Bank N.V., London Branch, as the mandated lead arranger, providing for a secured bank letter of credit facility (the “ING credit facility”). The ING credit facility provided for an aggregate commitment of $240 million for a period of three years terminating on October 27, 2009. Since January 1, 2008, we have reduced the aggregate commitment under the ING credit facility to $80.0 million. As of June 30, 2008 we had approximately $76.4 million of letters of credit outstanding under the ING credit facility.

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

Under the 2007 LTIP, if any participant is involuntarily terminated without cause, then the participant will receive a pro-rata portion of the total amount available to participants under the 2007 LTIP. In the event specified change of control events are completed prior to 2010, participants will become immediately vested in their payouts under the 2007 LTIP and will receive an award based primarily on the share price received by our shareholders in the change of control transaction, plus any dividends previously paid to the shareholders. During the three and six months ended June 30, 2008, we expensed $3.9 million and $7.8 million in relation to the 2007 LTIP.

We expect that our cash requirements for the payment of claims will be significant in future periods as we receive and settle claims, including those relating to the claims for the hurricanes that occurred in 2005.

We incurred an insignificant amount of capital expenditures during the six months ended June 30, 2008. As we continue to manage the run-off of our specialty insurance and reinsurance business, we are unable to quantify the amounts of future capital expenditures we may have to incur.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements with special purpose entities or variable interest entities.

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

As described under “Liquidity” above, we entered into the ING credit facility providing for the issuance of letters of credit for a period of three years terminating on October 27, 2009. Regulatory restrictions also limit the amount of investments that may be pledged by our U.S. insurance borrowers and, consequently, the amount available for letters of credit and borrowings under the facility to those borrowers. As of June 30, 2008 and December 31, 2007, we had approximately $76.4 million and $91.6 million of secured letters of credit issued and outstanding under the ING credit facility. If we fail to maintain or enter into adequate letter of credit facilities on a timely basis, we may be unable to provide necessary security to cedant companies that presently have the right to require the posting of additional security by reason of the downgrade of our A.M. Best rating.

As of June 30, 2008, we had approximately $137.0 million in cash and cash equivalents and investments held in trust funds for the benefit of ceding companies and to fund our obligations associated with the assumption of an environmental remediation liability, $38.6 million held in trust funds that are related to our deposit liabilities and $26.5 million that is on deposit with, or has been pledged to, U.S. state insurance departments.

Some of our insurance and many of our reinsurance contracts contain termination rights that were triggered by the A.M. Best rating downgrade. Some of these insurance and reinsurance contracts also require us to post additional security. As a result, we may be required to post additional security either through the issuance of letters of credit or the placement of securities in trust under the terms of those insurance or reinsurance contracts. We may also elect to post security under other insurance contracts. We currently have cash and cash equivalent balances of approximately $14.5 million that are available to post as security or place in trust. However, the distribution of these funds from each of our operating subsidiaries is subject to significant legal, regulatory and compliance requirements.

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

As of June 30, 2008, we did not hold any derivative instruments.

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

Our investment guidelines limit the amount of our investment portfolio that may be denominated in foreign currencies to 20% (as measured by market value). Furthermore, our guidelines limit the amount of foreign currency denominated investments that can be held without a corresponding hedge against the foreign currency exposure to 5% (as measured by market value). As of June 30, 2008, our investment portfolio did not include any amounts that were denominated in foreign currencies and we did not hold any foreign currency forward contracts.

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

Our strategy for managing interest rate risk includes maintaining a high quality investment portfolio that is actively managed by our managers in accordance with our investment guidelines in order to balance our exposure to interest rates with the requirement to tailor the duration, yield, currency and liquidity characteristics to the anticipated cash outflow characteristics of claim reserve liabilities. As of June 30, 2008, assuming parallel shifts in interest rates, the impact of an immediate 100 basis point increase in market interest rates on our net invested assets, including cash and cash equivalents, under management by third party investment managers of approximately $513.3 million would have been an estimated decrease in market value of approximately $12.1 million, or 2.4%. The impact on our net invested assets, including cash and cash equivalents, under management by third party investment managers of an immediate 100 basis point decrease in market interest rates would have been an estimated increase in market value of approximately $11.2 million, or 2.2%.

As of June 30, 2008, our investment portfolio included AAA rated asset and mortgage-backed securities with a market value of $159.1 million, or 31.0%, excluding trading investments related to deposit liabilities. As with other fixed income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can also expose us to prepayment and extension risks on these investments. In periods of declining interest rates, the frequency of mortgage prepayments generally increase as mortgagees seek to refinance at a lower interest rate cost. Mortgage prepayments result in the early repayment of the underlying principal of mortgage-backed securities requiring us to reinvest the proceeds at the then current market rates. When interest rates increase, these assets are exposed to extension risk, which occurs when holders of underlying mortgages reduce the frequency on which they prepay the outstanding principal before the maturity date and delay any refinancing of the outstanding principal.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. This risk is defined as the default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and to any one issuer. We attempt to limit our overall credit exposure by purchasing fixed income securities that are generally rated investment grade by Moody’s Investors Service, Inc. and/or S&P. Our investment guidelines require that the average credit quality of our portfolio will be Aa3/AA- and that no more than 5% of our investment portfolio’s market value shall be invested in securities rated below BBB-/Baa3. We also limit our exposure to any single issuer to 5% or less of our portfolio’s market value at the time of purchase, with the exception of U.S. government and agency securities. As of June 30, 2008, the average credit quality of our investment portfolio was AAA, and all of the fixed income securities held were investment grade.

Our portfolio of investment grade fixed maturity investments includes mortgage-backed and asset-backed securities and collateralized mortgage obligations. These types of securities have cash flows that are backed by the principal and interest payments of a group of underlying mortgages or other receivables. During 2007 and the early part of 2008, delinquency and default rates increased on these types of securities, and particularly on securities backed by subprime mortgages. Generally, subprime mortgages are considered to be those made to borrowers who do not qualify for market interest rates for one or more possible reasons, such as a low credit score, a limited or lack of credit history or a lack of earnings documentation. As a result of the increasing default rates of subprime borrowers, there is a greater risk of defaults on mortgage-backed and asset-backed securities and collateralized mortgage obligations, especially those that are non-investment grade. Therefore, fixed maturities securities backed by subprime mortgages have exhibited significant declines in fair value and liquidity. These factors combined with the contraction in liquidity in the principal markets for these securities makes the estimate of fair value increasingly uncertain. The fair values of our holdings in securities exposed to subprime borrowers are generally not based on quoted prices for identical securities, but are based on model-derived valuations from our independent pricing sources in which significant inputs and significant value drivers are observable in active markets. Should we need to liquidate these securities within a short period of time, the actual realized proceeds may be significantly different from the fair values estimated at June 30, 2008. We believe our exposure to subprime credit risk is limited although there can be no assurance that events in the subprime mortgage sector will not adversely affect the value of our investments. We have determined that a write-down for impairment of these securities is not necessary based on a consideration of relevant factors including prepayment rates, subordination levels, default rates, credit ratings, weighted average life, credit default insurance and historic and current cashflows. Together with our investment managers, we continue to monitor our potential exposure to subprime borrowers and we will make adjustments to the investment portfolio as necessary.

We currently believe that at June 30, 2008 our exposure to subprime mortgages was approximately $4.2 million, which represents less than one percent of our total cash and investments, and our exposure to Alt-A mortgages was approximately $2.8 million, which represents less than one percent of our total cash and investments. Alt-A mortgages are considered to be those made to borrowers who do not qualify for market interest rates but who are considered to have less credit risk than subprime borrowers.

We are also exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. As of June 30, 2008, our loss and loss adjustment expenses recoverable from reinsurers balance was $95.6 million, of which $1.8 million had been submitted to our reinsurers for payment. To mitigate the risk of nonpayment of amounts due under these arrangements, we have established business and financial standards for reinsurer and broker approval, incorporating ratings by major rating agencies and considering the financial condition of the counterparty and the current market information. In addition, we monitor concentrations of credit risk arising from our reinsurers, regularly review our reinsurers’ financial strength ratings and seek letters of credit to collateralize balances due. At June 30, 2008 there were $11.4 million of letters of credit collateralizing balances due to us.

We are also exposed to credit risk relating to our premiums receivable balance. As of June 30, 2008, our premiums receivable balance was $10.9 million. We believe that credit risk exposure related to these balances is mitigated by several factors, including but not limited to credit monitoring controls performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the majority of our insurance and reinsurance contracts provide the right to offset the premiums receivable against losses payable, we believe that the credit risk in this area is substantially reduced.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, we have carried out an evaluation under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operational effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2008.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information we are required to disclose in our SEC reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Both of these cases are now pending before U.S. District Judge Robert P. Patterson, Jr. On May 7, 2007, Judge Patterson appointed Zirkin-Cutler Investments, Inc. (“Zirkin”) as lead plaintiff for a putative class of investors who purchased our preferred shares, and appointed Washington State Plumbing and Pipefitting Pension Trust (“Washington”) as lead plaintiff for a putative class of investors who purchased our common shares. Judge Patterson directed Zirkin and Washington to file amended pleadings that would supersede the complaints previously filed by Mr. Zirkin and Mr. Coronel.

On July 16, 2007, Zirkin filed an amended complaint (the “Zirkin Complaint”). Zirkin purports to sue on behalf of itself and a class of investors who purchased our preferred shares between December 14, 2005 and March 2, 2006. The Zirkin Complaint alleges that we made false statements concerning reserves for hurricane-related losses in a registration statement and prospectus that were circulated to investors in connection with a securities offering we completed in December 2005. The Zirkin Complaint alleges that we are liable under Sections 11 and 12(a)(2) of the Securities Act of 1933.

Zirkin has named as defendants, in addition to the Company, two firms that served as underwriters for this offering (Friedman, Billings, Ramsey & Co., Inc. (“FBR”) and BB&T Capital Markets (“BBT”)), and six individuals who served as officers or directors at the time of the offering (James Ritchie, Jonathan Dodd, Robert Lippincott III, Michael Murphy, Nigel Morris, and W. Russell Ramsey).

Washington filed a separate amended complaint (the “Washington Complaint”) on July 16, 2007. Washington purports to sue on behalf of itself and a class of investors who purchased our common shares between October 4, 2005 and April 3, 2006. The Washington Complaint alleges that during that period, we made false and misleading statements, and omitted to state material information, in various disclosures. The disclosures and alleged omissions at issue in the case relate to reserves for hurricane-related losses, reserves related to an oil pipeline leak, and the quality of our internal controls over financial reporting. The Washington Complaint alleges claims against us under Sections 11 and 12(a)(2) of the Securities Act of 1933, based on statements made in connection with the above-referenced securities offering and under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made at various times and contexts.

The Company, FBR, BBT, and the six individuals named as individual defendants in the Zirkin Complaint (Messrs. Ritchie, Dodd, Lippincott, Murphy, Morris, and Ramsey) are all named as defendants in the Washington Complaint as well. In addition, the Washington Complaint also names as a defendant Tobey Russ (former Chairman of the Company’s Board of Directors and former Chief Executive Officer).

In September 2007, we filed motions challenging the legal sufficiency of the claims asserted in both cases, and asked the Court to dismiss both cases. The briefing on these motions was completed in January 2008 and a hearing was held in April 2008. The Court has neither issued any rulings addressing the motions or the merits of these cases nor decided whether it will certify any case against us to proceed as a class action. In accordance with the Private Securities Litigation Reform Act, discovery in these cases has been stayed pending a ruling by the Court on the motions. We intend to continue to defend these actions vigorously.

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

ITEM 6.	RISK FACTORS

In addition to the risk factors previously disclosed in Part I, Item 1A of the Form 10-K, the Company has identified the following new risk factors:

Risks Related to the Amalgamation

The amalgamation may divert management’s attention away from the run-off of our business and have a material adverse effect on the Company’s operations.

While the amalgamation is pending, management may be required to devote a substantial amount of its attention and business efforts to the activities related to the amalgamation. This would divert management’s attention away from its responsibilities related to the run-off of our business. The diversion of management’s attention could have a material adverse effect on our operations.

Even if the Company’s shareholders approve the amalgamation, the amalgamation may not be completed.

The completion of the Amalgamation is subject to satisfaction of numerous closing conditions, some of which are out of our control, and we cannot make any assurances that it will be able to satisfy all of the closing conditions set forth in the Amalgamation Agreement. Conditions to closing under the Amalgamation Agreement include receipt of certain required regulatory approvals and other customary closing conditions. As a result, even if the Amalgamation Agreement is approved by the required vote of our shareholders at the special general meeting, we cannot guarantee that the amalgamation will be completed.

The Amalgamation Agreement limits the Company’s ability to pursue alternatives to the amalgamation.

The Amalgamation Agreement contains provisions that make it more difficult for us to sell our business to a party other than Catalina. The Amalgamation Agreement also provides that if the Amalgamation Agreement is terminated under certain circumstances, we will be required to pay Catalina a termination fee of $6,000,000 and to reimburse Catalina and its affiliates for all expenses (up to a maximum amount of $1,000,000) incurred in connection with the execution of the Amalgamation Agreement and the transactions contemplated by the Amalgamation Agreement. These provisions could discourage a third party that might have an interest in acquiring us or a significant part of our assets from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Catalina. Furthermore, the termination fee and costs and expenses incurred in connection with the amalgamation may result in a potential competing acquirer offering to pay a lower per share price to acquire the Company than it might otherwise have offered to pay. The payment of the termination fee and these costs and expenses could also negatively affect our financial condition.

Failure to complete the amalgamation would likely negatively affect the price of the Company’s common shares.

If the amalgamation is not completed, our common shares may trade at or below levels at which they traded prior to the announcement of the amalgamation due to adverse market reaction. If the amalgamation is not completed, there can be no assurance that any other transaction similar to the amalgamation would be available to us. Even if such a transaction were available, there can be no assurance that such a transaction would be acceptable to our board of directors and would offer our shareholders the opportunity to receive a cash payment for their shares of our common stock at a premium over the market prices at which our common stock traded before the public announcement of any such transaction.

ITEM 5.	OTHER INFORMATION

We have not held or scheduled an annual general meeting of shareholders in 2008. If the amalgamation is completed, we will have no public shareholders and no public participation in any of the our future shareholder meetings. If the amalgamation is not completed, you will continue to be entitled to attend and participate in our shareholder meetings, and we will hold an annual general meeting of shareholders in 2008, in which case shareholder proposals will be eligible for consideration for inclusion in the proxy statement and form of proxy for our 2008 annual general meeting of shareholders in accordance with Rule 14a-8 under the Exchange Act.

In order for shareholder proposals which are submitted pursuant to Rule 14a-8 under the Exchange Act to be considered for inclusion in our proxy materials for our 2008 annual general meeting of shareholders, they must be received by us at our registered office, located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda, addressed to the Secretary a reasonable time before we print our proxy materials. Upon receipt of any such proposal, we will determine whether or not to include such proposal in the proxy statement and proxy in accordance with applicable rules and regulations promulgated by the SEC.

If a shareholder desires to nominate one or more individuals for election as directors at the 2008 annual general meeting, written notice of such shareholder’s intent to make such a nomination must be received by us at our registered office not later than 60 days prior to the date of the 2008 annual general meeting.

If a shareholder of record or group of shareholders of record representing not less than one-twentieth of the total voting rights of all the shareholders having at the date of requisition a right to vote at the 2008 annual general meeting, or, comprising not less than one hundred shareholders, desires to bring other business before the 2008 annual general meeting of shareholders, such proposal must be received by us at our registered office, located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda, addressed to the Secretary in the case of proposals to be voted on, not less than six weeks before the 2008 annual general meeting.

ITEM 6.	EXHIBITS

2.1		Agreement and Plan of Amalgamation, dated as of May 29, 2008, among the Company, Catalina and Catalina Alpha Ltd. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on form 8-K filed on May 30, 2008).

10	.1*	Gross-Up Agreement, dated as of May 21, 2008, between the Company and Peter D. Johnson.

31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quanta Capital Holdings Ltd.

Date: August 8, 2008	/s/ Peter D. Johnson
Peter D. Johnson (On behalf of the registrant and as Principal Executive Officer)
Date: August 8, 2008	/s/ Jonathan J.R. Dodd
Jonathan J.R. Dodd (Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

2.1		Agreement and Plan of Amalgamation, dated as of May 29, 2008, among the Company, Catalina and Catalina Alpha Ltd. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on form 8-K filed on May 30, 2008).

10	.1*	Gross-Up Agreement, dated as of May 21, 2008, between the Company and Peter D. Johnson.

31	.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.